Form 10-Q
period 2011-03-31
CITY NATIONAL CORP
filed 2011-05-06
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 53,178,300 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
(in thousands, except share amounts)	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$203,600	$126,882	$293,855
Due from banks - interest-bearing	743,569	142,807	429,157
Federal funds sold	100,000	165,000	50,000
Securities available-for-sale - cost $5,803,623, $5,658,120, and $3,897,750 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively:
Securities pledged as collateral	—	—	198,349
Held in portfolio	5,849,390	5,720,675	3,730,132
Trading securities	81,287	255,397	68,405
Loans and leases, excluding covered loans	11,269,684	11,386,628	11,689,536
Less: Allowance for loan and lease losses	263,356	257,007	292,799
Loans and leases, excluding covered loans, net	11,006,328	11,129,621	11,396,737
Covered loans, net of allowance for loan losses	1,684,068	1,790,133	1,803,048
Net loans and leases	12,690,396	12,919,754	13,199,785
Premises and equipment, net	131,345	128,426	123,178
Deferred tax asset	113,231	105,398	149,397
Goodwill	486,403	486,070	479,982
Customer-relationship intangibles, net	41,016	42,564	43,153
Affordable housing investments	111,583	99,670	90,304
Customers’ acceptance liability	1,571	1,715	3,267
Other real estate owned ($121,822, $120,866 and $77,526 covered by FDIC loss share at March 31, 2011, December 31, 2010 and March 31, 2010, respectively)	178,164	178,183	135,551
FDIC indemnification asset	270,576	295,466	325,356
Other assets	633,801	685,111	746,604
Total assets	$21,635,932	$21,353,118	$20,066,475
Liabilities
Demand deposits	$8,756,877	$8,457,178	$7,881,959
Interest checking deposits	1,771,234	1,863,004	2,202,703
Money market deposits	6,521,767	6,344,749	4,939,662
Savings deposits	308,612	291,299	382,994
Time deposits-under $100,000	312,658	338,112	421,808
Time deposits-$100,000 and over	806,791	882,520	1,134,603
Total deposits	18,477,939	18,176,862	16,963,729
Short-term borrowings	151,663	153,444	9,614
Long-term debt	703,173	704,971	986,585
Reserve for off-balance sheet credit commitments	21,707	21,529	18,498
Acceptances outstanding	1,571	1,715	3,266
Other liabilities	223,239	264,203	174,707
Total liabilities	19,579,292	19,322,724	18,156,399
Redeemable noncontrolling interest	46,013	45,676	46,665
Commitments and contingencies
Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at March 31, 2011, December 31, 2010 and March 31, 2010	53,886	53,886	53,886
Additional paid-in capital	480,918	487,868	505,330
Accumulated other comprehensive income	26,535	36,853	23,927
Retained earnings	1,511,153	1,482,037	1,382,421
Treasury shares, at cost - 1,446,355, 1,639,203 and 1,997,480 shares at March 31, 2011, December 31, 2010 and March 31, 2010, respectively	(86,954)	(101,065)	(127,342)
Total shareholders’ equity	1,985,538	1,959,579	1,838,222
Noncontrolling interest	25,089	25,139	25,189
Total equity	2,010,627	1,984,718	1,863,411
Total liabilities and equity	$21,635,932	$21,353,118	$20,066,475

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2011	2010
Interest Income
Loans and leases	$162,939	$169,549
Securities available-for-sale	37,333	32,200
Trading securities	87	(51)
Due from banks - interest-bearing	297	346
Federal funds sold and securities purchased under resale agreements	154	22
Total interest income	200,810	202,066
Interest Expense
Deposits	10,190	13,164
Federal funds purchased and securities sold under repurchase agreements	—	1,936
Subordinated debt	4,648	4,639
Other long-term debt	4,682	6,822
Total interest expense	19,520	26,561
Net interest income	181,290	175,505
Provision for credit losses on loans and leases, excluding covered loans	—	55,000
Provision for losses on covered loans	19,116	—
Net interest income after provision	162,174	120,505
Noninterest Income
Trust and investment fees	35,638	33,509
Brokerage and mutual fund fees	5,661	5,281
Cash management and deposit transaction charges	11,725	12,576
International services	8,316	6,508
FDIC loss sharing income, net	8,605	9,086
Gain on disposal of assets	2,424	1,391
Gain on sale of securities	130	2,134
Other	21,558	7,391
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(4,510)	(15,208)
Less: Portion of loss recognized in other comprehensive income	4,346	14,205
Net impairment loss recognized in earnings	(164)	(1,003)
Total noninterest income	93,893	76,873
Noninterest Expense
Salaries and employee benefits	111,012	95,459
Net occupancy of premises	13,346	12,905
Legal and professional fees	10,077	9,183
Information services	7,497	7,516
Depreciation and amortization	6,748	6,347
Amortization of intangibles	2,168	2,447
Marketing and advertising	6,518	5,248
Office services and equipment	4,606	3,798
Other real estate owned	14,489	17,197
FDIC assessments	9,806	6,521
Other operating	11,130	9,313
Total noninterest expense	197,397	175,934
Income before income taxes	58,670	21,444
Income taxes	17,886	4,418
Net income	$40,784	$17,026
Less: Net income attributable to noncontrolling interest	1,092	1,328
Net income attributable to City National Corporation	$39,692	$15,698
Less: Dividends and accretion on preferred stock	—	5,702
Net income available to common shareholders	$39,692	$9,996
Net income per share, basic	$0.75	$0.19
Net income per share, diluted	$0.74	$0.19
Shares used to compute net income per share, basic	52,320	51,690
Shares used to compute net income per share, diluted	52,894	52,092
Dividends per share	$0.20	$0.10

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$40,784	$17,026
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	—	55,000
Provision for losses on covered loans	19,116	—
Amortization of intangibles	2,168	2,447
Depreciation and amortization	6,748	6,347
Share-based employee compensation expense	4,678	3,872
Deferred income tax benefit	(811)	(1,050)
Gain on disposal of assets	(2,424)	(1,391)
Gain on sale of securities	(130)	(2,134)
Impairment loss on securities	164	1,003
Other, net	(12,700)	12,914
Net change in:
Trading securities	174,171	85,897
Other assets and other liabilities, net	35,560	4,406
Net cash provided by operating activities	267,324	184,337
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(598,336)	(398,372)
Sales of securities available-for-sale	6,094	407,611
Maturities and paydowns of securities available-for-sale	436,519	406,905
Loan originations, net of principal collections	199,409	410,291
Net payments for premises and equipment	(9,567)	(5,216)
Net cash acquired in acquisitions	7,922	—
Other investing activities, net	16,624	12,967
Net cash provided by investing activities	58,665	834,186
Cash Flows From Financing Activities
Net increase (decrease) in deposits	292,671	(415,719)
Net decrease in federal funds purchased and securities sold under repurchase agreements	—	(442,895)
Net increase in short-term borrowings, net of transfers from long-term debt	70	40
Net decrease in long-term debt	—	(353)
Proceeds from exercise of stock options	4,015	9,821
Tax benefit from exercise of stock options	920	2,142
Redemption of preferred stock	—	(200,000)
Cash dividends paid	(10,576)	(8,214)
Other financing activities, net	(609)	(3,259)
Net cash provided by (used in) financing activities	286,491	(1,058,437)
Net decrease in cash and cash equivalents	612,480	(39,914)
Cash and cash equivalents at beginning of year	434,689	812,926
Cash and cash equivalents at end of period	$1,047,169	$773,012
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,666	$28,253
Income taxes	2	—
Non-cash investing activities:
Transfer of loans to other real estate owned	$34,139	$42,497

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Comprehensive income:
Net income (1)	—	—	—	—	—	15,698	—	535	16,233
Other comprehensive income, net of tax (2)	—	—	—	—	26,976	—	—	—	26,976
Total comprehensive income								535	43,209
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(535)	(535)
Issuance of shares under share-based compensation plans	—	—	—	(15,658)	—	—	24,409	—	8,751
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Share-based employee compensation expense	—	—	—	3,849	—	—	—	—	3,849
Tax benefit from share-based compensation plans	—	—	—	1,413	—	—	—	—	1,413
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(5,214)	—	—	(5,214)
Net change in deferred compensation plans	—	—	—	27	—	—	—	—	27
Change in redeemable noncontrolling interest	—	—	—	2,149	—	—	—	—	2,149
Other	—	—	—	—	—	—	—	(1,252)	(1,252)
Balance, March 31, 2010	53,885,886	$—	$53,886	$505,330	$23,927	$1,382,421	$(127,342)	$25,189	$1,863,411

Balance, January 1, 2011	53,885,886	$—	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Comprehensive income:
Net income (1)	—	—	—	—	—	39,692	—	534	40,226
Other comprehensive loss, net of tax (2)	—	—	—	—	(10,318)	—	—	—	(10,318)
Total comprehensive income								534	29,908
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(534)	(534)
Issuance of shares under share-based compensation plans	—	—	—	(11,820)	—	—	14,111	—	2,291
Share-based employee compensation expense	—	—	—	4,629	—	—	—	—	4,629
Tax benefit from share-based compensation plans	—	—	—	1,037	—	—	—	—	1,037
Cash dividends:
Common	—	—	—	—	—	(10,576)	—	—	(10,576)
Net change in deferred compensation plans	—	—	—	26	—	—	—	—	26
Change in redeemable noncontrolling interest	—	—	—	(822)	—	—	—	—	(822)
Other	—	—	—	—	—	—	—	(50)	(50)
Balance, March 31, 2011	53,885,886	$—	$53,886	$480,918	$26,535	$1,511,153	$(86,954)	$25,089	$2,010,627

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $558 and $793 for the three-month periods ended March 31, 2011 and 2010, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)          See Note 9 for additional information on other comprehensive income.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”).  The Bank delivers banking, trust and investment services through 79 offices in Southern California, the San Francisco Bay area, Nevada and New York City. As of March 31, 2011, the Corporation had six consolidated investment advisory affiliates and a noncontrolling interest in two other firms. The Corporation also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities available-for-sale impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuations of acquired impaired loans, FDIC indemnification assets, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses.  The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented.  In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results for the 2011 interim period are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2010 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2011. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2011.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

During the three months ended March 31, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 enhances disclosure requirements under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements.  The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements.  The new guidance, except for the requirement to provide the Level 3 activity on a gross basis, was adopted by the Company on January 1, 2010. The expanded disclosure requirements pertaining to Level 3 activity became effective for the Company on January 1, 2011. Adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

•                  In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). The ASU temporarily delayed the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 until the FASB completes its deliberations on what constitutes a troubled debt restructuring. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011 concurrent with the effective date of ASU 2011-02.

•                 In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor (“lender”) must separately conclude that both of the following exist: (1) the restructuring constitutes a concession, and (2) the debtor (“borrower”) is experiencing financial difficulties. Determining whether a modification is a troubled debt restructuring requires significant judgment. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender’s evaluation of whether a borrower is experiencing financial difficulties. ASU 2011-02 is effective for interim and annual periods ending after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the year. Thus, an entity will be required to apply the guidance to determine whether modifications that were not previously considered TDRs and that have occurred since the beginning of the year would now be considered TDRs.  Adoption of the new guidance is not expected to have a significant effect on the Company’s financial statements.

Note 2. Business Combinations

San Jose, California Branch

On February 11, 2011, the Company purchased a branch banking office in San Jose, California from another financial institution. The Company acquired approximately $8.4 million in deposits. The Company recorded $0.3 million of goodwill and a core deposit intangible of $0.1 million with its acquisition of the branch.

Datafaction, Inc.

On November 15, 2010, the Corporation acquired Datafaction Inc. (“Datafaction”), a provider of accounting and imaging software for business managers and professional services firms, in an all-cash transaction.  Datafaction’s product and service offerings are expected to complement the cash management solutions available to the Company’s business clients. The Company recognized goodwill of approximately $6.2 million and a customer contract intangible of approximately $2.2 million related to the acquisition.

Sun West Bank and 1st Pacific Bank of California

On May 28, 2010, the Bank acquired the banking operations of Sun West Bank (“SWB”) in Las Vegas, Nevada in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC at acquisition and recognized a gain of $24.7 million on the acquisition of SWB in the second quarter of 2010.  The acquisition of SWB added three new bank branches in Nevada.

On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California (“FPB”) in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities.  The Bank acquired most of FPB’s assets, including loans with a fair value of $202.8 million and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC at acquisition. During the second quarter of 2010, the Bank recognized a gain of $0.5 million on the acquisitions of FPB.  During the third quarter of 2010, the Bank recognized an additional gain of $2.1 million when the first loss tranche under the FPB loss-sharing agreement was amended by the FDIC.  The acquisition of FPB added five new bank branches in California.

In connection with the acquisitions of SWB and FPB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets.  Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are subject to a loss-sharing agreement with the FDIC. The term of the loss-sharing agreements is 10 years for single-family residential loans and five years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as indemnification assets at their estimated fair value of $104.6 million for SWB and $36.5 million for FPB at acquisition date.  The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flows that the Bank expects to collect from the FDIC is accreted into noninterest income.

The Bank recognized a $3.6 million liability in the acquisition of FPB relating to a requirement that the Bank reimburse the FDIC if actual cumulative losses are lower than the cumulative losses originally estimated by the FDIC prior to the acquired bank’s failure.  There was no similar liability recognized in the acquisition of SWB.

Note 3. Fair Value Measurements

Accounting guidance defines fair value for financial reporting purposes as the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date).  Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact.

Note 3. Fair Value Measurements (Continued)

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

Note 3. Fair Value Measurements (Continued)

The following tables summarize assets and liabilities measured at fair value as of March 31, 2011, December 31, 2010 and March 31, 2010 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$14,091	$14,091	$—	$—
Federal agency - Debt	1,538,090	—	1,538,090	—
Federal agency - MBS	520,571	—	520,571	—
CMOs - Federal agency	3,275,555	—	3,275,555	—
CMOs - Non-agency	106,676	—	106,676	—
State and municipal	341,405	—	341,405	—
Other debt securities	43,885	—	22,973	20,912
Equity securities and mutual funds	9,117	9,117	—	—
Trading securities	81,287	77,360	3,927	—
Mark-to-market derivatives (1)	39,861	3,275	36,586	—
Total assets at fair value	$5,970,538	$103,843	$5,845,783	$20,912

Liabilities
Mark-to-market derivatives (2)	$22,126	$1,227	$20,899	$—
Other liabilities	150	—	150	—
Total liabilities at fair value	$22,276	$1,227	$21,049	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$958	$958	$—	$—
Commercial real estate mortgages	1,888	1,888	—	—
Residential mortgages	2,774	1,961	813	—
Real estate construction	9,221	9,221	—	—
Equity lines of credit	1,707	711	996	—
Installment	2,800	2,800	—	—
Other real estate owned (4)	30,230	22,565	7,665	—
Total assets at fair value	$49,578	$40,104	$9,474	$—

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Other real estate owned balance of $178.2 million in the consolidated balance sheets includes $121.8 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$14,113	$14,113	$—	$—
Federal agency - Debt	1,142,328	—	1,142,328	—
Federal agency - MBS	551,346	—	551,346	—
CMOs - Federal agency	3,497,147	—	3,497,147	—
CMOs - Non-agency	118,295	—	118,295	—
State and municipal	343,380	—	343,380	—
Other debt securities	43,630	—	22,648	20,982
Equity securities and mutual funds	10,436	10,436	—	—
Trading securities	255,397	249,861	5,536	—
Mark-to-market derivatives (1)	46,712	3,258	43,454	—
Total assets at fair value	$6,022,784	$277,668	$5,724,134	$20,982

Liabilities
Mark-to-market derivatives (2)	$26,437	$1,215	$25,222	$—
Other liabilities	160	—	160	—
Total liabilities at fair value	$26,597	$1,215	$25,382	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$1,528	$—	$1,528	$—
Commercial real estate mortgages	31,684	—	21,236	10,448
Residential mortgages	9,061	—	8,210	851
Real estate construction	98,059	—	98,059	—
Equity lines of credit	3,092		2,224	868
Collateral dependent impaired covered loans (3)
Commercial	2,557	—	—	2,557
Other real estate owned (4)	88,993	—	65,605	23,388
Private equity investments	10,804	—	—	10,804
Total assets at fair value	$245,778	$—	$196,862	$48,916

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

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$15,100	$15,100	$—	$—
Federal agency - Debt	611,317	—	611,317	—
Federal agency - MBS	448,293	—	448,293	—
CMOs - Federal agency	2,174,217	—	2,174,217	—
CMOs - Non-agency	228,930	—	228,930	—
State and municipal	365,826	—	365,826	—
Other debt securities	70,600	—	45,607	24,993
Equity securities and mutual funds	14,198	14,198	—	—
Trading securities	68,405	66,932	1,473	—
Mark-to-market derivatives (1)	51,039	5,258	45,781	—
Total assets at fair value	$4,047,925	$101,488	$3,921,444	$24,993

Liabilities
Mark-to-market derivatives (2)	$19,567	$1,733	$17,834	$—
Total liabilities at fair value	$19,567	$1,733	$17,834	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial	$3,810	$—	$3,810	$—
Commercial real estate mortgages	46,267	—	32,889	13,378
Residential mortgages	7,450	—	7,065	385
Real estate construction	128,740	—	70,489	58,251
Other real estate owned (4)	36,532	—	27,394	9,138
Private equity investments	3,740	—	—	3,740
Total assets at fair value	$226,539	$—	$141,647	$84,892

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Other real estate owned balance of $135.6 million in the consolidated balance sheets includes $77.5 million of covered OREO and is net of estimated disposal costs.

At March 31, 2011, $5.97 billion, or approximately 28 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.02 billion or approximately 28 percent at December 31, 2010, and $4.05 billion or approximately 20 percent at March 31, 2010. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs.  Approximately $22.3 million, $26.6 million and $19.6 million of the Company’s total liabilities at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At March 31, 2011, $49.6 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $245.8 million or 1 percent at December 31, 2010, and $226.5 million or 1 percent at March 31, 2010.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2011.

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total losses (gains), which include charge-offs, recoveries, specific reserves, OREO valuation write-downs, OREO valuation write ups and net losses on sales of OREO, recognized in the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Collateral dependent impaired loans
Commercial	$606	$2,618
Commercial real estate mortgages	(7,114)	17,307
Residential mortgages	142	852
Real estate construction	(2,217)	10,245
Equity lines of credit	(36)	—
Installment	4,514	—
Other real estate owned	9,122	12,548
Private equity investments	—	398
Total net losses recognized	$5,017	$43,968

Level 3 assets measured at fair value on a recurring basis in the current and prior period consist of collateralized debt obligation senior notes.  The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets.  Activity in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2011 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	For the three months ended
	March 31, 2011	March 31, 2010
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$20,982	$26,779
Total realized/unrealized gains (losses):
Included in other comprehensive income	1,690	(1,638)
Settlements	(1,707)	(120)
Other (1)	(53)	(28)
Balance, end of period	$20,912	$24,993

(1)          Other rollforward activity consists of amortization of premiums recognized on the initial purchase of the securities available-for-sale.

There were no purchases, sales or issuances of Level 3 assets measured on a recurring basis during the three months ended March 31, 2011 and 2010.  Paydowns of $1.7 million and $0.1 million were received on Level 3 assets measured on a recurring basis for the three months ended March 31, 2011 and 2010, respectively. There were no gains or losses for the three months ended March 31, 2011 and 2010 included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2011.

Note 3. Fair Value Measurements (Continued)

Level 3 assets measured at fair value on a nonrecurring basis include certain collateral-dependent impaired loans, OREO for which fair value is not solely based on market observable inputs, and certain private equity and alternative investments.  Non-observable inputs related to valuing loans and OREO may include adjustments to external appraised values based on an internally generated discounted cash flow analysis or management’s assumptions about market trends or other factors that are not directly observable. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis.  Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of March 31, 2011 and March 31, 2010.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

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

Note 3. Fair Value Measurements (Continued)

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

Deposits — The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit (“CD”) is determined by discounting expected future cash flows using the rates offered by the Bank for deposits of similar type and remaining maturity at the measurement date.  This value is compared to the termination value of each CD given the bank’s standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Bank reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

Federal funds purchased and Securities sold under repurchase agreements — The carrying amount is a reasonable estimate of fair value.

Other short-term borrowings — The fair value of the current portion of long-term debt classified in short-term borrowings is obtained through third-party pricing sources.  The carrying amount of remaining other short-term borrowings is a reasonable estimate of fair value.

Structured securities sold under repurchase agreements — The fair value of structured repurchase agreements is based on market pricing for synthetic instruments with the same term and structure.  These values are validated against dealer quotes for similar instruments.

Long-term debt — The fair value of long-term debt is obtained through third-party pricing sources.

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

Commitments to extend credit — The fair value of these commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties, or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The Company does not make fixed-rate loan commitments.

Commitments to affordable housing funds, private equity funds and alternative investments — The fair value of commitments to invest in affordable housing funds, private equity funds and alternative investments is based on the estimated cost to terminate them or otherwise settle the obligation.

Note 3. Fair Value Measurements (Continued)

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and March 31, 2010 were as follows:

	March 31, 2011		March 31, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$203.6	$203.6	$293.9	$293.9
Due from banks - interest bearing	743.6	743.6	429.2	429.2
Federal funds sold	100.0	100.0	50.0	50.0
Securities available-for-sale	5,849.4	5,849.4	3,928.5	3,928.5
Trading securities	81.3	81.3	68.4	68.4
Loans and leases, net of allowance	11,006.3	11,245.6	11,396.7	11,616.9
Covered loans, net of allowance	1,684.1	1,661.2	1,803.0	1,803.0
FDIC indemnification asset	270.6	236.9	325.4	324.4
Investment in FHLB and FRB stock	117.1	117.1	123.2	123.2
Derivative contracts	39.9	39.9	51.0	51.0

Financial Liabilities:
Deposits	$18,477.9	$18,482.5	$16,963.7	$16,968.1
Federal funds purchased and securities sold under repurchase agreements	—	—	8.9	8.9
Structured securities sold under repurchase agreements	—	—	175.0	184.4
Other short-term borrowings	151.7	155.1	0.7	0.7
Long-term debt	703.2	735.1	811.6	849.3
Derivative contracts	22.1	22.1	19.6	19.6
FDIC clawback liability	7.2	7.2	—	—
Commitments to extend credit	4.8	19.8	2.0	16.6
Commitments to affordable housing funds, private equity funds and alternative investments	33.1	46.0	11.0	27.8

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at March 31, 2011, December 31, 2010 and March 31, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2011
U.S. Treasury	$14,051	$40	$—	$14,091
Federal agency - Debt	1,542,122	4,140	(8,172)	1,538,090
Federal agency - MBS	511,829	12,194	(3,452)	520,571
CMOs - Federal agency	3,236,969	51,409	(12,823)	3,275,555
CMOs - Non-agency	113,482	1,071	(7,877)	106,676
State and municipal	332,190	9,903	(688)	341,405
Other debt securities	48,816	2,348	(7,279)	43,885
Total debt securities	5,799,459	81,105	(40,291)	5,840,273
Equity securities and mutual funds	4,164	4,953	—	9,117
Total securities	$5,803,623	$86,058	$(40,291)	$5,849,390

December 31, 2010
U.S. Treasury	$14,070	$47	$(4)	$14,113
Federal agency - Debt	1,142,520	5,029	(5,221)	1,142,328
Federal agency - MBS	540,768	13,379	(2,801)	551,346
CMOs - Federal agency	3,442,238	65,494	(10,585)	3,497,147
CMOs - Non-agency	126,819	1,147	(9,671)	118,295
State and municipal	334,596	9,399	(615)	343,380
Other debt securities	50,564	2,018	(8,952)	43,630
Total debt securities	5,651,575	96,513	(37,849)	5,710,239
Equity securities and mutual funds	6,545	3,891	—	10,436
Total securities	$5,658,120	$100,404	$(37,849)	$5,720,675

March 31, 2010
U.S. Treasury	$15,097	$8	$(5)	$15,100
Federal agency - Debt	610,506	1,396	(585)	611,317
Federal agency - MBS	440,082	8,858	(647)	448,293
CMOs - Federal agency	2,137,606	38,762	(2,151)	2,174,217
CMOs - Non-agency	252,343	765	(24,178)	228,930
State and municipal	356,076	10,282	(532)	365,826
Other debt securities	75,869	1,618	(6,887)	70,600
Total debt securities	3,887,579	61,689	(34,985)	3,914,283
Equity securities and mutual funds	10,171	4,027	—	14,198
Total securities	$3,897,750	$65,716	$(34,985)	$3,928,481

Proceeds from sales of available-for-sale securities were $6.1 million and $407.6 million for the three months ended March 31, 2011 and 2010, respectively.  The following table provides the gross realized gains and losses on the sales of securities:

	For the three months ended
	March 31,
(in thousands)	2011	2010
Gross realized gains	$160	$4,502
Gross realized losses	(30)	(2,368)
Net realized gains	$130	$2,134

Note 4. Investment Securities (Continued)

Interest income on securities available-for-sale for the three months ended March 31, 2011 and 2010 is comprised of: (i) taxable interest income of $34.2 million and $28.8 million, respectively, (ii) nontaxable interest income of $2.9 million and $3.1 million, respectively, and (iii) dividend income of $0.2 million and $0.3 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
U.S. Treasury	$9,035	$5,056	$—	$—	$14,091
Federal agency - Debt	414,419	994,072	129,599	—	1,538,090
Federal agency - MBS	2,469	334,454	125,535	58,113	520,571
CMOs - Federal agency	468,437	2,365,152	372,379	69,587	3,275,555
CMOs - Non-agency	25,305	45,777	35,594	—	106,676
State and municipal	36,099	154,220	93,391	57,695	341,405
Other	4,901	10,193	28,791	—	43,885
Total debt securities	$960,665	$3,908,924	$785,289	$185,395	$5,840,273
Amortized cost	$956,701	$3,858,949	$795,129	$188,680	$5,799,459

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at March 31, 2011.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three months ended March 31, 2011. The non-credit portion of impairment of $0.5 million at March 31, 2011 was recorded in AOCI. The Company recorded impairment losses in earnings on securities available-for-sale of $1.0 million for the three months ended March 31, 2010.  All impairment losses for the three months ending March 31, 2011 and 2010 related to non-agency collateralized mortgage obligation securities (“CMOs”).

Note 4. Investment Securities (Continued)

The following table provides a rollforward of cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2011 and 2010. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  There were no initial credit-related impairments for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$19,445	$17,707
Subsequent credit-related impairment	164	1,003
Balance, end of period	$19,609	$18,710

Non-Agency CMOs

The Company identified certain non-agency CMOs that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $0.2 million in the first quarter of 2011. The remaining other-than-temporary impairment for these securities at March 31, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Note 4. Investment Securities (Continued)

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2011, December 31, 2010 and March 31, 2010.  The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2011
Federal agency - Debt	$1,032,448	$8,172	$—	$—	$1,032,448	$8,172
Federal agency - MBS	123,602	3,452	—	—	123,602	3,452
CMOs - Federal agency	994,856	12,823	—	—	994,856	12,823
CMOs - Non-agency	2,683	1	53,214	7,876	55,897	7,877
State and municipal	24,738	613	691	75	25,429	688
Other debt securities	—	—	16,010	7,279	16,010	7,279
Total securities	$2,178,327	$25,061	$69,915	$15,230	$2,248,242	$40,291

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

March 31, 2010
U.S. Treasury	$5,031	$5	$—	$—	$5,031	$5
Federal agency - Debt	168,703	585	—	—	168,703	585
Federal agency - MBS	111,762	647	—	—	111,762	647
CMOs - Federal agency	299,262	2,151	—	—	299,262	2,151
CMOs - Non-agency	19,947	104	155,810	24,074	175,757	24,178
State and municipal	13,208	245	5,828	287	19,036	532
Other debt securities	—	—	31,367	6,887	31,367	6,887
Total securities	$617,913	$3,737	$193,005	$31,248	$810,918	$34,985

At March 31, 2011, total securities available-for-sale had a fair value of $5.85 billion, which included $2.25 billion of securities available-for-sale in an unrealized loss position as of March 31, 2011.  This balance consists of $2.23 billion of temporarily impaired securities and $22.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2011, the Company had 132 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 33 Federal agency debt securities, 8 Federal agency MBS, 46 Federal agency CMOs, 9 non-agency CMOs, 35 state and municipal securities and 1 other debt security. The Company does not consider the debt securities in the table above to be other than temporarily impaired at March 31, 2011.

Note 4. Investment Securities (Continued)

The increase in unrealized losses on Federal agency securities and CMOs at March 31, 2011 compared with the earlier periods presented is primarily the result of higher market interest rates. Additionally, the unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults.  Other than the $0.2 million credit loss recognized in 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at March 31, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.2 million net unrealized loss at March 31, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

At December 31, 2010, total securities available-for-sale had a fair value of $5.72 billion, which included $1.54 billion of securities available-for-sale in an unrealized loss position as of December 31, 2010.  This balance consisted of $1.51 billion of temporarily impaired securities and $27.4 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2010, the Company had 109 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury note, 22 Federal agency debt securities, 7 Federal agency MBS, 30 Federal agency CMOs, 12 non-agency CMOs, 36 state and municipal securities and 1 other debt securities.

At March 31, 2010, total securities available-for-sale had a fair value of $3.93 billion, which included $810.9 million of securities available-for-sale in an unrealized loss position as of March 31, 2010.  This balance consisted of $768.3 million of temporarily impaired securities and $42.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2010, the Company had 88 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U. S. Treasury note, 9 Federal agency debt securities, 8 Federal agency MBS, 17 Federal agency CMOs, 24  non-agency CMOs, 26 state and municipal securities and 3 other debt securities.

Note 5.  Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve (“FRB”) totaled $117.1 million, $120.7 million and $123.2 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

Note 5.  Other Investments (Continued)

At March 31, 2011, the Company held $86.3 million of FHLB stock. FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. FHLB stock is not publicly traded and is purchased and sold by member banks at its par value. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at March 31, 2011.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $38.0 million at March 31, 2011, $37.5 million at December 31, 2010 and $37.4 million at March 31, 2010. A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,	March 31,
Fund Type	2011	2010	2010
Private equity and venture capital	$21,840	$21,408	$21,473
Real estate	10,180	10,053	9,193
Hedge	2,953	2,953	2,700
Other	2,985	3,040	3,997
Total	$37,958	$37,454	$37,363

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value.  There were no impairment losses recognized on these investments during the three months ended March 31, 2011. The Company recognized impairment losses of $0.4 million for the year-earlier quarter.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Commercial	$4,096,507	$4,136,874	$4,063,613
Commercial real estate mortgages	1,902,862	1,958,317	2,121,941
Residential mortgages	3,603,058	3,552,312	3,514,149
Real estate construction	415,241	467,785	730,734
Equity lines of credit	733,567	733,741	733,550
Installment	146,779	160,144	164,929
Lease financing	371,670	377,455	360,620
Loans and leases, excluding covered loans	11,269,684	11,386,628	11,689,536
Less: Allowance for loan and lease losses	(263,356)	(257,007)	(292,799)
Loans and leases, excluding covered loans, net	11,006,328	11,129,621	11,396,737

Covered loans	1,766,084	1,857,522	1,803,048
Less: Allowance for loan losses	(82,016)	(67,389)	—
Covered loans, net	1,684,068	1,790,133	1,803,048

Total loans and leases	$13,035,768	$13,244,150	$13,492,584
Total loans and leases, net	$12,690,396	$12,919,754	$13,199,785

The loan amounts above include net unamortized fees and costs of $6.0 million, $7.0 million and $6.2 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at March 31, 2011, California represented 86 percent of total loans outstanding and Nevada and New York represented 1 percent and 6 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.  Within the Company’s covered loan portfolio at March 31, 2011, the five states with the largest concentration were California (41 percent), Texas (12 percent), Nevada (6 percent), New York (5 percent) and Arizona (4 percent). The remaining 32 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.77 billion at March 31, 2011, $1.86 billion as of December 31, 2010 and $1.80 billion as of March 31, 2010.  Covered loans, net of allowance for loan losses, were $1.68 billion as of March 31, 2011 and $1.79 billion at December 31, 2010.  There was no allowance for loan losses on covered loans as of March 31, 2010.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Commercial	$43,450	$55,082	$16,721
Commercial real estate mortgages	1,508,551	1,569,739	1,600,201
Residential mortgages	18,210	18,380	7,445
Real estate construction	188,344	204,945	178,681
Equity lines of credit	5,944	6,919	—
Installment	1,585	2,457	—
Total covered loans	1,766,084	1,857,522	1,803,048
Less: Allowance for loan losses	(82,016)	(67,389)	—
Total covered loans, net	$1,684,068	$1,790,133	$1,803,048

The Company evaluated the loans acquired from its FDIC acquisitions and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

Changes in the accretable yield for acquired impaired loans were as follows for the three months ending March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$562,826	$687,126
Accretion	(27,572)	(28,881)
Reclassifications to nonaccretable yield	(2,448)	—
Disposals and other	(11,248)	505
Balance, end of period	$521,558	$658,750

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans and OREO. The FDIC indemnification asset from all FDIC-assisted acquisitions was $270.6 million at March 31, 2011, $295.5 million at December 31, 2010 and $325.4 million at March 31, 2010.

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management’s process of analyzing the loan and commitment portfolios and on management’s assumptions about specific borrowers and applicable economic and environmental conditions, among other factors.  The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period end balances of loans evaluated for impairment, excluding covered loans, for the three month period ended March 31, 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended March 31, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	(4,853)	(11,209)	(2,611)	(7,957)	(27)	1,716	24,763	(178)
Charge-offs	(3,238)	(2,799)	(647)	(566)	(793)	(324)	—	(8,367)
Recoveries	1,301	9,011	32	4,392	36	122	—	14,894
Net charge-offs (recoveries)	(1,937)	6,212	(615)	3,826	(757)	(202)	—	6,527
Ending balance	$75,661	$47,519	$13,527	$36,693	$6,445	$5,445	$78,066	$263,356

Ending balance of allowance:
Individually evaluated for impairment	$2,291	$1,060	$384	$334	$72	$4,514	$—	$8,655
Collectively evaluated for impairment	73,370	46,459	13,143	36,359	6,373	931	78,066	254,701

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$4,468,177	$1,902,862	$3,603,058	$415,241	$733,567	$146,779	$—	$11,269,684
Individually evaluated for impairment	14,408	25,670	12,415	81,448	4,234	6,938	—	145,113
Collectively evaluated for impairment	4,453,769	1,877,192	3,590,643	333,793	729,333	139,841	—	11,124,571

(1)	Includes lease financing loans.
(2)	There was no provision for credit losses for the first quarter of 2011. Net transfers to the reserve for off-balance sheet credit commitments were $0.2 million for the quarter.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses on non-covered loans for the three months ended March 31, 2010:

(in thousands)	For the three months ended March 31, 2010
Balance, beginning of period	$288,493
Charge-offs
Commercial	(18,070)
Commercial real estate mortgages	(14,975)
Residential mortgages	(1,460)
Real estate construction	(14,225)
Equity lines of credit	(213)
Installment	(1,496)
Total charge-offs	(50,439)
Recoveries
Commercial	445
Commercial real estate mortgages	7
Residential mortgages	69
Real estate construction	43
Equity lines of credit	3
Installment	336
Total recoveries	903
Net charge-offs	(49,536)
Provision for credit losses	55,000
Transfers to reserve for off-balance sheet credit commitments	(1,158)
Balance, end of period	$292,799

Off-balance sheet credit exposures include loan commitments, letters of credit and financial guarantees. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$21,529	$17,340
Transfers from allowance for loan and lease losses	178	1,158
Balance, end of period	$21,707	$18,498

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Nonaccrual Loans and Leases

The table below provides a summary of nonaccrual loans and leases, excluding covered loans, at March 31, 2011, December 31, 2010 and March 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Commercial	$17,944	$19,498	$72,983

Commercial real estate mortgages	28,028	44,882	66,194

Residential mortgages:
Fixed	9,869	13,253	5,645
Variable	4,675	5,468	6,400
Total residential mortgages	14,544	18,721	12,045

Real estate construction:
Construction	57,920	74,446	116,563
Land	23,528	23,763	48,422
Total real estate construction	81,448	98,209	164,985

Equity lines of credit	6,676	6,782	4,089

Installment:
Commercial	7,082	1,414	7,959
Consumer	317	282	906
Total installment	7,399	1,696	8,865

Lease financing	1,353	1,135	855

Total nonaccrual loans	$157,392	$190,923	$330,016

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at March 31, 2011 and December 31, 2010 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
Commercial	$6,400	$6,400	$—	$6,848	$—
Commercial real estate mortgages	18,491	18,371	—	20,994	130
Residential mortgages:
Fixed	6,238	6,198	—	8,590	145
Variable	3,271	3,266	—	3,659	10
Total residential mortgages	9,509	9,464	—	12,249	155
Real estate construction:
Construction	49,258	49,102	—	62,518	230
Land	23,528	23,528	—	23,630	—
Total real estate construction	72,786	72,630	—	86,148	230
Equity lines of credit	3,292	3,280	—	3,149	—
Installment:
Commercial	—	—	—	569	—
Consumer	41	41	—	41	—
Total installment	41	41	—	610	—
Lease financing	1,108	1,074	—	554	99
Total with no related allowance	$111,627	$111,260	$—	$130,552	$614

With an allowance recorded:
Commercial	$6,923	$6,934	$2,291	$7,745	$—
Commercial real estate mortgages	7,299	7,299	1,060	13,219	—
Residential mortgages:
Fixed	1,553	1,542	103	1,060	—
Variable	1,414	1,409	281	1,424	—
Total residential mortgages	2,967	2,951	384	2,484	—
Real estate construction:
Construction	8,818	8,818	334	8,834	—
Land	—	—	—	—	—
Total real estate construction	8,818	8,818	334	8,834	—
Equity lines of credit	957	954	72	1,412	3
Installment:
Commercial	6,897	6,897	4,514	3,448	—
Consumer	—	—	—	—	—
Total installment	6,897	6,897	4,514	3,448	—
Lease financing	—	—	—	—	—
Total with an allowance	$33,861	$33,853	$8,655	$37,142	$3

Total impaired loans by type:
Commercial	$13,323	$13,334	$2,291	$14,593	$—
Commercial real estate mortgages	25,790	25,670	1,060	34,213	130
Residential mortgages	12,476	12,415	384	14,733	155
Real estate construction	81,604	81,448	334	94,982	230
Equity lines of credit	4,249	4,234	72	4,561	3
Installment	6,938	6,938	4,514	4,058	—
Lease financing	1,108	1,074	—	554	99
Total impaired loans	$145,488	$145,113	$8,655	$167,694	$617

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded:
Commercial	$7,295	$7,293	$—	$5,574	$624
Commercial real estate mortgages	23,496	23,426	—	28,320	352
Residential mortgages:
Fixed	10,942	10,858	—	6,615	—
Variable	4,048	4,040	—	6,747	—
Total residential mortgages	14,990	14,898	—	13,362	—
Real estate construction:
Construction	75,778	75,639	—	50,936	797
Land	23,732	23,732	—	24,339	—
Total real estate construction	99,510	99,371	—	75,275	797
Equity lines of credit	3,006	2,997	—	2,105	—
Installment:
Commercial	1,137	1,107	—	568	—
Consumer	41	41	—	21	—
Total installment	1,178	1,148	—	589	—
Lease financing	—	—	—	—	—
Total with no related allowance	$149,475	$149,133	$—	$125,225	$1,773

With an allowance recorded:
Commercial	$8,567	$8,567	$2,592	$37,265	$—
Commercial real estate mortgages	19,139	19,154	1,889	30,737	—
Residential mortgages:
Fixed	566	563	69	1,172	—
Variable	1,435	1,428	273	936	—
Total residential mortgages	2,001	1,991	342	2,108	—
Real estate construction:
Construction	8,850	8,850	366	65,531	—
Land	—	—	—	13,964	—
Total real estate construction	8,850	8,850	366	79,495	—
Equity lines of credit	1,868	1,862	255	934	—
Installment:
Commercial	—	—	—	3,962	—
Consumer	—	—	—	75	—
Total installment	—	—	—	4,037	—
Lease financing	855	855	—	855	—
Total with an allowance	$41,280	$41,279	$5,444	$155,431	$—

Total impaired loans by type:
Commercial	$15,862	$15,860	$2,592	$42,839	$624
Commercial real estate mortgages	42,635	42,580	1,889	59,057	352
Residential mortgages	16,991	16,889	342	15,470	—
Real estate construction	108,360	108,221	366	154,770	797
Equity lines of credit	4,874	4,859	255	3,039	—
Installment	1,178	1,148	—	4,626	—
Lease financing	855	855	—	855	—
Total impaired loans	$190,755	$190,412	$5,444	$280,656	$1,773

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Information on impaired loans, excluding covered loans, at March 31, 2010 is provided in the following table:

	Unpaid Principal Balance
(in thousands)	With No Allowance Recorded	With Allowance Recorded	Total Impaired Loans	Related Allowance
March 31, 2010
Commercial	$20,269	$48,460	$68,729	$14,950
Commercial real estate mortgage	18,611	46,205	64,816	6,743
Residental mortgages	10,145	431	10,576	78
Real estate construction	34,901	129,338	164,239	20,540
Equity lines of credit	1,200	899	2,099	552
Installment	—	7,649	7,649	1,652
Lease financing	855	—	855	—
Total impaired loans	$85,981	$232,982	$318,963	$44,515

Additional detail on the components of impaired loans, excluding covered loans, is provided below:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans (1)	$145,113	$179,578	$318,963
Troubled debt restructured loans on accrual	—	10,834	—
Total impaired loans, excluding covered loans	$145,113	$190,412	$318,963

(1)          Impaired loans exclude $12.3 million, $11.3 million and $11.0 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at March 31, 2011, December 31, 2010 and March 31, 2010.

Impaired loans may include troubled debt restructured loans that have been returned to accrual status, but will continue to be reported as impaired until they have a demonstrated period of performance under their restructured terms.  There were no such restructured loans in impaired loans at March 31, 2011 and 2010.  Impaired loans at December 31, 2010 included $10.8 million of restructured loans that have been returned to accrual status.

The average balance of impaired loans was $167.7 million and $347.4 million for the three months ended March 31, 2011 and 2010, respectively.  With the exception of restructured loans that have been returned to accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

Troubled debt restructured loans were $10.1 million, before specific reserves of $1.6 million, at March 31, 2011. Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010.  Troubled debt restructured loans were $17.1 million, before specific reserves of $2.2 million at March 31, 2010.  There were no commitments to lend additional funds on restructured loans at March 31, 2011.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid.  The following tables provide a summary of past due loans, excluding covered loans, at March 31, 2011, December 31, 2010 and March 31, 2010 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2011
Commercial	$4,239	$1,019	$1,474	$17,944	$24,676	$4,071,831	$4,096,507
Commercial real estate mortgages	8,202	2,920	—	28,028	39,150	1,863,712	1,902,862
Residential mortgages:
Fixed	—	1,575	1,123	9,869	12,567	1,664,806	1,677,373
Variable	—	—	—	4,675	4,675	1,921,010	1,925,685
Total residential mortgages	—	1,575	1,123	14,544	17,242	3,585,816	3,603,058
Real estate construction:
Construction	3,498	—	—	57,920	61,418	229,217	290,635
Land	4,995	—	—	23,528	28,523	96,083	124,606
Total real estate construction	8,493	—	—	81,448	89,941	325,300	415,241
Equity lines of credit	74	—	—	6,676	6,750	726,817	733,567
Installment:
Commercial	55	—	—	7,082	7,137	16,329	23,466
Consumer	277	—	—	317	594	122,719	123,313
Total installment	332	—	—	7,399	7,731	139,048	146,779
Lease financing	—	—	1,082	1,353	2,435	309,235	371,670
Total	$21,340	$5,514	$3,679	$157,392	$187,925	$11,081,759	$11,269,684

December 31, 2010
Commercial	$9,832	$4,178	$904	$19,498	$34,412	$4,102,462	$4,136,874
Commercial real estate mortgages	15,112	3,996	—	44,882	63,990	1,894,327	1,958,317
Residential mortgages:
Fixed	—	731	379	13,253	14,363	1,628,683	1,643,046
Variable	—	—	—	5,468	5,468	1,903,798	1,909,266
Total residential mortgages	—	731	379	18,721	19,831	3,532,481	3,552,312
Real estate construction:
Construction	554	—	—	74,446	75,000	251,518	326,518
Land	—	—	—	23,763	23,763	117,504	141,267
Total real estate construction	554	—	—	98,209	98,763	369,022	467,785
Equity lines of credit	74	526	—	6,782	7,382	726,359	733,741
Installment:
Commercial	63	—	—	1,414	1,477	29,684	31,161
Consumer	304	—	—	282	586	128,397	128,983
Total installment	367	—	—	1,696	2,063	158,081	160,144
Lease financing	7	—	1,216	1,135	2,358	375,097	377,455
Total	$25,946	$9,431	$2,499	$190,923	$228,799	$11,157,829	$11,386,628

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2010
Commercial	$8,724	$5,966	$165	$72,983	$87,838	$3,975,775	$4,063,613
Commercial real estate mortgages	12,014	1,510	—	66,194	79,718	2,042,223	2,121,941
Residential mortgages:
Fixed	2,400	5,446	1,547	5,645	15,038	1,690,348	1,705,386
Variable	675	636	—	6,400	7,711	1,801,052	1,808,763
Total residential mortgages	3,075	6,082	1,547	12,045	22,749	3,491,400	3,514,149
Real estate construction:
Construction	3,274	—	—	116,563	119,837	398,161	517,998
Land	—	—	—	48,422	48,422	164,314	212,736
Total real estate construction	3,274	—	—	164,985	168,259	562,475	730,734
Equity lines of credit	548	126	—	4,089	4,763	728,787	733,550
Installment:
Commercial	555	—	—	7,959	8,514	27,119	35,633
Consumer	123	—	—	906	1,029	128,267	129,296
Total installment	678	—	—	8,865	9,543	155,386	164,929
Lease financing	—	—	—	855	855	359,765	360,620
Total	$28,313	$13,684	$1,712	$330,016	$373,725	$11,315,811	$11,689,536

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis.  Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of March 31, 2011, December 31, 2010 and March 31, 2010. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

	March 31, 2011
(in thousands)	Nonclassified	Classified	Total
Commercial	$3,989,842	$106,665	$4,096,507
Commercial real estate mortgages	1,678,846	224,016	1,902,862
Residential mortgages:
Fixed	1,653,456	23,917	1,677,373
Variable	1,907,399	18,286	1,925,685
Total residential mortgages	3,560,855	42,203	3,603,058
Real estate construction:
Construction	120,355	170,280	290,635
Land	51,644	72,962	124,606
Total real estate construction	171,999	243,242	415,241
Equity lines of credit	715,871	17,696	733,567
Installment:
Commercial	14,064	9,402	23,466
Consumer	121,194	2,119	123,313
Total installment	135,258	11,521	146,779
Lease financing	367,286	4,384	371,670
Total	$10,619,957	$649,727	$11,269,684

	December 31, 2010			March 31, 2010
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$4,009,923	$126,951	$4,136,874	$3,808,459	$255,154	$4,063,613
Commercial real estate mortgages	1,727,353	230,964	1,958,317	1,913,141	208,800	2,121,941
Residential mortgages:
Fixed	1,615,970	27,076	1,643,046	1,676,479	28,907	1,705,386
Variable	1,880,570	28,696	1,909,266	1,760,799	47,964	1,808,763
Total residential mortgages	3,496,540	55,772	3,552,312	3,437,278	76,871	3,514,149
Real estate construction:
Construction	129,671	196,847	326,518	225,165	292,833	517,998
Land	53,400	87,867	141,267	94,090	118,646	212,736
Total real estate construction	183,071	284,714	467,785	319,255	411,479	730,734
Equity lines of credit	716,276	17,465	733,741	715,996	17,554	733,550
Installment:
Commercial	21,349	9,812	31,161	27,066	8,567	35,633
Consumer	126,905	2,078	128,983	127,222	2,074	129,296
Total installment	148,254	11,890	160,144	154,288	10,641	164,929
Lease financing	371,684	5,771	377,455	352,707	7,913	360,620
Total	$10,653,101	$733,527	$11,386,628	$10,701,124	$988,412	$11,689,536

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$67,389	$—
Provision for losses	19,116	—
Reduction in allowance due to loan removals	(4,489)	—
Balance, end of period	$82,016	$—

The allowance for loan losses on covered loans was $82.0 million as of March 31, 2011. The Company recorded provision expense of $19.1 million for the three months ended March 31, 2011.  There was no allowance for loan losses or provision expense on covered loans at March 31, 2010.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is mainly the result of lower projected interest cash flows due to loan prepayments and the Company’s revised default forecasts, though credit losses decreased slightly as compared with previous expectations. The revisions of the default forecasts were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At March 31, 2011 and 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.3 million and $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, covered loans that were 30 to 89 days delinquent totaled $89.3 million and covered loans that were 90 days or more past due on accrual status totaled $390.3 million.  At December 31, 2010, covered loans that were 30 to 89 days delinquent totaled $99.5 million and covered loans that were 90 days or more past due on accrual status totaled $399.0 million.  At March 31, 2010, covered loans that were 30 to 89 days delinquent totaled $65.2 million and covered loans that were 90 days or more past due on accrual status totaled $323.6 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31, 2011			For the three months ended March 31, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	6,562	27,577	34,139	21,097	24,827	45,924
Sales	(6,064)	(18,317)	(24,381)	(5,403)	(3,835)	(9,238)
Valuation adjustments	(1,473)	(8,304)	(9,777)	(10,977)	(4,024)	(15,001)
Balance, end of period	$56,342	$121,822	$178,164	$58,025	$77,526	$135,551

At March 31, 2011, OREO was $178.2 million and included $121.8 million of covered OREO. At December 31, 2010, OREO was $178.2 million and included $120.9 million of covered OREO. At March 31, 2010, OREO was $135.6 million and included covered OREO of $77.5 million

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income.  Under the loss-sharing agreements, 80 percent of covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC.  The portion of these expenses that is reimbursable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 8. Borrowed Funds

The components of short-term borrowings and long-term debt as of March 31, 2011, December 31, 2010 and March 31, 2010 are provided below:

	March 31,	December 31,	March 31,
(in thousands) (1)	2011	2010	2010
Short-term borrowings
Current portion of subordinated debt:
City National Bank - 6.75% Subordinated Notes Due September 2011	$150,973	$152,824	$—
Federal funds purchased	—	—	8,884
Other short-term borrowings	690	620	730
Total short-term borrowings	$151,663	$153,444	$9,614

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$221,525	$223,416	$223,469
City National Corporation - 5.25% Senior Notes Due September 2020	297,079	297,003	—
Subordinated debt:
City National Bank - 6.75% Subordinated Notes Due September 2011	—	—	160,043
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,690	49,680	49,652
City National Bank - 9.00% Subordinated Notes Due August 2019	74,843	74,839	74,825
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,885	54,882	54,872
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities Due November 2034 (4)	5,151	5,151	5,151
9.625% City National Capital Trust I Securities Due February 2040	—	—	243,573
Securities sold under repurchase agreements	—	—	175,000
Total long-term debt	$703,173	$704,971	$986,585

(1)   The carrying value of certain borrowed funds is net of discount and issuance costs, which are being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)   These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009) and thereafter the rate is reset at the Bank’s option to either LIBOR plus 600 basis points or to prime plus 500 basis points.

(3)   These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009) and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes.

(4)   These floating rate securities pay interest of three-month LIBOR plus 1.965 percent and is reset quarterly.  As of March 31, 2011, the interest rate was approximately 2.25 percent.

Note 9. Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, at March 31, 2011, December 31, 2010 and March 31, 2010 are as follows:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Net unrealized gain on securities available-for-sale	$26,622	$36,386	$17,876
Net unrealized gain on cash flow hedges	598	1,184	6,065
Pension liability adjustment	(685)	(717)	(14)
Total accumulated other comprehensive income	$26,535	$36,853	$23,927

Note 9. Shareholders’ Equity (Continued)

The components of total comprehensive income for the three-months ended March 31, 2011 and 2010 are as follows:

	For the three months ended March 31,
(in thousands)	2011	2010
Net income (1)	$40,226	$16,233
Other comprehensive income:
Securities available for sale:
Net unrealized (loss) gain, net of taxes of ($5,204) and $24,092 and reclassification of $51 and $1,394 included in net income	(7,236)	33,504
Non-credit related impairment loss, net of taxes of ($1,818) and ($5,942)	(2,528)	(8,262)
Net unrealized (loss) gain on cash flow hedges, net of taxes of $0 and $2,461 and reclassification of $341 and $1,744 included in net income	(586)	1,694
Pension liability adjustment	32	40
Total other comprehensive (loss) income	(10,318)	26,976
Total comprehensive income	$29,908	$43,209

(1)   Net income excludes net income attributable to redeemable noncontrolling interest of $558 and $793 for the three-month periods ended March 31, 2011 and 2010, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets.

The following table summarizes the Company’s share repurchases for the three months ended March 31, 2011.  All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock.  There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended March 31, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 1, 2011 to January 31, 2011	106	$62.66
February 1, 2011 to February 28, 2011	201	60.13
March 1, 2011 to March 31, 2011	28,826	59.17
	29,133	59.19

At March 31, 2011, the Corporation had 0.4 million shares of common stock reserved for issuance and 0.9 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

Note 10. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted EPS.  Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under a share-based compensation plan that qualify as participating securities.

Note 10. Earnings per Common Share (Continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Basic EPS:
Net income attributable to City National Corporation	$39,692	$15,698
Less: Dividends and accretion on preferred stock	—	5,702
Net income available to common shareholders	$39,692	$9,996
Less: Earnings allocated to participating securities	578	113
Earnings allocated to common shareholders	$39,114	$9,883

Weighted average common shares outstanding	52,320	51,690

Basic earnings per common share	$0.75	$0.19

Diluted EPS:
Earnings allocated to common shareholders (1)	$39,119	$9,883

Weighted average common shares outstanding	52,320	51,690
Dilutive effect of equity awards	574	402
Weighted average diluted common shares outstanding	52,894	52,092

Diluted earnings per common share	$0.74	$0.19

(1)   Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 1.7 million average outstanding stock options that were antidilutive for the three months ended March 31, 2011 compared to 2.7 million outstanding stock options and a 1.1 million common stock warrant that were antidilutive for the same period in 2010. On April 8, 2010, the Company repurchased the common stock warrant.

Note 11. Share-Based Compensation

On March 31, 2011, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.7 million and $3.9 million for the three months ended March 31, 2011 and 2010, respectively. The Company received $4.0 million and $9.8 million in cash for the exercise of stock options during the three months ended March 31, 2011 and 2010, respectively. The tax benefit recognized for share-based compensation arrangements in equity was $1.0 million for the three months ended March 31, 2011, compared with $1.4 million for the three months ended March 31, 2010.

Note 11. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of March 31, 2011. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee (“Committee”). The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date. At March 31, 2011, there were approximately 0.4 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended
	March 31,
	2011	2010
Weighted-average volatility	30.91%	31.41%
Dividend yield	1.46%	0.73%
Expected term (in years)	6.04	6.08
Risk-free interest rate	2.98%	2.99%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three months ended March 31, 2011 and 2010 were $18.43 and $16.86, respectively.  The total intrinsic values of options exercised during the three months ended March 31, 2011 and 2010 were $2.3 million and $5.4 million, respectively.

Note 11. Share-Based Compensation (Continued)

A summary of option activity and related information for the three months ended March 31, 2011 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2011	4,650	$51.38
Granted	481	60.84
Exercised	(107)	37.49
Forfeited or expired	(11)	45.28
Outstanding at March 31, 2011	5,013	$52.59	$43,467	5.85
Exercisable at March 31, 2011	3,368	$55.64	$23,778	4.47

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three months ended March 31, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2011	1,753	$11.62
Granted	481	18.43
Vested	(581)	11.72
Forfeited	(8)	11.09
Unvested at March 31, 2011	1,645	$13.57

The number of options vested during the three months ended March 31, 2011 and 2010 were 580,636 and 476,088, respectively. The total fair value of options vested during the three-month periods ended March 31, 2011 and 2010 was $6.8 million and $5.4 million, respectively.  As of March 31, 2011, there was $18.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 11. Share-Based Compensation (Continued)

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the three months ended March 31, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2011	717	$45.04
Granted	330	60.86
Vested	(135)	46.06
Forfeited	(4)	45.84
Unvested at March 31, 2011	908	$50.63

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the three months ended March 31, 2011 and 2010 were $60.86 and $50.27, respectively. The number of restricted shares vested during the three months ended March 31, 2011 and 2010 were 134,636 and 92,664, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2011 and 2010 was $6.2 million and $6.1 million, respectively. The compensation expense related to restricted stock for the three months ended March 31, 2011 and 2010 was $2.3 million and $1.9 million, respectively. As of March 31, 2011, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $33.2 million. That cost is expected to be recognized over a weighted-average period of 4.0 years.

Note 12. Derivative Instruments

The following table summarizes the notional amounts of derivative instruments as of March 31, 2011, December 31, 2010 and March 31, 2010.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Note 12. Derivative Instruments (Continued)

Notional Amounts of Derivative Instruments

(in millions)	March 31, 2011	December 31, 2010	March 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$10.0	$10.0	$20.0
Long-term and subordinated debt	355.9	355.9	358.2
Total fair value contracts	$365.9	$365.9	$378.2

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$50.0
Prime based loans	—	—	75.0
Total cash flow contracts	$—	$—	$125.0

Total derivatives designated as hedging instruments	$365.9	$365.9	$503.2

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$992.2	$1,043.8	$958.3
Interest-rate caps, floors and collars	81.7	84.5	127.2
Options purchased	2.0	2.0	2.0
Options written	2.0	2.0	2.0
Total interest-rate contracts	$1,077.9	$1,132.3	$1,089.5

Equity index futures	$—	$—	$0.5

Foreign exchange contracts:
Spot and forward contracts	$103.2	$78.2	$259.0
Options purchased	—	—	50.3
Options written	—	—	50.3
Total foreign exchange contracts	$103.2	$78.2	$359.6

Total derivatives not designated as hedging instruments	$1,181.1	$1,210.5	$1,449.6

Note 12. Derivative Instruments (Continued)

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2011, December 31, 2010 and March 31, 2010. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	March 31, 2011		December 31, 2010		March 31, 2010
(in millions)	Derivative Assets (1)	Derivative Liabilities (1)	Derivative Assets (1)	Derivative Liabilities (1)	Derivative Assets (1)	Derivative Liabilities (1)
Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$0.3	$—	$0.3	$—	$1.0	$—
Long-term and subordinated debt	17.2	—	19.8	—	28.2	—
Total fair value contracts	$17.5	$—	$20.1	$—	$29.2	$—

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$—	$—	$1.0	$—
Prime based loans	—	—	—	—	1.0	—
Total cash flow contracts	$—	$—	$—	$—	$2.0	$—

Total derivatives designated as hedging instruments	$17.5	$—	$20.1	$—	$31.2	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$21.6	$21.5	$25.7	$25.7	$17.4	$17.1
Interest-rate caps, floors and collars	0.4	0.4	0.5	0.5	0.5	0.5
Options purchased	0.2	0.2	0.2	0.2	0.2	0.2
Options written	—	—	—	—	—	—
Total interest-rate contracts	$22.2	$22.1	$26.4	$26.4	$18.1	$17.8

Equity index futures	$—	$—	$—	$—	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$1.5	$1.3	$1.3	$1.0	$3.4	$3.4
Options purchased	—	—	—	—	1.1	1.1
Options written	—	—	—	—	0.6	0.6
Total foreign exchange contracts	$1.5	$1.3	$1.3	$1.0	$5.1	$5.1

Total derivatives not designated as hedging instruments	$23.7	$23.4	$27.7	$27.4	$23.2	$22.9

(1)

Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Note 12.  Derivative Instruments (Continued)

Derivatives Designated as Hedging Instruments

As of March 31, 2011, the Company had $365.9 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges outstanding at March 31, 2011. The $17.5 million positive fair value of the fair value hedges is recorded in other assets. It includes a mark-to-market asset of $17.4 million and net interest receivable of $1.9 million, less $1.8 million of cash collateral received from a counterparty.  The balance of deposits and borrowings reported in the consolidated balance sheet include a $17.4 million mark-to-market adjustment associated with interest-rate hedge transactions. AOCI includes a net deferred gain of $0.6 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

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

As of March 31, 2010, the Company had $503.2 million notional amount of interest-rate swap hedge transactions, of which $378.2 million were designated as fair value hedges and $125.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $29.2 million includes a mark-to-market asset of $27.2 million and net interest receivable of $2.0 million. The balance of deposits and borrowings reported in the consolidated balance sheet include a $27.2 million mark-to-market adjustment associated with interest-rate hedge transactions. The net positive fair value of cash flow hedges of variable-rate loans of $2.0 million includes a mark-to-market asset of $1.6 million and interest receivable of $0.4 million. AOCI includes $0.9 million, after tax, related to the net positive fair value of cash flow hedges at March 31, 2010.  AOCI includes a net deferred gain of $5.1 million related to cash flow hedges that were terminated prior to their maturity dates for which the hedged transactions had yet to occur.

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2011 was $8.8 million. The Company delivered collateral valued at $1.1 million on swap agreements that had credit-risk contingent features and were in a net liability position at March 31, 2011.

The Company’s interest-rate swaps had $5.7 million, $5.3 million and $7.6 million of credit risk exposure at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $7.7 million, $9.7 million and $13.0 million had been received from swap counterparties at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The Company delivered collateral valued at $7.5 million on swap agreements that did not have credit-risk contingent features at March 31, 2011.

Note 12.  Derivative Instruments (Continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three months ended March 31, 2011 and 2010 is provided below:

(in millions)		For the three months ended
Derivative Instruments Designated as	Location in Consolidated	March 31,
Hedging Instruments	Statements of Income	2011	2010
Interest-rate swaps-fair value	Interest expense	$(4.2)	$(4.4)
Interest-rate swaps-cash flow	Interest income	0.6	3.0
Total income		$4.8	$7.4

Fair value and cash flow interest-rate swaps increased net interest income by $4.8 million and $7.4 million for the three months ended March 31, 2011 and 2010, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. The amount of gains on cash flow hedges reclassified from AOCI to interest income was $0.6 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. Within the next 12 months, $0.4 million of other comprehensive income, representing the amortization of deferred gains on terminated cash flow swaps, is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The amount of after-tax loss on the change in fair value of cash flow hedges recognized in AOCI was $3.4 million (net of taxes of $2.5 million) for the three months ended March 31, 2010.  In addition, $0.6 million of deferred gains on terminated cash flow hedges was reclassified from AOCI to income in the three months ended March 31, 2010. There were no cash flow hedges outstanding during the three months ended March 31, 2011.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2011 and 2010:

(in millions)		For the three months ended
Derivatives Not Designated as	Location in Consolidated	March 31,
Hedging Instruments	Statements of Income	2011	2010
Interest-rate contracts	Other noninterest income	$0.2	$(0.1)
Equity index futures	Other noninterest income	—	(0.1)
Foreign exchange contracts	International services income	5.4	4.6
Total income		$5.6	$4.4

Note 13. Income Taxes

The Company recognized income tax expense of $17.9 million and $4.4 million for the three months ended March 31, 2011 and 2010, respectively.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.3 million and $61 thousand for the three months ended March 31, 2011 and 2010, respectively.  The Company had approximately $3.2 million, $2.9 million and $7.4 million of accrued interest and penalties as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Note 13. Income Taxes (Continued)

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Company is currently being audited by the Internal Revenue Service for the tax year 2010. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007.  The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 14. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.5 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers. The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At March 31, 2011, there was a $6.4 million unfunded pension liability related to the SERP. Expense for the three months ended March 31, 2011 and 2010 was $0.2 million.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of March 31, 2011, there was an unfunded pension liability for this SERP of $2.4 million.  Expense for the three months ended March 31, 2011 and 2010 were $0.2 million and $33 thousand, respectively.

The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity.  The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

During the quarter, the Company received unfavorable judgments through arbitration totaling $7.2 million on two dispute-related legal claims.  Approximately $5.1 million of these judgments are covered by the Company’s insurance policies.  Net charges of $1.4 million and $0.7 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the three-months ended March 31, 2011 and September 30, 2010, respectively.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income

Note 16. Variable Interest Entities (Continued)

housing tax credits.  The balance of the investments in these entities was $111.6 million, $99.7 million and $90.3 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $33.1 million at March 31, 2011. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of March 31, 2011, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $4.3 million aggregate carrying value of these investments at March 31, 2011. There were no unfunded commitments for these affordable housing investments at March 31, 2011.

The Company also has ownership interests in several private equity investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $38.0 million, $37.5 million and $37.4 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 17.  Noncontrolling Interest

In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), the Company reports noncontrolling interest in its majority-owned affiliates as either a separate component of equity in Noncontrolling interest in the consolidated balance sheets or as Redeemable noncontrolling interest in the “mezzanine” section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the “mezzanine” section.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in six investment management and wealth advisory affiliates that it consolidates and a noncontrolling interest in two other firms. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in its firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding its operations and is an active participant in the management of the affiliates through its position on each firm’s board.

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

As of March 31, 2011, affiliate noncontrolling owners held equity interests with an estimated fair value of $46.0 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of an interest holder.

Note 17.  Noncontrolling Interest (Continued)

The following is a rollforward of redeemable noncontrolling interest for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$45,676	$51,381
Net income	558	793
Distributions to redeemable noncontrolling interest	(484)	(560)
Additions and redemptions, net	(559)	(4,771)
Adjustments to fair value	822	(178)
Balance, end of period	$46,013	$46,665

Note 18. Segment Results

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

Note 18. Segment Results (Continued)

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

Selected financial information for each segment is presented in the following tables. Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services. The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment.  The current period reflects any changes made in the process or methodology for allocations to the reportable segments.  Prior period segment results have been revised to conform with current period presentation.

	For the three months ended March 31, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$178,891	$558	$1,841	$181,290
Provision for losses on covered loans	19,116	—	—	19,116
Noninterest income	62,300	41,877	(10,284)	93,893
Depreciation and amortization	3,630	1,449	3,837	8,916
Noninterest expense	165,089	38,604	(15,212)	188,481
Income before income taxes	53,356	2,382	2,932	58,670
Provision (benefit) for income taxes	22,409	766	(5,289)	17,886
Net income	30,947	1,616	8,221	40,784
Less: Net income attributable to noncontrolling interest	—	558	534	1,092
Net income attributable to City National Corporation	$30,947	$1,058	$7,687	$39,692

Selected Average Balances:
Loans and leases, excluding covered loans	$11,197,583	$—	$58,304	$11,255,887
Covered loans	1,810,986	—	—	1,810,986
Total assets	13,525,675	551,729	7,300,500	21,377,904
Deposits	17,750,931	46,566	386,071	18,183,568
Goodwill	318,343	161,642	6,868	486,853
Customer-relationship intangibles, net	10,971	28,941	1,440	41,352

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$168,990	$333	$6,182	$175,505
Provision for credit losses on loans and leases, excluding covered loans	55,000	—	—	55,000
Noninterest income	46,535	40,073	(9,735)	76,873
Depreciation and amortization	3,313	1,958	3,523	8,794
Noninterest expense	145,624	35,268	(13,752)	167,140
Income before income taxes	11,588	3,180	6,676	21,444
Provision (benefit) for income taxes	4,867	1,003	(1,452)	4,418
Net income	6,721	2,177	8,128	17,026
Less: Net income attributable to noncontrolling interest	—	793	535	1,328
Net income attributable to City National Corporation	$6,721	$1,384	$7,593	$15,698

Selected Average Balances:
Loans and leases, excluding covered loans	$11,907,992	$—	$36,334	$11,944,326
Covered loans	1,833,131	—	—	1,833,131
Total assets	14,487,037	547,229	5,232,982	20,267,248
Deposits	16,240,882	47,367	575,906	16,864,155
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,682	32,174	—	44,856

Note 19. Subsequent Event

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank, based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC.  Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $139 million in assets and assumed $118 million of deposits.  At the issuance date of these financial statements, the Company had not completed its initial accounting for this business combination.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2011 from
	March 31,	December 31,	March 31,	December 31,	March 31,
(in thousands, except per share amounts)	2011	2010	2010	2010	2010
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$39,692	$39,743	$15,698	(0)%	153%
Net income available to common shareholders	39,692	39,743	9,996	(0)	297
Net income per common share, basic	0.75	0.75	0.19	—	295
Net income per common share, diluted	0.74	0.74	0.19	—	289
Dividends per common share	0.20	0.10	0.10	100	100

At Quarter End
Assets	$21,635,932	$21,353,118	$20,066,475	1	8
Securities	5,930,677	5,976,072	3,996,886	(1)	48
Loans and leases, excluding covered loans	11,269,684	11,386,628	11,689,536	(1)	(4)
Covered loans (1)	1,766,085	1,857,522	1,803,048	(5)	(2)
Deposits	18,477,939	18,176,862	16,963,729	2	9
Common shareholders’ equity	1,985,538	1,959,579	1,838,222	1	8
Total equity	2,010,627	1,984,718	1,863,411	1	8
Book value per common share	37.86	37.51	35.43	1	7

Average Balances
Assets	$21,377,904	$21,922,240	$20,267,248	(2)	5
Securities	5,693,322	5,430,152	4,036,435	5	41
Loans and leases, excluding covered loans	11,255,887	11,372,463	11,944,326	(1)	(6)
Covered loans (1)	1,810,986	1,907,875	1,833,131	(5)	(1)
Deposits	18,183,568	18,687,152	16,864,155	(3)	8
Common shareholders’ equity	1,972,896	1,974,327	1,843,808	(0)	7
Total equity	1,998,006	1,999,494	2,003,150	(0)	(0)

Selected Ratios
Return on average assets (annualized)	0.75%	0.72%	0.31%	4	142
Return on average common shareholders’ equity (annualized)	8.16	7.99	2.20	2	271
Corporation’s tier 1 leverage	7.09	6.74	8.03	5	(12)
Corporation’s tier 1 risk-based capital	10.91	10.52	11.44	4	(5)
Corporation’s total risk-based capital	13.68	13.28	14.42	3	(5)
Period-end common shareholders’ equity to period-end assets	9.18	9.18	9.16	—	0
Period-end equity to period-end assets	9.29	9.29	9.29	—	—
Dividend payout ratio, per common share	26.65	13.27	52.16	101	(49)
Net interest margin	3.84	3.71	3.97	4	(3)
Expense to revenue ratio (2)	65.62	66.39	62.24	(1)	5

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	1.40%	1.68%	2.82%	(17)	(50)
Nonaccrual loans and OREO to total loans and leases and OREO	1.89	2.17	3.30	(13)	(43)
Allowance for loan and lease losses to total loans and leases	2.34	2.26	2.50	4	(6)
Allowance for loan and lease losses to nonaccrual loans	167.32	134.61	88.72	24	89
Net recoveries/(charge-offs) to average total loans and leases (annualized)	0.24	(0.66)	(1.68)	NM	NM

At Quarter End
Assets under management (4)	$37,852,450	$36,753,673	$35,783,366	3	6
Assets under management or administration (4)	60,113,143	58,470,832	55,844,305	3	8

NM - Not meaningful
(1)	Covered loans represent acquired loans that are covered under a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”).
(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)	Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.
(4)

Excludes $20.43 billion, $21.32 billion and $14.79 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2011, December 31, 2010, and March 31, 2010, respectively.

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 89 in connection with “forward-looking” statements included in this report.

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

The Company’s critical accounting policies include those that address accounting for business combinations, noncontrolling interest, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, OREO, goodwill and other intangible assets, share-based compensation plans, income taxes and derivatives and hedging activities. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2010 Annual Report.

References to net income and earnings per share in the discussion that follows are based on net income attributable to the Company after deducting net income attributable to noncontrolling interest.

RECENT DEVELOPMENTS

On February 11, 2011, the Company acquired a branch in San Jose, California. The company assumed $8.4 million of deposits.  The acquisition did not include the branch’s loan portfolio.

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank, based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC.  Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $139 million in assets and assumed $118 million of deposits.

HIGHLIGHTS

•       For the quarter ended March 31, 2011, consolidated net income available to common shareholders was $39.7 million, or $0.74 per diluted common share. For the year-earlier quarter, consolidated net income attributable to City National Corporation was $15.7 million and consolidated net income available to common shareholders was $10.0 million, or $0.19 per diluted common share. The increase in net income available to common shareholders is primarily attributable to the Company recognizing no provision expense on non-FDIC-covered loans in the first quarter of 2011, compared to $55.0 million of provision expense in the first quarter of 2010. The increase in net income available to common shareholders is also attributed to higher non-interest income related to FDIC-acquired bank activity, offset by higher provision for losses on covered loans, noninterest expense and income tax expense.

•       Revenue, which consists of net interest income and noninterest income, was $275.2 million for the first quarter of 2011, an increase of 9 percent from $252.4 million in the year-earlier quarter.  Revenue was down 2 percent from the fourth quarter of 2010.

•       Fully taxable-equivalent net interest income, including dividend income, was $185.5 million for the first quarter of 2011, up 4 percent from $178.8 million for the same period last year and down 1 percent from $188.3 million for the fourth quarter of 2010.  Fully taxable equivalent net interest income amounted to $184.8 million for the first quarter of 2011, compared to $187.6 million in the fourth quarter of 2010 and $178.2 million in the first quarter of 2010.

•       The Company’s net interest margin was 3.84 percent for the first quarter of 2011, compared with 3.71 percent for the fourth quarter of 2010 and 3.97 percent for the first quarter of 2010.  The decline from the year-ago period was due primarily to strong growth in deposits, which were invested in securities available-for-sale and other liquid assets, as well as lower loan balances.  The increase from the fourth quarter of 2010 reflects increased yield on covered loans as well as a seasonal decline in average deposit balances that had been invested in lower-yielding short-term securities.

•       Noninterest income was $93.9 million for the first quarter of 2011, an increase of 22 percent from the year-earlier quarter, and a decrease of 1 percent from the fourth quarter of 2010.  The increase from the year-earlier quarter was due primarily to FDIC-acquired bank activity.

•       Noninterest expense for the first quarter of 2011 was $197.4 million, up 12 percent from the year-earlier quarter and down 3 percent from the fourth quarter of 2010.  The increase from the first quarter of 2010 was due largely to increased compensation costs, higher FDIC assessments, the resolution of two dispute-related claims, and increased legal and professional fees.

•       The Company’s effective tax rate was 30.5 percent for the first quarter of 2011 compared with 20.6 percent for the year-earlier quarter. The higher tax rate for the first quarter of 2011 is attributable to higher pretax income.

•       Total assets were $21.64 billion at March 31, 2011, up 1 percent from $21.35 billion at December 31, 2010, and up 8 percent from $20.07 billion at March 31, 2010. Total average assets were $21.38 billion for the first quarter of 2011 from $21.92 billion for the fourth quarter of 2010 and $20.27 billion for the first quarter of 2010.

•       Loans and leases, excluding covered loans, were $11.27 billion at March 31, 2011, a decrease of 1 percent from December 31, 2010 and 4 percent from March 31, 2010.  Average loans for the first quarter of 2011, on the same basis, were $11.26 billion, down 1 percent from the fourth quarter of 2010 and 6 percent from the year-earlier quarter.  However, average commercial loan balances grew 1 percent from the fourth quarter of 2010.

•       Year-over-year credit trends showed strong improvement.  In the first quarter of 2011, the Company realized $6.5 million in net loan recoveries, or 0.24 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net loan charge-offs of $19.0 million, or 0.66 percent, for the fourth quarter of 2010, and $49.5 million, or 1.68 percent, in the year-earlier quarter.  Nonaccrual loans, excluding covered loans, totaled $157.4 million at March 31, 2011, down from $190.9 million at December 31, 2010 and $330.0 million at March 31, 2010. At March 31, 2011, nonperforming assets, excluding covered assets, were $213.7 million, compared with $248.2 million at December 31, 2010, and $388.0 million at March 31, 2010.  Nonperforming assets declined 14 percent from the fourth quarter of 2010, falling below 2 percent of total loans.

•       The allowance for loan and lease losses on non-FDIC-covered loans was $263.4 million at March 31, 2011, compared with $257.0 million at December 31, 2010 and $292.8 million at March 31, 2010. The Company’s allowance equals 2.34 percent of total loans and leases, excluding covered loans, at March 31, 2011, compared with 2.26 percent at December 31, 2010 and 2.50 percent at March 31, 2010.

•       Average securities for the first quarter of 2011 totaled $5.69 billion, an increase of 5 percent from $5.43 billion for the fourth quarter of 2010 and 41 percent from $4.04 billion for the first quarter of 2010. The increases reflect the Company’s strong deposit growth and lack of loan growth.

•       Period-end deposits at March 31, 2011 were $18.48 billion, up 2 percent from $18.18 billion at December 31, 2010 and 9 percent from $16.96 billion at March 31, 2010.  Average deposit balances for the first quarter of 2011 grew to $18.18 billion, down 3 percent from $18.69 billion for the fourth quarter of 2010 and up 8 percent from $16.86 billion for the first quarter of 2010.  Average core deposits decreased 2 percent from the fourth quarter of 2010 and grew 11 percent from the first quarter of 2010, and now amount to approximately 95 percent of total average deposit balances.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 10.7 percent at March 31, 2011 compared with 9.4 percent at March 31, 2010 and 10.3 percent at December 31, 2010. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to anticipate increased profitability in 2011, as asset quality continues to improve and annual credit costs move lower (excluding provisions related to FDIC-covered loans).  However, it is likely that moderate economic growth, limited loan demand and the continuing decline of covered assets will limit overall average loan growth.  Low interest rates will continue to place modest pressure on the company’s net interest margin and wealth management income.  Management expects to increase the Company’s already-strong capital ratios in 2011.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2011 and 2010:

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2011			March 31, 2010
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(3)	rate	balance	expense (1)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,437,164	$46,998	4.30%	$4,559,223	$48,643	4.33%
Commercial real estate mortgages	1,924,463	26,367	5.56	2,150,897	29,117	5.49
Residential mortgages	3,562,525	42,875	4.81	3,522,135	47,497	5.39
Real estate construction	448,089	5,034	4.56	807,539	7,372	3.70
Equity lines of credit	733,128	6,460	3.57	734,710	6,443	3.56
Installment	150,518	1,786	4.81	169,822	2,152	5.14
Total loans and leases, excluding covered loans (2)	11,255,887	129,520	4.67	11,944,326	141,224	4.80
Covered loans	1,810,986	35,240	7.78	1,833,131	29,506	6.44
Total loans and leases	13,066,873	164,760	5.11	13,777,457	170,730	5.03
Due from banks - interest-bearing	490,352	297	0.25	274,749	346	0.51
Federal funds sold and securities purchased under resale agreements	231,399	154	0.27	45,658	22	0.20
Securities available-for-sale	5,630,938	39,023	2.77	3,974,164	33,690	3.39
Trading securities	62,384	131	0.85	62,271	(51)	-0.33
Other interest-earning assets	138,972	700	2.04	146,743	635	1.76
Total interest-earning assets	19,620,918	205,065	4.24	18,281,042	205,372	4.56
Allowance for loan and lease losses	(328,838)			(294,691)
Cash and due from banks	201,040			298,922
Other non-earning assets	1,884,784			1,981,975
Total assets	$21,377,904			$20,267,248

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,771,724	$813	0.19	$2,235,418	$1,320	0.24
Money market accounts	6,452,245	7,153	0.45	4,853,162	7,444	0.62
Savings deposits	302,995	257	0.34	386,727	630	0.66
Time deposits - under $100,000	325,421	450	0.56	556,078	852	0.62
Time deposits - $100,000 and over	822,464	1,517	0.75	1,238,808	2,918	0.96
Total interest-bearing deposits	9,674,849	10,190	0.43	9,270,193	13,164	0.58

Federal funds purchased and securities sold under repurchase agreements	—	—	0.00	300,210	1,936	2.62
Other borrowings	858,550	9,330	4.41	811,810	11,461	5.73
Total interest-bearing liabilities	10,533,399	19,520	0.75	10,382,213	26,561	1.04
Noninterest-bearing deposits	8,508,719			7,593,962
Other liabilities	337,780			287,923
Total equity	1,998,006			2,003,150
Total liabilities and equity	$21,377,904			$20,267,248

Net interest spread			3.49%			3.52%
Fully taxable-equivalent net interest and dividend income		$185,545			$178,811
Net interest margin			3.84%			3.97%
Less: Dividend income included in other income		700			635
Fully taxable-equivalent net interest income		$184,845			$178,176

(1)  Net interest income is presented on a fully taxable-equivalent basis.

(2)  Includes average nonaccrual loans of $171,229 and $365,595 for 2011 and 2010, respectively.

(3)  Loan income includes loan fees of $4,241 and $4,874 for 2011 and 2010, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the first quarter of 2011 and 2010. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2011 vs 2010			2010 vs 2009
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$(8,716)	$2,746	$(5,970)	$16,633	$8,786	$25,419
Securities available-for-sale	12,154	(6,821)	5,333	15,450	(8,545)	6,905
Due from banks - interest-bearing	184	(233)	(49)	177	14	191
Trading securities	—	182	182	(15)	(91)	(106)
Federal funds sold and securities purchased under resale agreements	121	11	132	17	(1)	16
Other interest-earning assets	(35)	100	65	414	(422)	(8)
Total interest-earning assets	3,708	(4,015)	(307)	32,676	(259)	32,417

Interest paid on:
Interest checking deposits	(253)	(254)	(507)	715	(261)	454
Money market deposits	2,065	(2,356)	(291)	2,032	(4,300)	(2,268)
Savings deposits	(115)	(258)	(373)	360	4	364
Time deposits	(1,185)	(618)	(1,803)	473	(5,420)	(4,947)
Total borrowings	(2,842)	(1,225)	(4,067)	(611)	8,975	8,364
Total interest-bearing liabilities	(2,330)	(4,711)	(7,041)	2,969	(1,002)	1,967
	$6,038	$696	$6,734	$29,707	$743	$30,450

(1) Includes covered loans.

Net interest income was $181.3 million for the first quarter of 2011, an increase from $175.5 million for the first quarter of 2010 and a decrease from $185.1 million for the fourth quarter of 2010.  Interest income on total loans was $162.9 million for the first quarter of 2011, down 4 percent from the first quarter of 2010 and fourth quarter of 2010.  The decrease from prior periods reflects lower average loans and leases, excluding covered loans, due to moderate loan demand, as well as the Company’s continued progress in reducing the number of problem loans.  The decrease in interest income on non-covered loans was partially offset by an increase in interest income on covered loans driven by $7.4 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the period compared to none in the first quarter of 2010.  The decline in loan interest income from the year-earlier quarter was offset by an increase in interest income on securities available-for-sale resulting from a significant increase in average securities from the first quarter of 2010.

Total interest expense was $19.5 million for the first quarter of 2011 and $26.6 million and $21.2 million for the first quarter of 2010 and the fourth quarter of 2010, respectively.  Interest expense on deposits was $10.2 million for the first quarter of 2011, down 23 percent from the year-earlier quarter and 6 percent from the fourth quarter of 2010 due mostly to lower interest rates.  Interest expense on borrowings decreased to $9.3 million for the first quarter of 2011 from $13.4 million for the same period in 2010 and $10.3 million for the fourth quarter of 2010. The lower interest expense reflects a decrease in average borrowings due to the extinguishment of structured repurchase agreements in the third quarter of 2010 and redemption of trust preferred securities in the fourth quarter of 2010.

The net settlement of interest-rate swaps increased interest income by $4.8 million for the first quarter of 2011, and by $7.4 million for the year-earlier quarter.

The fully taxable net interest margin declined to 3.84 percent for the first quarter of 2011 from 3.97 percent for the first quarter of 2010, but increased from 3.71 percent for the fourth quarter of 2010.  Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $184.8 million for the first quarter of 2011 compared to $178.2 million for the year-earlier quarter and $187.6 million for the fourth quarter of 2010.  Fully taxable-equivalent net interest income and dividend income, was $185.5 million for the first quarter of 2011 compared with $178.8 million for the same period in 2010 and $188.3 million for the fourth quarter of 2010. The average yield on earning assets for the first quarter of 2011 decreased to 4.24 percent, or by 32 basis points, compared with 4.56 percent for the year-earlier quarter and increased 11 basis points from 4.13 percent for the fourth quarter of 2010. The average cost of interest-bearing liabilities decreased to 0.75 percent, or by 29 basis points, from 1.04 percent for the same period of 2010 and down from 0.77 percent for the fourth quarter of 2010. Of the total $6.7 million increase in fully taxable-equivalent net interest and dividend income for the first quarter compared with the year earlier period, approximately $6.0 million was generated through securities growth and lower interest-bearing liabilities, offset by lower loan balances (volume variance).  The remaining $0.7 million increase was attributable to a favorable rate variance largely due to the acceleration of accretable yield on acquired loans as discussed above, as well as lower rates paid on interest-bearing deposits.

Average loans and leases, excluding covered loans, totaled $11.26 billion for the first quarter of 2011, a decrease of 6 percent from $11.94 billion for the first quarter of 2010 and a decrease of 1 percent from $11.37 billion for the fourth quarter of 2010.  Average commercial loans were down 3 percent from the same period last year, but up 1 percent from the fourth quarter of 2010. Average commercial real estate mortgages decreased by 11 percent from the prior year quarter and 2 percent from the fourth quarter of 2010. Average residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 1 percent from the same quarter in 2010 and were virtually unchanged from the fourth quarter of 2010. Average construction loans decreased 44 percent and 17 percent from the prior year quarter and fourth quarter of 2010, respectively.  Average covered loans decreased 1 percent and 5 percent to $1.81 billion for the first quarter of 2011 from $1.83 billion for the year ago quarter and $1.91 billion in the fourth quarter of 2010, respectively.

Average total securities, which include trading securities, were $5.69 billion for the first quarter of 2011, an increase of 41 percent from the first quarter of 2010 and 5 percent from the fourth quarter of 2010. The increase in average securities from prior periods reflects the Company’s deposit growth and lack of loan growth.

Average deposits increased 8 percent to $18.18 billion for the first quarter of 2011 from $16.86 billion for the first quarter of 2010, but were down 3 percent from $18.69 billion for the fourth quarter of 2010.  Average core deposits, which do not include certificates of deposits of $100,000 or more, were $17.36 billion for the first quarter of 2010 and represented 95 percent of the total average deposit balance, compared to 93 percent in the year-earlier quarter and 95 percent in the fourth quarter of 2010.  Average interest-bearing deposits increased 4 percent from the same quarter in 2010, but were down 4 percent from the fourth quarter of 2010.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2010.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the quarter ended March 31, 2011, compared to $55.0 million in the quarter ended March 31, 2010. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Credit trends showed significant improvement from prior periods. Nonaccrual loans, excluding covered loans, decreased to $157.4 million at March 31, 2011, down from $190.9 million at December 31, 2010 and $330.0 million at March 31, 2010.  The decrease in nonaccrual loans relates primarily to the real estate construction and commercial real estate mortgage loan portfolios.  Net loan recoveries on non-covered loans were $6.5 million, or 0.24 percent of total loans and leases, excluding covered loans, on an annualized basis for the quarter ended March 31, 2011.  The Company recognized net loan charge-offs on non-covered loans of $49.5 million, or 1.68 percent, for the year-earlier quarter and $19.0 million, or 0.66 percent, for the fourth quarter of 2010.  The change from net charge-offs to net recoveries during the first quarter of 2011 occurred primarily in the Company’s real estate construction and commercial real estate mortgage loan portfolios.

Covered loans represent loans acquired from the FDIC that are subject to a loss-sharing agreement, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30.  The provision for losses on covered loans is the expense recognized in the consolidated statements of income related primarily to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a provision for losses on covered loans of $19.1 million during the first quarter of 2011, compared to $21.5 million in the fourth quarter of 2010.  There was no provision for losses on covered loans recorded in the first quarter of 2010.  The provision for losses on covered loans is mainly the result of lower projected interest cash flows due to loan prepayments and the Company’s revised default forecasts, though credit losses decreased slightly as compared with previous expectations. The revisions of the default forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating cash flow projections on the covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 73 for further discussion of credit quality.

Noninterest Income

Noninterest income was $93.9 million in the first quarter of 2011, an increase of 22 percent from the first quarter of 2010 and a decrease of 1 percent from the fourth quarter of 2010. The increase from the fourth quarter of 2010 was largely due to FDIC-acquired bank activity. Noninterest income accounted for 34 percent of the Company’s revenue in the first quarter of 2011, an increase from 30 percent for the year-earlier quarter and unchanged from the fourth quarter of 2010.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Trust and investment fees were $35.6 million for the first quarter of 2011, an increase of 6 percent from the first quarter of 2010 and 3 percent from the fourth quarter of 2010.  Money market mutual fund and brokerage fees were $5.7 million for the quarter, up 7 percent from $5.3 million for the year-earlier quarter, and down 13 percent from $6.5 million for the fourth quarter of 2010. The decline in money market mutual fund and brokerage fees from the prior quarter was due primarily to the impact of low short-term interest rates.

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

	March 31,		%	December 31,	%
(in millions)	2011	2010	Change	2010	Change

Assets Under Management	$37,852	$35,783	6%	$36,754	3%

Assets Under Administration
Brokerage	6,114	5,005	22	5,929	3
Custody and other fiduciary	16,147	15,056	7	15,788	2
Subtotal	22,261	20,061	11	21,717	3
Total assets under management or administration (1)	$60,113	$55,844	8	$58,471	3

(1)      Excludes $20.43 billion, $21.32 billion and $14.79 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

AUM increased 6 percent from the year-earlier quarter and 3 percent from the fourth quarter of 2010.  AUA increased 8 percent from the year-earlier quarter and 3 percent from the fourth quarter of 2010. The increase in AUM and AUA compared with the year-earlier quarter and fourth quarter of 2010 was due in part to higher equity market values.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	March 31, 2011	December 31, 2010	March 31, 2010
Equities	42%	36%	33%
U.S. fixed income	24	27	27
Cash and cash equivalents	20	21	21
Other (1)	14	16	19
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2011 were $11.7 million, down 7 percent from the first quarter of 2010 and up 3 percent from the fourth quarter of 2010.  The year-over-year decline was due to higher deposit balances used to offset service charge fees.

International services income for the first quarter of 2011 was $8.3 million, up 28 percent from the year-earlier quarter and down 2 percent from the fourth quarter of 2010.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The increase from the first quarter of 2010 was due to greater demand for foreign exchange services, as well as the addition of new export trade finance clients and increased volume from existing clients.

Net FDIC loss sharing income was $8.6 million for the first quarter of 2011, $9.1 million for the year-earlier quarter and $26.3 million for the fourth quarter of 2010.  See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income.

The Company recognized $0.1 million of net gains on the sale of securities in the first quarter of 2011, compared with net gains of $2.1 million and a net loss of $2.5 million for the first quarter of 2010 and fourth quarter of 2010, respectively.

Impairment losses on securities available-for-sale recognized in earnings were $0.2 million for the first quarter of 2011, compared with $1.0 million for the first quarter of 2010 and $0.4 million for the fourth quarter of 2010.  See “Balance Sheet Analysis — Securities” for a discussion of impairment on securities available-for-sale.

Net gain on disposal of assets was a $2.4 million in the first quarter of 2011, compared with a $1.4 million net gain in the year-earlier quarter and a $1.7 million net gain in the fourth quarter of 2010.  The net gain for all periods is primarily due to gains recognized on the sale of OREO.

Other income for the first quarter of 2011 was $21.6 million, an increase of 192 percent from $7.4 million during the first quarter of 2010 and 137 percent from $9.1 million during the fourth quarter of 2010.  The increase in other income from the first quarter of 2010 was attributable to $10.3 million of net gains recorded on the transfer of covered loans to OREO, as well as additional income from the amortization of the fair value on unfunded loan commitments acquired in FDIC-assisted acquisitions and recoveries on loans from FDIC-acquired banks that were disposed of prior to acquisition date.  The increase also reflects income from Datafaction, Inc., a software company that was acquired by the Company in November 2010.  The increase in other income from the fourth quarter of 2010 was primarily due to charges of $6.8 million recognized on the early extinguishment of debt and a $5.9 million loss related to one of the Company’s affiliated investment advisors in the fourth quarter of 2010.

Noninterest Expense

Noninterest expense was $197.4 million for the first quarter of 2011, an increase of 12 percent from $175.9 million for the first quarter of 2010 and a decrease of 3 percent from $204.0 million the fourth quarter of 2010.

Salaries and employee benefits expense was $111.0 million for the first quarter of 2011, an increase of 16 percent from $95.5 million for the year-earlier quarter and a decrease of 1 percent from $111.9 million for the fourth quarter of 2010. The increase in expense from the year-earlier quarter was primarily due to an increase in personnel as well as an increase in bonus and incentive compensation expense.  Full-time equivalent staff increased to 3,258 at March 31, 2011, from 2,983 at March 31, 2010 and 3,178 at December 31, 2010.

Salaries and employee benefits expense for the first quarter of 2011 includes $4.7 million related to share-based compensation plans compared with $3.9 million for the year-earlier quarter and $4.3 million for the fourth quarter of 2010.  At March 31, 2011, there were $18.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted average period of 2.9 years.  At March 31, 2011, there were $33.2 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans.  That cost is expected to be recognized over a weighted average period of 4.0 years.

The remaining noninterest expense categories totaled $86.4 million for the first quarter of 2011, up from $80.5 million for the first quarter of 2010 and down from $92.2 million for the fourth quarter of 2010.  The increase from the year-earlier quarter was due primarily to higher FDIC assessments and the resolution of two dispute-related legal claims, and was partially offset by lower OREO expense.  The decrease of 6 percent from the fourth quarter of 2010 was attributable to lower OREO expense and lower legal and professional fees.  OREO expense was $14.5 million for the first quarter of 2011 and was comprised mostly of expense related to covered OREO.  Refer to the following table for further detail on OREO expense.  Of the qualified covered asset-related expenses, 80 percent is reimbursed by the FDIC and reflected in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended
	March 31,
(in thousands)	2011	2010
Non-covered OREO expense
Valuation write-downs	$907	$9,756
Holding costs and foreclosure expense	784	746
Total non-covered OREO expense	$1,691	$10,502
Covered OREO expense
Valuation write-downs	$8,305	$4,024
Holding costs and foreclosure expense	4,493	2,671
Total covered OREO expense	$12,798	$6,695

Total OREO expense	$14,489	$17,197

Legal and professional fees were $10.1 million for the first quarter of 2011, up 10 percent from $9.2 million in the year-earlier quarter and down 28 percent from $14.1 million in the fourth quarter of 2010.  The increase from the year-earlier quarter was due primarily to increases in legal expenses related to covered assets.  Legal and professional fees associated with covered loans and OREO were approximately $1.8 million for the first quarter of 2011, $3.0 million for the fourth quarter of 2010 and $0.2 million for the first quarter of 2010.  Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $1.1 million for the first quarter of 2011, compared to $1.3 million for the year-earlier quarter and $0.9 million for the fourth quarter of 2010.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets.  The table does not include personnel and other corporate overhead expenses that the Company incurred to service covered assets, nor does it include costs associated with the FDIC-acquired branches.

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010

Noninterest income related to covered assets

FDIC loss sharing income, net
Indemnification asset accretion	$(3,624)	$73	$3,714
Gain on indemnification asset	15,048	26,616	—
Removal of indemnification asset	(11,186)	(9,616)	—
Net FDIC reimbursement for OREO and loan expenses	11,118	15,078	5,893
Net reimbursement to FDIC for gains and losses on OREO sales	(1,282)	(1,119)	(521)
Loan recoveries shared with FDIC	(1,971)	(1,481)	—
Increase in FDIC clawback liability	(276)	(3,264)	—
Other	778	—	—
Total FDIC loss sharing income, net	$8,605	$26,287	$9,086

Gain on disposal of assets
Net gain on sale of OREO	$1,628	$815	$650

Other income
Net gain on transfers of covered loans to OREO	$10,330	$10,135	$—
Amortization of fair value on acquired unfunded loan commitments	692	145	—
Recoveries on loans not covered by FDIC	638	240	—
OREO income	661	180	154
Total other income	$12,321	$10,700	$154

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$8,305	$8,551	$4,024
Holding costs and foreclosure expense	4,493	6,877	2,671
Total other real estate owned	$12,798	$15,428	$6,695

Legal and professional fees	$1,819	$3,030	$246

Other operating expense
Other covered asset expenses	$701	$1,064	$758

(1)          OREO, legal and professional fees and other expenses related to covered assets must meet certain FDIC criteria in order for the expense amounts to be reimbursed.  Certain amounts reflected in these categories may not be reimbursed by the FDIC.

Noninterest Income

Income and expense from FDIC loss-sharing agreements is reflected in FDIC loss sharing income, net. This balance includes discount accretion and gain on the FDIC indemnification asset and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments.  Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO.  Net FDIC loss sharing income also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions.

Net FDIC loss sharing income was $8.6 million for the first quarter of 2011, a decrease of 5 percent from $9.1 million for the year-earlier quarter and 67 percent from $26.3 million for the fourth quarter of 2010.  The decrease in FDIC loss sharing income from the fourth quarter of 2010 was attributable to lower gains on the indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans in the current quarter.  The decrease was also due to lower reimbursable OREO and legal and professional expense incurred by the Company and higher loan recoveries that are shared with the FDIC.

The Company recognized net gain on sales of covered OREO of $1.6 million in the first quarter of 2011 compared to $0.8 million in the fourth quarter of 2010 and $0.7 million in the first quarter of 2010.  Other income related to covered assets was $12.3 million in the current quarter and included net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, recoveries on loans that were disposed of prior to the FDIC-acquisition date, and OREO income.  The balance increased significantly from the $0.2 million recognized in the year-earlier quarter, primarily because of higher gains on transfers of covered loans to OREO.

Noninterest expense

Noninterest expense related to covered assets include OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed.  Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $12.8 million for the first quarter of 2011, down from $15.4 million in the fourth quarter of 2010 and up from $6.7 million for the year-earlier quarter.  Legal and professional expense was $1.8 million during the first quarter of 2011, compared to $3.0 million in the fourth quarter of 2010 and $0.2 million in the first quarter of 2010.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $30.9 million for the first quarter of 2011 from $6.7 million for the first quarter of 2010.  The increase in net income compared with the prior year quarter was due to growth in net interest income, a lower provision for losses on total loans and higher noninterest income. Increases in revenue were offset in part by increased expenses due largely to increased compensation cost and higher FDIC assessments. Net interest income increased to $178.9 million for the first quarter of 2011 from $169.0 million for the year-earlier quarter. The increase in net interest income was primarily due to an increase in interest income from the accelerated yield recognition on covered loans that were paid off or charged off during the quarter, as well as lower interest bearing liabilities.  Average loans, excluding covered loans, decreased to $11.20 billion, or by 6 percent, for the first quarter of 2011 compared with the year-earlier quarter. The decrease in average loans for the year reflects moderate loan demand, along with the Company’s continued progress in reducing the number of problem loans. Average covered loans were $1.81 billion for the first quarter of 2011 and $1.83 billion for the first quarter of 2010.  Average deposits increased by 9 percent to $17.75 billion for the first quarter of 2011 from $16.24 billion for the year-earlier quarter.  The growth in average deposits compared with the prior year period was driven by the FDIC-assisted acquisitions, new clients and growth in liquidity of existing clients.

There was no provision for credit losses on loans and leases, excluding covered loans, for the first quarter of 2011. The provision for credit losses on loans and leases, excluding covered loans, was $55.0 million for the first quarter of 2010. Provision for losses on covered loans was $19.1 million for first quarter of 2011. There was no provision recorded on covered loans in the year-earlier quarter.  Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the first quarter of 2011 increased by 34 percent to $62.3 million from $46.5 million for the prior-year quarter. The increase is primarily due to $10.3 million of net gains recorded on the transfer of covered loans to OREO, and to growth in international services income due to higher transaction volumes and the addition of new clients.  Noninterest expense, including depreciation and amortization, increased to $168.7 million, or by 13 percent, for the first quarter of 2011 from $148.9 million for the year-earlier quarter.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $1.1 million for first quarter of 2011 down from $1.4 million for the year-earlier quarter.  Increases in fee income for the current-year quarter resulting from improving conditions in the financial markets were partially offset by increases in noninterest expense. Refer to “Results of Operations—Noninterest Income—Wealth Management” for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 8 percent to $40.1 million for the first quarter of 2011 from $37.2 million for the year-earlier quarter. Noninterest expense for 2011 reflects higher incentive compensation expense compared with the year-earlier quarter.

Other

Net income attributable to CNC for the Other segment was $7.7 million for the first quarter of 2011 and $7.6 million for the first quarter of 2010. Net interest income decreased to $1.8 million for the current quarter from $6.2 million for the year-earlier quarter. The decrease in total average loans coupled with the increase in total average deposits for the first quarter of 2011 compared with the year-earlier quarter contributed to the decrease in net interest income in the Other segment. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. When loan balances decrease or deposit balances increase, net interest income in Other declines. Noninterest income (loss) was ($10.3) million for the current quarter compared with ($9.7) million for the year-earlier quarter. The current quarter reflects lower gains on sales of investment securities and an increase the elimination of intersegment revenue (recorded in the Other segment) due to higher trust and investment fee income, and lower impairment losses on investment securities compared with the prior-year quarter. Impairment losses on securities available-for-sale decreased to $0.2 million for the first quarter of 2011 from $1.0 million in the a year earlier quarter.

Income Taxes

The Company recognized income tax expense of $17.9 million during the first quarter of 2011, compared with $4.4 million in the year-earlier quarter and $11.0 million in the fourth quarter of 2010.  The increase in income tax expense from the year-earlier quarter was attributable to higher pretax income. The effective tax rate was 30.5 percent of pretax income for the first quarter of 2011, compared with 21.4 percent and 20.6 percent for the fourth quarter of 2010 and first quarter of 2010, respectively.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance, and other adjustments.  The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Company is currently being audited by the Internal Revenue Service for 2010. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.  The Company recognized interest and penalties expense of approximately $0.3 million and $61 thousand for the three months ended March 31, 2011 and 2010, respectively.  The Company had approximately $3.2 million, $2.9 million and $7.4 million of accrued interest and penalties as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of March 31, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $21.64 billion at March 31, 2011, an increase of 8 percent from $20.07 billion at March 31, 2010 and 1 percent from $21.35 billion at December 31, 2010.  Average assets for the first quarter of 2011 increased to $21.38 billion from $20.27 billion for the first quarter of 2010, but decreased from $21.92 billion from the fourth quarter of 2010.  The increase in period-end and average assets from the year-earlier quarter reflects the Company’s strong growth in deposits which were invested in securities available-for-sale.

Total average interest-earning assets for the first quarter of 2011 were $19.62 billion, down from $20.13 billion for the fourth quarter of 2010 and up from $18.28 billion for the first quarter of 2010.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	March 31, 2011		December 31, 2010		March 31, 2010
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$14,051	$14,091	$14,070	$14,113	$15,097	$15,100
Federal agency - Debt	1,542,122	1,538,090	1,142,520	1,142,328	610,506	611,317
Federal agency - MBS	511,829	520,571	540,768	551,346	440,082	448,293
CMOs - Federal agency	3,236,969	3,275,555	3,442,238	3,497,147	2,137,606	2,174,217
CMOs - Non-agency	113,482	106,676	126,819	118,295	252,343	228,930
State and municipal	332,190	341,405	334,596	343,380	356,076	365,826
Other debt securities	48,816	43,885	50,564	43,630	75,869	70,600
Total debt securities	5,799,459	5,840,273	5,651,575	5,710,239	3,887,579	3,914,283
Equity securities and mutual funds	4,164	9,117	6,545	10,436	10,171	14,198
Total securities	$5,803,623	$5,849,390	$5,658,120	$5,720,675	$3,897,750	$3,928,481

The fair value of securities available-for-sale totaled $5.85 billion, $5.72 billion and $3.93 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The average duration of total securities available-for-sale at March 31, 2011 was 2.7 years, down from 2.8 years at December 31, 2010 and 2.9 years at March 31, 2010.

At March 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $45.8 million, comprised of $86.1 million of unrealized gains and $40.3 million of unrealized losses. At December 31, 2010, the available-for-sale securities portfolio had a net unrealized loss of $62.6 million, comprised of $100.4 million of unrealized gains and $37.8 million of unrealized losses. At March 31, 2010, the available-for-sale securities portfolio had a net unrealized gain of $30.7 million, comprised of $65.7 million of unrealized gains and $35.0 million of unrealized losses.

Of the total securities available-for-sale portfolio of $5.85 billion at March 31, 2011, approximately 91 percent of the portfolio is invested in securities issued by the U.S. Treasury or U.S. government agencies.  Two percent of the portfolio is invested in non-agency collateralized mortgage obligation securities (“CMOs”) and 6 percent is invested in state and municipal securities.

The municipal bond market experienced significant volatility in late 2010, mainly due to technical factors and certain highly publicized events.  A heavy calendar of new issues and elimination of federal tax incentives combined with growing concerns about the financial health of U.S. municipalities put pressure on municipal bond prices.  At March 31, 2011, the Company had $341.4 million of state and municipal securities, of which all rated bonds are investment grade, and over 95 percent are rated at least A2/A by Moody’s Investor Service or Standard and Poor’s.  The Company’s holdings in state and municipal securities are well diversified by issuer and geographic area, which lessens the Company’s exposure to any single adverse event.  There were no other-than-temporary impairment losses recognized in this portfolio in 2011 or 2010. The Company continues to monitor the municipal bond market and its state and municipal securities portfolio.

The following table provides the gross realized gains and losses on the sales of securities for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31,
(in thousands)	2011	2010
Gross realized gains	$160	$4,502
Gross realized losses	(30)	(2,368)
Net realized gains	$130	$2,134

Interest income on securities available-for-sale for the three months ended March 31, 2011 and 2010 is comprised of: (i) taxable interest income of $34.2 million and $28.8 million, respectively, (ii) nontaxable interest income of $2.9 million and $3.1 million, respectively, and (iii) dividend income of $0.2 million and $0.3 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$9,035	$5,056	$—	$—	$14,091
Federal agency - Debt	414,419	994,072	129,599	—	1,538,090
Federal agency - MBS	2,469	334,454	125,535	58,113	520,571
CMOs - Federal agency	468,437	2,365,152	372,379	69,587	3,275,555
CMOs - Non-agency	25,305	45,777	35,594	—	106,676
State and municipal	36,099	154,220	93,391	57,695	341,405
Other	4,901	10,193	28,791	—	43,885
Total debt securities	$960,665	$3,908,924	$785,289	$185,395	$5,840,273

Amortized cost	$956,701	$3,858,949	$795,129	$188,680	$5,799,459

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary.  Impairment is considered other-than-temporary when it becomes probable that an investor will be unable to recover the cost of an investment. The Company’s impairment assessment takes into consideration factors such as the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis.  If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis.  The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at March 31, 2011.  The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three months ended March 31, 2011. The non-credit portion of impairment of $0.5 million at March 31, 2011 was recorded in AOCI. The Company recorded impairment losses in earnings on securities available-for-sale of $1.0 million for the three months ended March 31, 2010.  All impairment losses for the three months ending March 31, 2011 and 2010 related to non-agency CMOs.

The following table provides a rollforward of cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2011 and 2010. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  There were no initial credit-related impairments for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$19,445	$17,707
Subsequent credit-related impairment	164	1,003
Balance, end of period	$19,609	$18,710

Non-Agency CMOs

The Company identified certain non-agency CMOs that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $0.2 million in the first quarter of 2011. The remaining other-than-temporary impairment for these securities at March 31, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2011, December 31, 2010 and March 31, 2010.  The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2011
Federal agency - Debt	$1,032,448	$8,172	$—	$—	$1,032,448	$8,172
Federal agency - MBS	123,602	3,452	—	—	123,602	3,452
CMOs - Federal agency	994,856	12,823	—	—	994,856	12,823
CMOs - Non-agency	2,683	1	53,214	7,876	55,897	7,877
State and municipal	24,738	613	691	75	25,429	688
Other debt securities	—	—	16,010	7,279	16,010	7,279
Total securities	$2,178,327	$25,061	$69,915	$15,230	$2,248,242	$40,291

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

March 31, 2010
U.S. Treasury	$5,031	$5	$—	$—	$5,031	$5
Federal agency - Debt	168,703	585	—	—	168,703	585
Federal agency - MBS	111,762	647	—	—	111,762	647
CMOs - Federal agency	299,262	2,151	—	—	299,262	2,151
CMOs - Non-agency	19,947	104	155,810	24,074	175,757	24,178
State and municipal	13,208	245	5,828	287	19,036	532
Other debt securities	—	—	31,367	6,887	31,367	6,887
Total securities	$617,913	$3,737	$193,005	$31,248	$810,918	$34,985

At March 31, 2011, total securities available-for-sale had a fair value of $5.85 billion, which included $2.25 billion of securities available-for-sale in an unrealized loss position as of March 31, 2011.  This balance consists of $2.23 billion of temporarily impaired securities and $22.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2011, the Company had 132 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 33 Federal agency debt securities, 8 Federal agency MBS, 46 Federal agency CMOs, 9 non-agency CMOs, 35 state and municipal securities and 1 other debt security. The Company does not consider the debt securities in the table above to be other than temporarily impaired at March 31, 2011.

The increase in unrealized losses on Federal agency securities and CMOs at March 31, 2011 compared with the earlier periods presented is primarily the result of higher market interest rates. Additionally, the unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market.  The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults.  Other than the $0.2 million credit loss recognized in 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities.  Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at March 31, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.2 million net unrealized loss at March 31, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

At December 31, 2010, total securities available-for-sale had a fair value of $5.72 billion, which included $1.54 billion of securities available-for-sale in an unrealized loss position as of December 31, 2010.  This balance consisted of $1.51 billion of temporarily impaired securities and $27.4 million of securities that had non-credit related impairment recognized in AOCI.  At December 31, 2010, the Company had 109 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury note, 22 Federal agency debt securities, 7 Federal agency MBS, 30 Federal agency CMOs, 12 non-agency CMOs, 36 state and municipal securities and 1 other debt securities.

At March 31, 2010, total securities available-for-sale had a fair value of $3.93 billion, which included $810.9 million of securities available-for-sale in an unrealized loss position as of March 31, 2010.  This balance consisted of $768.3 million of temporarily impaired securities and $42.6 million of securities that had non-credit related impairment recognized in AOCI.  At March 31, 2010, the Company had 88 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U. S. Treasury note, 9 Federal agency debt securities, 8 Federal agency MBS, 17 Federal agency CMOs, 24  non-agency CMOs, 26 state and municipal securities and 3 other debt securities.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Commercial	$4,096,507	$4,136,874	$4,063,613
Commercial real estate mortgages	1,902,862	1,958,317	2,121,941
Residential mortgages	3,603,058	3,552,312	3,514,149
Real estate construction	415,241	467,785	730,734
Equity lines of credit	733,567	733,741	733,550
Installment	146,779	160,144	164,929
Lease financing	371,670	377,455	360,620
Loans and leases, excluding covered loans	11,269,684	11,386,628	11,689,536
Less: Allowance for loan and lease losses	(263,356)	(257,007)	(292,799)
Loans and leases, excluding covered loans, net	11,006,328	11,129,621	11,396,737

Covered loans	1,766,084	1,857,522	1,803,048
Less: Allowance for loan losses	(82,016)	(67,389)	—
Covered loans, net	1,684,068	1,790,133	1,803,048

Total loans and leases	$13,035,768	$13,244,150	$13,492,584
Total loans and leases, net	$12,690,396	$12,919,754	$13,199,785

Total loans and leases were $13.04 billion, $13.24 billion and $13.49 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Total loans, excluding covered loans, were $11.27 billion, $11.39 billion and $11.69 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Total loans and leases at March 31, 2011 decreased 2 percent from December 31, 2010 and 3 percent from March 31, 2010. The decrease from prior periods reflects moderate loan demand, as well as the Company’s continued progress in reducing the number of problem loans. Commercial loans, including lease financing, decreased by 1 percent from year-end 2010, but increased 1 percent from the year-earlier quarter. Commercial real estate mortgage loans decreased by 3 percent from year-end 2010 and 10 percent from the year-earlier quarter. Residential mortgages increased by 1 percent from year-end 2010 and 3 percent from the year-earlier quarter. Real estate construction loans declined by 11 percent and 43 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.77 billion at March 31, 2011, $1.86 billion as of December 31, 2010 and $1.80 billion as of March 31, 2010. Covered loans, net of allowance for loan losses, were $1.68 billion as of March 31, 2011 and $1.79 billion as of December 31, 2010.  There was no allowance for loan losses on covered loans as of March 31, 2010.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Commercial	$43,450	$55,082	$16,721
Commercial real estate mortgages	1,508,551	1,569,739	1,600,201
Residential mortgages	18,210	18,380	7,445
Real estate construction	188,344	204,945	178,681
Equity lines of credit	5,944	6,919	—
Installment	1,585	2,457	—
Total covered loans	1,766,084	1,857,522	1,803,048
Less: Allowance for loan losses	(82,016)	(67,389)	—
Total covered loans, net	$1,684,068	$1,790,133	$1,803,048

The Company evaluated the loans acquired from its FDIC-assisted acquisitions in 2009 and 2010 and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount and the expected cash flows of the loans.

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions in 2009 and 2010.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments.  The FDIC indemnification asset from all three acquisitions was $270.6 million at March 31, 2011, $295.5 million at December 31, 2010 and $325.4 million as of March 31, 2010.

Other

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of March 31, 2011, total loans for construction, land development and other land represented 28 percent of total risk-based capital; total CRE loans represented 153 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 8 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                  Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of March 31, 2011, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

Asset Quality

Credit Risk Management

The Company has a comprehensive methodology to monitor credit quality and prudently manage credit concentration within each portfolio. The methodology includes establishing concentration limits to ensure that the loan portfolio is diversified. The limits are evaluated quarterly and are intended to mitigate the impact of any segment on the Company’s capital and earnings. The limits cover major industry groups, geography, product type, loan size and customer relationship.  Additional sub-limits are established for certain industries where the bank has higher exposure.  The concentration limits are approved by the bank’s Credit Policy Committee and approved annually by the Audit & Risk Committee of the Board of Directors.

The loan portfolios are monitored through delinquency tracking and a dynamic risk rating process that is designed to detect early signs of deterioration. In addition, once a loan has shown signs of deterioration, it is transferred to a Special Assets Department that consists of professionals who specialize in managing problem assets. An oversight group meets monthly to review the progress of problem loans and OREO.  Also, the Company has established portfolio review requirements that include a periodic review and risk assessment by the Risk Management Division that reports to the Audit & Risk Committee of the Board of Directors.

Geographic Concentrations and Economic Trends by Geographic Region

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at March 31, 2011, California represented 86 percent of total loans outstanding and Nevada and New York represented 1 percent and 6 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession.  California’s unemployment rate in March 2011 was 12 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (54 percent), Orange (6 percent), San Diego (5 percent), Ventura (3 percent) and Riverside (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), Orange (11 percent), Ventura (6 percent), San Diego (6 percent) and Contra Costa (3 percent).  For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (46 percent), Santa Barbara (10 percent), Orange (5 percent), Contra Costa (5 percent), and San Diego (4 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York.  The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development.  In March 2011, the Nevada unemployment rate was approximately 13 percent. The consensus outlook for 2011 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors.  The Company’s Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios.  The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries, which continue to perform well.

Within the Company’s covered loan portfolio at March 31, 2011, the five states with the largest concentration were California (41 percent), Texas (12 percent), Nevada (6 percent), New York (5 percent) and Arizona (4 percent). The remaining 32 percent of total covered loans outstanding represented other states.

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

The Company has an internal credit risk analysis and review staff that issues reports to the Audit & Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California and Nevada. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit and Risk Committee which ultimately reviews and approves management’s recommendation.

The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments”  in the Company’s 2010 Annual Report on Form 10-K. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three months ended March 31, 2011 and 2010:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2011	2010

Loans and leases outstanding, excluding covered loans	$11,269,684	$11,689,536
Average loans and leases outstanding, excluding covered loans	$11,255,887	$11,944,326
Allowance for loan and lease losses (1)
Balance, beginning of period	$257,007	$288,493
Loans charged-off:
Commercial	(3,238)	(18,070)
Commercial real estate mortgages	(2,799)	(14,975)
Residential mortgages	(647)	(1,460)
Real estate construction	(566)	(14,225)
Equity lines of credit	(793)	(213)
Installment	(324)	(1,496)
Total loans charged-off	(8,367)	(50,439)
Recoveries of loans previously charged-off:
Commercial	1,301	445
Commercial real estate mortgages	9,011	7
Residential mortgages	32	69
Real estate construction	4,392	43
Equity lines of credit	36	3
Installment	122	336
Total recoveries	14,894	903
Net loans charged-off	6,527	(49,536)
Provision for credit losses	—	55,000
Transfers to reserve for off-balance sheet credit commitments	(178)	(1,158)
Balance, end of period	$263,356	$292,799

Net recoveries (charge-offs) to average loans and leases, excluding covered loans (annualized)	0.24%	(1.68)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.34%	2.50%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$21,529	$17,340
Provision for credit losses/transfers	178	1,158
Balance, end of period	$21,707	$18,498

(1) The allowance for loan and lease losses does not include any amounts related to covered loans.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
(in thousands)	2011	2010
Balance, beginning of period	$67,389	$—
Provision for losses	19,116	—
Reduction in allowance due to loan removals	(4,489)	—
Balance, end of period	$82,016	$—

The allowance for loan losses on covered loans was $82.0 million as of March 31, 2011. The Company recorded provision expense of $19.1 million for the three months ended March 31, 2011.  There was no allowance for loan losses or provision expense on covered loans at March 31, 2010.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is mainly the result of lower projected interest cash flows due to loan prepayments and the Company’s revised default forecasts, though credit losses decreased slightly as compared with previous expectations. The revisions of the default forecasts were based on the results of management’s review of the credit quality of the covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of March 31, 2011, December 31, 2010 and March 31, 2010:

	March 31,		December 31,		March 31,
	2011		2010		2010
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$145,113		$179,578		$318,963
Troubled debt restructured loans on accrual	—		10,834		—
Total impaired loans, excluding covered loans	$145,113		$190,412		$318,963

Total impaired loans with an allowance	$33,853	$8,655	$41,279	$5,444	$232,982	$44,515
Total impaired loans with no related allowance	111,260	—	149,133	—	85,981	—

Total impaired loans by loan type:
Commercial	$13,334	$2,291	$15,860	$2,592	$68,729	$14,950
Commercial real estate mortgages	25,670	1,060	42,580	1,889	64,816	6,743
Residential mortgages	12,415	384	16,889	342	10,576	78
Real estate construction	81,448	334	108,221	366	164,239	20,540
Equity lines of credit	4,234	72	4,859	255	2,099	552
Installment	6,938	4,514	1,148	—	7,649	1,652
Lease financing	1,074	—	855	—	855	—
Total impaired loans, excluding covered loans	$145,113	$8,655	$190,412	$5,444	$318,963	$44,515

Impaired covered loans	$2,343	$—	$2,557	$—	$—	$—

(1)     Impaired loans exclude $12.3 million, $11.3 million and $11.0 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Impaired loans, excluding covered loans, were $145.1 million at March 31, 2011, $190.4 million at December 31, 2010 and $319.0 million at March 31, 2010.  Impaired covered loans were $2.3 million at March 31, 2011 and $2.6 million at December 31, 2010, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $213.7 million, or 1.89 percent of total loans and OREO, excluding covered assets, at March 31, 2011, compared with $248.2 million, or 2.17 percent, at December 31, 2010, and $388.0 million, or 3.30 percent, at March 31, 2010.  The Company had non-covered OREO of $56.3 million, $57.3 million and $58.0 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Total nonperforming covered assets were $124.2 million at March 31, 2011, $123.4 million at December 31, 2010 and $77.5 million at March 31, 2010.  Nonperforming covered assets consisted of nonaccrual covered loans of $2.3 million and covered OREO of $121.8 million at March 31, 2011. At December 31, 2010, nonperforming covered assets consisted of nonaccrual covered loans of $2.6 million and covered OREO of $120.8 million.  Nonperforming covered assets at March 31, 2010 consisted of covered OREO of $77.5 million.

Troubled debt restructured loans were $10.1 million, before specific reserves of $1.6 million, at March 31, 2011. Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. At March 31, 2010, troubled debt restructured loans were $17.1 million, before specific reserves of $2.2 million.  As of December 31, 2010, there were $10.8 million of restructured loans that had been returned to accrual status.  These loans were no longer reported as impaired at March 31, 2011. There were no troubled debt restructured loans on accrual status at March 31, 2011 or March 31, 2010. There were no commitments to lend additional funds on restructured loans at March 31, 2011.

The following table presents information about nonaccrual loans and OREO:

Nonaccrual Loans and OREO

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010

Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$17,944	$19,498	$72,983
Commercial real estate mortgages	28,028	44,882	66,194
Residential mortgages	14,544	18,721	12,045
Real estate construction	81,448	98,209	164,985
Equity lines of credit	6,676	6,782	4,089
Installment	7,399	1,696	8,865
Lease Financing	1,353	1,135	855
Total nonaccrual loans, excluding covered loans	157,392	190,923	330,016
OREO, excluding covered OREO	56,342	57,317	58,025
Total nonperforming assets, excluding covered assets	$213,734	$248,240	$388,041

Nonperforming covered assets
Nonaccrual loans	$2,343	$2,557	$—
OREO	121,822	120,866	77,526
Total nonperforming covered assets	$124,165	$123,423	$77,526

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	1.40%	1.68%	2.82%
Nonperforming assets as a percentage of total loans and OREO	1.89	2.17	3.30
Allowance for loan and lease losses to nonaccrual loans	167.32	134.61	88.72
Allowance for loan and lease losses to total nonperforming assets	123.22	103.53	75.46
Allowance for loan and lease losses to total loans and leases	2.34	2.26	2.50

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid.  A summary of past due loans at March 31, 2011, December 31, 2010 and March 31, 2010 is provided below:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Past due loans, excluding covered loans:
30-89 days past due	$26,854	$35,377	$41,997
90 days or more past due on accrual status:
Commercial	2,556	2,120	165
Residential mortgages	1,123	379	1,547
Total 90 days or more past due on accrual status	3,679	2,499	1,712

Past due covered loans
30-89 days past due	$89,263	$99,506	$65,173
90 days or more past due on accrual status	390,267	399,019	323,620

Nonaccrual loans, excluding covered loans, were $157.4 million at March 31, 2011, a decrease from $190.9 million at December 31, 2010 and $330.0 million at March 31, 2010.  Net loan recoveries in the first quarter of 2011 were $6.5 million, or 0.24 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan charge-offs of $19.0 million, or 0.66 percent, for the fourth quarter of 2010 and $49.5 million, or 1.68 percent, for the first quarter of 2010. In accordance with the Company’s allowance for loan and lease losses methodology and in response to significant improvements in nonaccrual loans and net charge-offs, the Company recorded no provision for loan and lease losses for the three months ended March 31, 2011.  The Company recognized provision for loan and lease losses of $3.0 million and $55.0 million for the fourth quarter of 2010 and first quarter of 2010, respectively.

The allowance for loan and lease losses, excluding covered loans, was $263.4 million as of March 31, 2011, compared with $257.0 million as of December 31, 2010 and $292.8 million as of March 31, 2010. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.34 percent at March 31, 2011 from 2.26 percent at December 31, 2010 and 2.50 percent at March 31, 2010. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 123.2 percent, 103.5 percent, and 75.5 percent at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The Company believes that its allowance for loan and lease losses continues to be adequate.

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

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans.  If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At March 31, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $2.3 million and $2.6 million of acquired covered loans that were on nonaccrual status at March 31, 2011 and December 31, 2010, respectively.

The table below summarizes the total activity in non-covered and covered nonaccrual loans:

Nonaccrual Loans

	For the three months ended
	March 31,
(in thousands)	2011	2010
Balance, beginning of the year	$193,480	$388,707
Loans placed on nonaccrual	18,695	68,121
Charge-offs	(5,694)	(45,319)
Loans returned to accrual status	(5,208)	(488)
Repayments (including interest applied to principal)	(33,584)	(59,942)
Transfers to OREO	(7,954)	(21,063)
Balance, end of the period	$159,735	$330,016

In addition to loans disclosed above as past due or nonaccrual, management has also identified approximately $29.6 million of loans to 14 borrowers as of April 28, 2011, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2011, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions.  As of February 16, 2011, management had identified $18.2 million of loans to 29 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Through the recent economic down-turn, the Company has taken and continues to take steps to address deterioration in credit quality in various segments of its loan portfolio. Deterioration has been centered in the land, acquisition and development and construction portfolios with lesser deterioration in its commercial loans portfolio. These steps have included modifying underwriting standards, implementation of loss mitigation actions including curtailment of certain commitments and lending to certain sectors, and proactively identifying, managing, and resolving problem loans.

Other Real Estate Owned

The following table provides a summary of OREO activity:

	For the three months ended March 31, 2011			For the three months ended March 31, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	6,562	27,577	34,139	21,097	24,827	45,924
Sales	(6,064)	(18,317)	(24,381)	(5,403)	(3,835)	(9,238)
Valuation adjustments	(1,473)	(8,304)	(9,777)	(10,977)	(4,024)	(15,001)
Balance, end of period	$56,342	$121,822	$178,164	$58,025	$77,526	$135,551

OREO was $178.2 million at March 31, 2011 and December 31 2010 and $135.6 million at March 31, 2010.  The OREO balance at March 31, 2011 includes covered OREO of $121.8 million compared with $120.9 million at December 31, 2010 and $77.5 million at March 31, 2010.  Covered OREO represents OREO from FDIC-assisted acquisitions that are subject to loss sharing agreements. The Company recognized $2.5 million in total net gain on the sale of OREO in the first quarter of 2011, compared with $1.2 million in total net gain in the year-earlier quarter. Net gain on the sale of OREO included $1.6 million and $0.6 million of net gain related to the sale of covered OREO for the three months ended March 31, 2011 and 2010, respectively.

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

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands)	2011	2010	2010
Accrued interest receivable	$63,042	$60,492	$72,585
Other accrued income	12,117	12,943	12,468
Deferred compensation fund assets	56,466	49,902	44,084
Stock in government agencies	117,097	120,660	123,217
Private equity and alternative investments	37,958	37,454	37,363
Bank-owned life insurance	80,257	79,570	77,512
Mark-to-market on derivatives	39,860	46,712	51,039
Income tax receivable	51,836	71,130	61,952
Prepaid FDIC assessment	51,567	59,818	79,582
FDIC receivable	39,914	60,018	93,148
Other	83,687	86,412	93,654
Total other assets	$633,801	$685,111	$746,604

Deposits

Deposits totaled $18.48 billion, $18.18 billion and $16.96 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The increase in deposits from the year-earlier quarter was partly attributable to the Company’s FDIC-assisted acquisitions in May 2010.  Average deposits totaled $18.18 billion for the first quarter of 2011, a decrease of 3 percent from $18.69 billion for the fourth quarter of 2010, and an increase of 8 percent from $16.86 billion the first quarter of 2010.  The decrease from the fourth quarter of 2010 reflects a seasonal decline in deposit balances.  Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding.  Average core deposits totaled $17.36 billion, $17.72 billion and $15.63 billion at March 31, 2011, December 31, 2010 and March 31, 2010, respectively, and represented 95 percent, 95 percent and 93 percent of total deposits for the same periods. Average non-interest bearing deposits for the first quarter of 2011 decreased 2 percent from the fourth quarter of 2010 and increased 12 percent from the first quarter of 2010.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.51 billion in the first quarter of 2011, compared with $1.53 billion in the fourth quarter of 2010 and $1.08 billion for the first quarter of 2010. The increase from the year-ago period was due largely to the addition of new clients and an increase in residential and commercial real estate activity by the Company’s title and escrow clients.

Borrowed Funds

Total borrowed funds were $854.8 million, $858.4 million and $996.2 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Total average borrowed funds was $858.6 million, $899.8 million and $1.11 billion for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less.  At March 31, 2011, short-term borrowings were $151.7 million as of March 31, 2011 compared to $153.4 million as of December 31, 2010 and $9.6 million as of March 31, 2010.  Short-term borrowings at March 31, 2011 and December 31, 2010 primarily related to the current portion of subordinated debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt and junior subordinated debt.  Long-term debt was $703.2 million, $705.0 million and $986.6 million as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  The decrease in long-term debt from the year-earlier quarter was primarily attributable to the redemption of trust preferred securities in the fourth quarter of 2010.  The Company’s long-term borrowings have maturity dates ranging from September 2011 to November 2034.

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

The Company had off-balance sheet credit commitments totaling $4.73 billion at March 31, 2011, compared with $4.52 billion and $4.79 billion at December 31, 2010 and March 31, 2010, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $602.6 million outstanding in bankers’ acceptances and letters of credit of which $589.2 million relate to standby letters of credit at March 31, 2011.  At December 31, 2010, the Company had $603.8 million outstanding in bankers’ acceptances and letters of credit of which $588.9 million relate to standby letters of credit.  At March 31, 2010, the Company had $575.1 million outstanding in bankers’ acceptances and letters of credit of which $561.3 million relate to standby letters of credit.

As of March 31, 2011, the Company had private equity and alternative investment fund commitments of $65.9 million, of which $53.0 million was funded.  As of December 31, 2010 and March 31, 2010, the Company had private equity and alternative investment fund commitments of $65.9 million and $68.4 million, respectively, of which $52.3 million and $51.6 million was funded.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23 million, but the Company does not expect to make any significant payments under the terms of this indemnity.

Fair Value Measurements

Management employs market standard valuation techniques in determining the fair value of assets and liabilities.  Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability.  The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2).  In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument (Level 3).  Refer to Note 3, Fair Value Measurements, to the Consolidated Financial Statements for additional information on fair value measurements.

At March 31, 2011, $5.97 billion, or approximately 28 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less one percent of total assets are measured using Level 3 inputs.  At March 31, 2011, $22.3 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At March 31, 2011, $49.6 million, or less than one percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at March 31, 2011.

Capital

The ratio of period-end equity to period-end assets was 9.29 percent as of March 31, 2011, December 31, 2010 and March 31, 2010.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2011, December 31, 2010 and March 31, 2010:

	Regulatory Well-Capitalized Standards		March 31, 2011	December 31, 2010	March 31, 2010
City National Corporation
Tier 1 leverage	N/A	%	7.09%	6.74%	8.03%
Tier 1 risk-based capital	6.00		10.91	10.52	11.44
Total risk-based capital	10.00		13.68	13.28	14.42
Tangible equity to tangible assets (1)	N/A		7.03	6.99	6.86
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		10.69	10.29	9.44

City National Bank
Tier 1 leverage	5.00%		8.62%	8.28%	8.28%
Tier 1 risk-based capital	6.00		13.30	12.91	11.83
Total risk-based capital	10.00		15.91	15.50	14.62

(1)     Tangible equity to tangible assets is a non-GAAP financial measure that represents total equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill.  Management reviews tangible equity to tangible assets in evaluating the Company’s capital levels and has included this ratio in response to market participant interest in tangible equity as a measure of capital.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Total equity	$2,010,627	$1,984,718	$1,863,411
Less: Goodwill and other intangible assets	(527,419)	(528,634)	(523,135)
Tangible equity (A)	$1,483,208	$1,456,084	$1,340,276

Total assets	$21,635,932	$21,353,118	$20,066,475
Less: Goodwill and other intangible assets	(527,419)	(528,634)	(523,135)
Tangible assets (B)	$21,108,513	$20,824,484	$19,543,340

Tangible equity to tangible assets (A)/(B)	7.03%	6.99%	6.86%

Tier 1 capital	1,478,820	1,441,837	1,585,727
Less: Noncontrolling interest	(25,089)	(25,139)	(25,088)
Less: Trust preferred securities	(5,155)	(5,155)	(252,062)
Tier 1 common shareholders’ equity (C)	$1,448,576	$1,411,543	$1,308,577

Risk-weighted assets (D)	$13,551,318	$13,712,097	$13,856,028

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	10.69%	10.29%	9.44%

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

Market risk results from the variability of future cash flows and earnings due to changes in the financial markets.  These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may fluctuate because of interest rate changes, foreign currency exchange rate changes or other market changes.  The Company’s asset/liability management process entails the evaluation, measurement and management of market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company’s liabilities. The Board of Directors approves asset/liability policies and annually reviews and approves the limits within which the risks must be managed. The Asset/Liability Management Committee (“ALCO”), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

A quantitative and qualitative discussion about market risk is included on pages 67 to 73 of the Corporation’s Form 10-K for the year ended December 31, 2010.

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.  Liquidity risk management is an important element in the Company’s ALCO process, and is managed within limits approved by the Board of Directors and guidelines set by management.  Attention is also paid to potential outflows resulting from disruptions in the financial markets or to unexpected credit events. These factors are incorporated into the Company’s contingency funding analysis, and provide the basis for the identification of primary and secondary liquidity reserves.

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 90 percent and 87 percent of funding for average total assets in the first quarter of 2011 and 2010, respectively.  Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company.  The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Reliance on short-term wholesale or market sources of funds declined steadily throughout 2010 and ended the first quarter of 2011 near zero. These funding sources, on average, totaled $0.7 million and $105.4 million in the first quarter of 2011 and 2010, respectively. The Company’s liquidity position was further supported through longer-term borrowings which were $857.8 million on average for the first quarter of 2011 from $1.01 billion for the year-earlier quarter. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $703.1 million during the first quarter of 2011 compared with $279.8 million in the year-earlier quarter. In addition, the Company has committed and unutilized borrowing capacity of $3.32 billion as of March 31, 2011, secured by collateral, from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $5.63 billion and $3.97 billion for the quarters ended March 31, 2011 and 2010, respectively. The unpledged portion of securities available-for-sale at March 31, 2011 totaled $4.84 billion.  These securities could be used as collateral for borrowing or a portion could be sold.  Maturing loans provide additional liquidity.

Interest Rate Risk

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2011, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case,while deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2011, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At March 31, 2011, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 3.0 percent in year one and a 14.7 percent increase in year two. This compares to an increase in projected net interest income of 0.9 percent in year one and a 6.1 percent increase in year two at March 31, 2010.  Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, TARP repayment and other balance sheet changes related to the recent acquisitions. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates.  In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 4.2 percent in year one and 17.3 percent increase in year two.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.  The following table shows the composition of the Company’s loan portfolio by major loan category as of March 31, 2011.  Each loan category is further divided into Floating, Adjustable and Fixed rate components.  Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,851	$1,494	$3,345	$66	$1,057	$4,468
Commercial real estate mortgages	215	428	643	76	1,184	1,903
Residential mortgages	32	4	36	1,894	1,673	3,603
Real estate construction	272	113	385	—	30	415
Equity lines of credit	734	—	734	—	—	734
Installment	80	—	80	—	67	147
Covered loans	151	44	195	1,199	372	1,766
Total loans and leases	$3,335	$2,083	$5,418	$3,235	$4,383	$13,036

Percentage of portfolio	26%	16%	42%	25%	33%	100%

Certain floating rate loans to have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low.  At March 31, 2011, $5.42 billion (42 percent) of the Company’s loan portfolio was floating rate, of which $2.94 billion (54 percent) was not impacted by rate floors.  This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract.  Of the loans which were at their contractual minimum rate, $1.50 billion (28 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor.  Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent.  Only $155 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates.  The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2011:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,409	$1,172	$677	$77	$3,335
LIBOR	1,535	323	148	78	2,084
Total floating rate loans	$2,944	$1,495	$825	$155	$5,419
% of total floating rate loans	54%	28%	15%	3%	100%

Economic Value of Equity: The economic value of equity (“EVE”) model is used to evaluate the vulnerability of the market value of shareholders’ equity to changes in interest rates.  The EVE model calculates the expected cash flow of all of the Company’s assets and liabilities under sharply higher and lower interest rate scenarios. The present value of these cash flows is calculated by discounting them using the interest rates for that scenario. The difference between the present value of assets and the present value of liabilities in each scenario is the EVE. The assumptions about the timing of cash flows, level of interest rates and shape of the yield curve are the same as those used in the net interest income simulation. They are updated periodically and are reviewed by ALCO at least annually.

The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of March 31, 2011, an instantaneous 200 basis point increase in interest rates results in a 3.5 percent decline in EVE. This compares to a 5.3 percent decline a year-earlier. Measurement of a 200 basis point decrease in rates as of March 31, 2011 and March 31, 2010 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2011				March 31, 2010
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge Interest Rate Swap
Certificates of deposit	$10.0	$0.3		0.2	$20.0	$1.0		0.7
Long-term and subordinated debt	355.9	17.2		1.1	358.2	28.2		2.0
Total fair value hedge swaps	365.9	17.5		1.1	378.2	29.2		1.9
Cash Flow Hedge Interest Rate Swap
US Dollar LIBOR based loans	—	—		—	50.0	1.0		0.2
Prime based loans	—	—		—	75.0	1.0		0.3
Total cash flow hedge swaps	—	—		—	125.0	2.0		0.3
Fair Value and Cash Flow Hedge Interest Rate Swaps	$365.9	$17.5	(1)	1.1	$503.2	$31.2	(1)	1.5

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $5.7 million and $7.6 million of credit risk exposure at March 31, 2011 and 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank.  As of March 31, 2011, collateral valued at $9.5 million, comprised of securities valued at $7.7 million and cash of $1.8 million, had been received from swap counterparties. At March 31, 2010, collateral valued at $13.0 million had been received from swap counterparties. Additionally, the Company delivered collateral valued at $8.6 million on swap agreements at March 31, 2011.

As of March 31, 2011, the Company had $365.9 million notional amount of interest-rate swap hedge transactions, all of which of which were designated as fair value hedges. There were no cash flow hedges outstanding at March 31, 2011. The $17.5 million positive fair value of the fair value hedges includes a mark-to-market asset of $17.4 million and net interest receivable of $1.9 million, less $1.8 million of cash collateral received from a counterparty.  The balance of deposits and borrowings reported in the consolidated balance sheet include a $17.4 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $147.8 million due on September 1, 2011 and City National Corporation senior notes with a face value of $208.2 million due on February 15, 2013.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2011 and 2010, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.08 billion and $1.09 billion, respectively.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political or industry conditions and the related credit and market conditions, (2) changes in the pace of economic recovery and related changes in employment levels, (3) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (4) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (5) volatility in the municipal bond market, (6) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (7) incorrect assumptions in the value of the loans acquired in FDIC assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (8) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (9) changes in inflation, energy and other commodity costs, interest rates, and market liquidity which may impact interest margins and impact funding sources, (10) adequacy of the Company’s enterprise risk management framework, (11) the Company’s ability to increase market share and control expenses, (12) the Company’s ability to attract new employees and retain and motivate existing employees, (13) increased competition in the Company’s markets, (14) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (16) changes in consumer spending, borrowing and savings habits, (17) soundness of other financial institutions which could adversely affect the Company, (18) protracted labor disputes in the Company’s markets, (19) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (20) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (21) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (22) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (23) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and particularly, Item 1A, titled “Risk Factors.”

PART II — OTHER INFORMATION

ITEM 1A.   RISK FACTORS

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political or industry conditions and the related credit and market conditions, (2) changes in the pace of economic recovery and related changes in employment levels, (3) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (4) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (5) volatility in the municipal bond market, (6) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (7) incorrect assumptions in the value of the loans acquired in FDIC assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (8) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (9) changes in inflation, energy and other commodity costs, interest rates, and market liquidity which may impact interest margins and impact funding sources, (10) adequacy of the Company’s enterprise risk management framework, (11) the Company’s ability to increase market share and control expenses, (12) the Company’s ability to attract new employees and retain and motivate existing employees, (13) increased competition in the Company’s markets, (14) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (16) changes in consumer spending, borrowing and savings habits, (17) soundness of other financial institutions which could adversely affect the Company, (18) protracted labor disputes in the Company’s markets, (19) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (20) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (21) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (22) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (23) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and particularly, Item 1A, titled “Risk Factors.”

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

ITEM 4.      RESERVED

ITEM 6.      EXHIBITS

No.

10.48*

City National Corporation 2008 Omnibus Plan, As Amended and Restated (Incorporated by reference from Appendix A to the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011.)

10.49*

City National Corporation 2011 Variable Bonus Plan (Incorporated by reference from Appendix B to the Registrant’s Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011.)

10.50*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan

10.51*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan

31.1	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.0	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 6, 2011	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)