Form 10-Q
period 2011-06-30
CITY NATIONAL CORP
filed 2011-08-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, there were 53,195,181 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
(in thousands, except share amounts)	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$181,203	$126,882	$184,277
Due from banks - interest-bearing	725,304	142,807	336,244
Federal funds sold	123,000	165,000	404,760
Securities available-for-sale - cost $6,250,759, $5,658,120, and $4,668,089 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively:
Securities pledged as collateral	—	—	198,577
Held in portfolio	6,348,055	5,720,675	4,562,566
Trading securities	125,829	255,397	129,287
Loans and leases, excluding covered loans	11,663,123	11,386,628	11,483,044
Less: Allowance for loan and lease losses	265,933	257,007	290,492
Loans and leases, excluding covered loans, net	11,397,190	11,129,621	11,192,552
Covered loans, net of allowance for loan losses	1,657,004	1,790,133	2,034,591
Net loans and leases	13,054,194	12,919,754	13,227,143
Premises and equipment, net	134,511	128,426	121,960
Deferred tax asset	88,179	105,398	99,894
Goodwill	486,383	486,070	479,982
Customer-relationship intangibles, net	39,824	42,564	44,838
Affordable housing investments	113,486	99,670	101,999
Customers’ acceptance liability	1,737	1,715	2,515
Other real estate owned ($114,907, $120,866 and $98,841 covered by FDIC loss share at June 30, 2011, December 31, 2010 and June 30, 2010, respectively)	162,541	178,183	153,292
FDIC indemnification asset	261,734	295,466	394,012
Other assets	680,109	685,111	790,101
Total assets	$22,526,089	$21,353,118	$21,231,447
Liabilities
Demand deposits	$9,403,425	$8,457,178	$8,173,386
Interest checking deposits	1,689,494	1,863,004	2,171,369
Money market deposits	6,720,604	6,344,749	5,742,069
Savings deposits	332,020	291,299	294,327
Time deposits-under $100,000	293,573	338,112	434,626
Time deposits-$100,000 and over	826,004	882,520	1,157,136
Total deposits	19,265,120	18,176,862	17,972,913
Short-term borrowings	149,771	153,444	3,400
Long-term debt	701,829	704,971	985,974
Reserve for off-balance sheet credit commitments.	23,325	21,529	19,310
Acceptances outstanding	1,737	1,715	2,515
Other liabilities	256,560	264,203	272,753
Total liabilities	20,398,342	19,322,724	19,256,865
Redeemable noncontrolling interest	43,737	45,676	47,622
Commitments and contingencies
Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at June 30, 2011, December 31, 2010 and June 30, 2010	53,886	53,886	53,886
Additional paid-in capital	485,064	487,868	483,983
Accumulated other comprehensive income	56,293	36,853	58,050
Retained earnings	1,547,989	1,482,037	1,418,486
Treasury shares, at cost - 1,410,483, 1,639,203 and 1,796,485 shares at June 30, 2011, December 31, 2010 and June 30, 2010, respectively	(84,311)	(101,065)	(112,634)
Total shareholders’ equity	2,058,921	1,959,579	1,901,771
Noncontrolling interest	25,089	25,139	25,189
Total equity	2,084,010	1,984,718	1,926,960
Total liabilities and equity	$22,526,089	$21,353,118	$21,231,447

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Loans and leases	$169,992	$174,354	$332,931	$343,904
Securities available-for-sale	39,406	32,866	76,739	65,066
Trading securities	233	24	319	(28)
Due from banks - interest-bearing	407	424	705	770
Federal funds sold and securities purchased under resale agreements	98	135	252	157
Total interest income	210,136	207,803	410,946	409,869
Interest Expense
Deposits	10,016	12,584	20,206	25,748
Federal funds purchased and securities sold under repurchase agreements	2	1,704	2	3,639
Subordinated debt	4,635	4,664	9,283	9,304
Other long-term debt	4,655	6,845	9,337	13,666
Other short-term borrowings	1	8	1	9
Total interest expense	19,309	25,805	38,829	52,366
Net interest income	190,827	181,998	372,117	357,503
Provision for credit losses on loans and leases, excluding covered loans	—	32,000	—	87,000
Provision for losses on covered loans	1,716	46,516	20,832	46,516
Net interest income after provision	189,111	103,482	351,285	223,987
Noninterest Income
Trust and investment fees	36,687	33,976	72,325	67,485
Brokerage and mutual fund fees	4,864	5,461	10,525	10,742
Cash management and deposit transaction charges	10,905	12,008	22,630	24,584
International services	9,015	8,374	17,331	14,882
FDIC loss sharing (expense) income, net	(10,684)	28,339	(2,079)	37,425
Gain (loss) on disposal of assets	8,422	(2,814)	10,846	(1,423)
Gain on sale of securities	1,689	355	1,819	2,489
Gain on acquisition	8,164	25,228	8,164	25,228
Other	23,169	12,215	44,727	19,606
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(4,132)	(13,992)	(4,296)	(14,995)
Less: Portion of loss recognized in other comprehensive income	3,838	13,486	3,838	13,486
Net impairment loss recognized in earnings	(294)	(506)	(458)	(1,509)
Total noninterest income	91,937	122,636	185,830	199,509
Noninterest Expense
Salaries and employee benefits	112,139	99,110	223,151	194,569
Net occupancy of premises	13,665	13,347	27,011	26,252
Legal and professional fees	14,790	13,754	24,867	22,937
Information services	8,335	7,538	15,832	15,054
Depreciation and amortization	6,904	6,363	13,652	12,710
Amortization of intangibles	2,104	2,128	4,272	4,575
Marketing and advertising	7,626	5,798	14,144	11,046
Office services and equipment	4,672	4,272	9,278	8,070
Other real estate owned	22,162	16,892	36,651	34,089
FDIC assessments	8,524	7,662	18,330	14,183
Other operating	10,911	9,823	22,041	19,136
Total noninterest expense	211,832	186,687	409,229	362,621
Income before income taxes	69,216	39,431	127,886	60,875
Income taxes	20,650	(2,859)	38,536	1,559
Net income	$48,566	$42,290	$89,350	$59,316
Less: Net income attributable to noncontrolling interest	1,095	972	2,187	2,300
Net income attributable to City National Corporation	$47,471	$41,318	$87,163	$57,016
Less: Dividends and accretion on preferred stock	—	—	—	5,702
Net income available to common shareholders	$47,471	$41,318	$87,163	$51,314
Net income per share, basic	$0.89	$0.78	$1.64	$0.98
Net income per share, diluted	$0.88	$0.78	$1.62	$0.97
Shares used to compute net income per share, basic	52,462	52,012	52,392	51,852
Shares used to compute net income per share, diluted	52,977	52,542	52,931	52,336
Dividends per share	$0.20	$0.10	$0.40	$0.20

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$89,350	$59,316
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	—	87,000
Provision for losses on covered loans	20,832	46,516
Amortization of intangibles	4,272	4,575
Depreciation and amortization	13,652	12,710
Share-based employee compensation expense	9,468	8,109
Deferred income tax benefit	2,686	17,813
(Gain) loss on disposal of assets	(10,846)	1,423
Gain on sale of securities	(1,819)	(2,489)
Gain on acquisition	(8,164)	(25,228)
Impairment loss on securities	458	1,509
Other, net	(9,418)	(15,184)
Net change in:
Trading securities	129,818	25,015
Other assets and other liabilities, net	51,709	154,439
Net cash provided by operating activities	291,998	375,524
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(2,017,983)	(1,684,200)
Sales of securities available-for-sale	53,304	432,021
Maturities and paydowns of securities available-for-sale	1,367,512	907,157
Loan originations, net of principal collections	(108,530)	629,454
Net payments for premises and equipment	(19,637)	(10,361)
Net cash acquired in acquisitions	28,066	94,706
Other investing activities, net	59,628	10,235
Net cash (used in) provided by investing activities	(637,640)	379,012
Cash Flows From Financing Activities
Net increase in deposits	961,463	51,966
Net decrease in federal funds purchased and securities sold under repurchase agreements	—	(449,079)
Net decrease in short-term borrowings, net of transfers from long-term debt	(3,105)	(30,529)
Net decrease in long-term debt	(757)	(353)
Proceeds from exercise of stock options	4,507	17,761
Tax benefit from exercise of stock options	992	3,281
Redemption of preferred stock	—	(200,000)
Repurchase of common stock warrants	—	(18,500)
Cash dividends paid	(21,211)	(13,467)
Other financing activities, net	(1,429)	(3,261)
Net cash provided by (used in) financing activities	940,460	(642,181)
Net increase in cash and cash equivalents	594,818	112,355
Cash and cash equivalents at beginning of year	434,689	812,926
Cash and cash equivalents at end of period	$1,029,507	$925,281
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,129	$39,413
Income taxes	26,072	—
Non-cash investing activities:
Transfer of loans to other real estate owned	$64,191	$66,653
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$10,441	$17,183
Covered loans	55,313	330,566
Covered other real estate owned	7,463	15,161
Deposits	(126,795)	(541,499)
Other borrowings	(3,165)	(30,539)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Comprehensive income:
Net income (1)	—	—	—	—	—	57,016	—	1,070	58,086
Other comprehensive income, net of tax (2)	—	—	—	—	61,099	—	—	—	61,099
Total comprehensive income								1,070	119,185
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,070)	(1,070)
Issuance of shares under share-based compensation plans	—	—	—	(22,687)	—	—	39,109	—	16,422
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	8,090	—	—	—	—	8,090
Tax benefit from share-based compensation plans	—	—	—	2,181	—	—	—	—	2,181
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(10,467)	—	—	(10,467)
Net change in deferred compensation plans	—	—	—	425	—	—	8	—	433
Change in redeemable noncontrolling interest	—	—	—	924	—	—	—	—	924
Other	—	—	—	—	—	—	—	(1,252)	(1,252)
Balance, June 30, 2010	53,885,886	$—	$53,886	$483,983	$58,050	$1,418,486	$(112,634)	$25,189	$1,926,960

Balance, January 1, 2011	53,885,886	$—	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Comprehensive income:
Net income (1)	—	—	—	—	—	87,163	—	1,067	88,230
Other comprehensive income, net of tax (2)	—	—	—	—	19,440	—	—	—	19,440
Total comprehensive income								1,067	107,670
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,067)	(1,067)
Issuance of shares under share-based compensation plans	—	—	—	(14,229)	—	—	16,754	—	2,525
Share-based employee compensation expense	—	—	—	9,363	—	—	—	—	9,363
Tax benefit from share-based compensation plans	—	—	—	1,037	—	—	—	—	1,037
Cash dividends:
Common	—	—	—	—	—	(21,211)	—	—	(21,211)
Net change in deferred compensation plans	—	—	—	600	—	—	—	—	600
Change in redeemable noncontrolling interest	—	—	—	349	—	—	—	—	349
Other	—	—	—	76	—	—	—	(50)	26
Balance, June 30, 2011	53,885,886	$—	$53,886	$485,064	$56,293	$1,547,989	$(84,311)	$25,089	$2,084,010

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $1,120 and $1,230 for the six-month periods ended June 30, 2011 and 2010, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)          See Note 9 for additional information on other comprehensive income.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 79 offices in Southern California, the San Francisco Bay area, Nevada, New York City and Nashville, Tennessee. As of June 30, 2011, the Corporation had five consolidated investment advisory affiliates and a noncontrolling interest in two other firms. The Corporation also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

During the six months ended June 30, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•              In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructurings (“ASU 2011-02”).  In evaluating whether a restructuring constitutes a troubled debt restructuring (“TDR”), a creditor (“lender”) must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor (“borrower”) is experiencing financial difficulties. Determining whether a modification is a TDR requires significant judgment. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender’s evaluation of whether a borrower is experiencing financial difficulties. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. Thus, an entity will be required to apply the guidance to determine whether modifications that were not previously considered TDRs and that have occurred since the beginning of the year would now be considered TDRs. Adoption of the new guidance is not expected to have a significant effect on the Company’s financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

•              In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”).  ASC 860, Transfers and Servicing, provides the criteria for determining whether a transfer of financial assets is accounted for as a secured borrowing or as a sale. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. ASU 2011-03 is effective for transactions, or modification of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

•              In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. ASU 2011-04 clarifies existing guidance pertaining to the applicability of the concepts of highest and best use and valuation premise in a fair value measurement, and on measuring the fair value of an instrument classified in shareholders’ equity. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement, and provides additional guidance on the application of fair value measurements to financial assets and liabilities with offsetting positions in market risk or counterparty credit risks. The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments.  The ASU is effective for interim and annual periods beginning after December 15, 2011.  Adoption of ASU 2011-04, when effective, will result in expanded fair value disclosures in the Company’s consolidated financial statements.

•                  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The ASU does not change the items that must be reported in OCI. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Note 2. Business Combinations

Nevada Commerce Bank

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank (“NCB”), based in Las Vegas, Nevada, in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities.  The Bank acquired most of NCB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $56.4 million and $7.5 million, respectively, and assumed deposits with a fair value of $118.4 million. The Bank received approximately $2.7 million in cash from the FDIC.

Note 2. Business Combinations (Continued)

The Bank did not immediately acquire banking facilities, furniture or equipment as part of the purchase and assumption agreement, but had a 90 day option to purchase any or all owned bank premises including furniture, fixtures and equipment and to assume any or all leases for leased bank premises from the FDIC.

In connection with the acquisition of NCB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are covered under loss-sharing agreements with the FDIC. The term of the loss-sharing agreements is 10 years for single-family residential loans and eight years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $33.8 million. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

The Bank recognized a gain of $8.2 million on the acquisition of NCB. The gain represents the amount by which the fair value of the assets acquired and consideration received from the FDIC exceeds the liabilities assumed. The gain is reported in Gain on acquisition in the consolidated statements of income. The Bank recognized approximately $0.3 million of acquisition-related expense. This expense is included in Legal and professional fees in the consolidated statements of income.

The consolidated statement of income for 2011 includes the operating results produced by the acquired assets and assumed liabilities of NCB from its acquisition date through June 30, 2011, which are not material to total operating results for the three and six month periods ended June 30, 2011. Due primarily to the Bank acquiring certain assets and liabilities of NCB which are not material to the Company’s consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss-sharing agreements, the historical results of the acquired bank is not material to the Company’s results, and consequently, no pro forma information is presented.

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

Sun West Bank and 1st Pacific Bank of California

On May 28, 2010, the Bank acquired the banking operations of Sun West Bank (“SWB”) in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB’s assets, including loans and OREO with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC at acquisition and recognized a gain of $24.7 million on the acquisition of SWB in the second quarter of 2010.

On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California (“FPB”) in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. The Bank acquired most of FPB’s assets, including loans with a fair value of $202.8 million and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC at acquisition. During the second quarter of 2010, the Bank recognized a gain of $0.5 million on the acquisition of FPB. During the third quarter of 2010, the Bank recognized an additional gain of $2.1 million when the first loss tranche under the FPB loss-sharing agreement was amended by the FDIC.

Note 2. Business Combinations (Continued)

In connection with the acquisitions of SWB and FPB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC reimburses the Bank for 80 percent of eligible losses with respect to covered assets. The term of the loss-sharing agreements is 10 years for single-family residential loans and eight years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as indemnification assets at their estimated fair value of $104.6 million for SWB and $36.5 million for FPB at acquisition date. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flows that the Bank expects to collect from the FDIC is accreted into noninterest income.

The Bank recognized a $3.6 million liability in the acquisition of FPB relating to a requirement that the Bank reimburse the FDIC if actual cumulative losses are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. There was no similar liability recognized in the acquisition of SWB.

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

The following tables summarize assets and liabilities measured at fair value as of June 30, 2011, December 31, 2010 and June 30, 2010 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$13,076	$13,076	$—	$—
Federal agency - Debt	1,847,232	—	1,847,232	—
Federal agency - MBS	534,726	—	534,726	—
CMOs - Federal agency	3,453,901	—	3,453,901	—
CMOs - Non-agency	91,083	—	91,083	—
State and municipal	357,804	—	357,804	—
Other debt securities	44,121	—	23,315	20,806
Equity securities and mutual funds	6,112	6,112	—	—
Trading securities	125,829	121,141	4,688	—
Mark-to-market derivatives (1)	44,488	3,308	41,180	—
Total assets at fair value	$6,518,372	$143,637	$6,353,929	$20,806

Liabilities
Mark-to-market derivatives (2)	$29,501	$1,226	$28,275	$—
Other liabilities	161	—	161	—
Total liabilities at fair value	$29,662	$1,226	$28,436	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial (4)	$3,822	$—	$3,822	$—
Commercial real estate mortgages	2,505	—	2,505	—
Residential mortgages	4,656	—	4,175	481
Real estate construction	10,136	—	1,610	8,526
Equity lines of credit	2,064	—	1,178	886
Other real estate owned (5)	61,103	—	41,264	19,839
Private equity investments	7,293	—	—	7,293
Total assets at fair value	$91,579	$—	$54,554	$37,025

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Includes lease financing.
(5)	Other real estate owned balance of $162.5 million in the consolidated balance sheets includes $114.9 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$14,113	$14,113	$—	$—
Federal agency - Debt	1,142,328	—	1,142,328	—
Federal agency - MBS	551,346	—	551,346	—
CMOs - Federal agency	3,497,147	—	3,497,147	—
CMOs - Non-agency	118,295	—	118,295	—
State and municipal	343,380	—	343,380	—
Other debt securities	43,630	—	22,648	20,982
Equity securities and mutual funds	10,436	10,436	—	—
Trading securities	255,397	249,861	5,536	—
Mark-to-market derivatives (1)	46,712	3,258	43,454	—
Total assets at fair value	$6,022,784	$277,668	$5,724,134	$20,982

Liabilities
Mark-to-market derivatives (2)	$26,437	$1,215	$25,222	$—
Other liabilities	160	—	160	—
Total liabilities at fair value	$26,597	$1,215	$25,382	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial (4)	$1,528	$—	$1,528	$—
Commercial real estate mortgages	31,684	—	21,236	10,448
Residential mortgages	9,061	—	8,210	851
Real estate construction	98,059	—	98,059	—
Equity lines of credit	3,092		2,224	868
Collateral dependent impaired covered loans (3)
Commercial	2,557	—	—	2,557
Other real estate owned (5)	88,993	—	65,605	23,388
Private equity investments	10,804	—	—	10,804
Total assets at fair value	$245,778	$—	$196,862	$48,916

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Includes lease financing.
(5)	Other real estate owned balance of $178.2 million in the consolidated balance sheets includes $120.9 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$19,145	$19,145	$—	$—
Federal agency - Debt	1,090,846	—	1,090,846	—
Federal agency - MBS	466,713	—	466,713	—
CMOs - Federal agency	2,528,237	—	2,528,237	—
CMOs - Non-agency	217,078	—	217,078	—
State and municipal	360,422	—	360,422	—
Other debt securities	67,147	—	42,003	25,144
Equity securities and mutual funds	11,555	11,555	—	—
Trading securities	129,287	113,483	15,804	—
Mark-to-market derivatives (1)	60,619	4,976	55,643	—
Total assets at fair value	$4,951,049	$149,159	$4,776,746	$25,144

Liabilities
Mark-to-market derivatives (2)	$31,736	$1,629	$30,107	$—
Total liabilities at fair value	$31,736	$1,629	$30,107	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial (4)	$2,996	$—	$2,746	$250
Commercial real estate mortgages	35,656	—	21,243	14,413
Residential mortgages	7,364	—	6,985	379
Real estate construction	111,339	—	85,460	25,879
Other real estate owned (5)	50,797	—	43,592	7,205
Private equity investments	4,427	—	—	4,427
Total assets at fair value	$212,579	$—	$160,026	$52,553

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Includes lease financing.
(5)	Other real estate owned balance of $153.3 million in the consolidated balance sheets includes $98.8 million of covered OREO and is net of estimated disposal costs.

At June 30, 2011, $6.52 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.02 billion or approximately 28 percent at December 31, 2010, and $4.95 billion or approximately 23 percent at June 30, 2010. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than 1 percent of total assets was measured using Level 3 inputs.  Approximately $29.7 million, $26.6 million and $31.7 million of the Company’s total liabilities at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At June 30, 2011, $91.6 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $245.8 million, or 1 percent, at December 31, 2010, and $212.6 million, or 1 percent, at June 30, 2010.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2011.

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net losses (gains), which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Collateral dependent impaired loans
Commercial	$—	$4,279	$606	$6,896
Commercial real estate mortgages	(340)	141	(7,454)	17,448
Residential mortgages	47	353	189	1,206
Real estate construction	3,417	(125)	1,199	10,120
Equity lines of credit	546	51	510	51
Installment	(197)	—	4,317	—
Other real estate owned	16,869	10,068	25,991	22,616
Private equity investments	200	30	200	428
Total net losses recognized	$20,542	$14,797	$25,558	$58,765

(1)

Net losses on OREO includes $14.6 million and $22.8 million of net losses related to covered OREO for the three and six months ended June 30, 2011, respectively, a significant portion of which is reimbursable by the FDIC.

Level 3 assets measured at fair value on a recurring basis consist of collateralized debt obligation senior notes.  The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets.  Activity in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2011 and 2010 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	For the six months ended
	June 30, 2011	June 30, 2010
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$20,982	$26,779
Total realized/unrealized gains (losses):
Included in other comprehensive income	1,585	(1,358)
Settlements	(1,728)	(221)
Other (1)	(33)	(56)
Balance, end of period	$20,806	$25,144

(1)	Other rollforward activity consists of amortization of premiums recognized on the initial purchase of the securities available-for-sale.

There were no purchases, sales or issuances of Level 3 assets measured on a recurring basis during the six months ended June 30, 2011 and 2010.  Paydowns of $1.7 million and $0.2 million were received on Level 3 assets measured on a recurring basis for the six months ended June 30, 2011 and 2010, respectively. There were no gains or losses for the six months ended June 30, 2011 and 2010 included in earnings that were attributable to the change in unrealized gains or losses relating to assets still held as of June 30, 2011 and 2010.

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

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of June 30, 2011 and June 30, 2010.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

Following is a description of the methods and assumptions used in estimating the fair values for each class of financial instrument:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale and Trading securities — For securities held as available-for-sale, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair values for trading securities are based on quoted market prices or dealer quotes.  The fair value of trading securities for which quoted prices are not available is based on observable market inputs.

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

Note 3. Fair Value Measurements (Continued)

Investment in FHLB and FRB stock — Investments in government agency stock are recorded at cost.  Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value.  Purchases and sales of these securities are at par value with the issuer.  The fair value of investments in FRB and FHLB stock is equal to the carrying amount.

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

Other short-term borrowings — The fair value of the current portion of long-term debt classified in short-term borrowings is obtained through third-party pricing sources.  The carrying amount of the remaining other short-term borrowings is a reasonable estimate of fair value.

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

Note 3. Fair Value Measurements (Continued)

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and June 30, 2010 were as follows:

	June 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$181.2	$181.2	$184.3	$184.3
Due from banks - interest bearing	725.3	725.3	336.2	336.2
Federal funds sold	123.0	123.0	404.8	404.8
Securities available-for-sale	6,348.1	6,348.1	4,761.1	4,761.1
Trading securities	125.8	125.8	129.3	129.3
Loans and leases, net of allowance	11,397.2	11,719.2	11,192.6	11,494.6
Covered loans, net of allowance	1,657.0	1,660.7	2,034.6	2,027.6
FDIC indemnification asset	261.7	232.1	394.0	389.0
Investment in FHLB and FRB stock	114.9	114.9	128.1	128.1
Derivative assets	44.5	44.5	60.6	60.6

Financial Liabilities:
Deposits	$19,265.1	$19,269.4	$17,972.9	$17,977.1
Federal funds purchased and securities sold under repurchase agreements	—	—	2.7	2.7
Structured securities sold under repurchase agreements	—	—	175.0	185.3
Other short-term borrowings	149.8	151.1	0.7	0.7
Long-term debt	701.8	744.2	811.0	842.7
Derivative liabilities	29.5	29.5	31.7	31.7
FDIC clawback liability	7.7	7.7	3.8	3.8
Commitments to extend credit	4.9	19.3	7.1	21.0
Commitments to affordable housing funds, private equity funds and alternative investments	32.1	43.6	22.2	40.0

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at June 30, 2011, December 31, 2010 and June 30, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2011
U.S. Treasury	$13,036	$40	$—	$13,076
Federal agency - Debt	1,841,579	6,534	(881)	1,847,232
Federal agency - MBS	518,421	17,961	(1,656)	534,726
CMOs - Federal agency	3,383,652	73,040	(2,791)	3,453,901
CMOs - Non-agency	98,596	591	(8,104)	91,083
State and municipal	344,561	13,496	(253)	357,804
Other debt securities	48,826	2,746	(7,451)	44,121
Total debt securities	6,248,671	114,408	(21,136)	6,341,943
Equity securities and mutual funds	2,088	4,024	—	6,112
Total securities	$6,250,759	$118,432	$(21,136)	$6,348,055

December 31, 2010
U.S. Treasury	$14,070	$47	$(4)	$14,113
Federal agency - Debt	1,142,520	5,029	(5,221)	1,142,328
Federal agency - MBS	540,768	13,379	(2,801)	551,346
CMOs - Federal agency	3,442,238	65,494	(10,585)	3,497,147
CMOs - Non-agency	126,819	1,147	(9,671)	118,295
State and municipal	334,596	9,399	(615)	343,380
Other debt securities	50,564	2,018	(8,952)	43,630
Total debt securities	5,651,575	96,513	(37,849)	5,710,239
Equity securities and mutual funds	6,545	3,891	—	10,436
Total securities	$5,658,120	$100,404	$(37,849)	$5,720,675

June 30, 2010
U.S. Treasury	$19,096	$50	$(1)	$19,145
Federal agency - Debt	1,084,703	6,432	(289)	1,090,846
Federal agency - MBS	447,363	19,350	—	466,713
CMOs - Federal agency	2,455,952	74,401	(2,116)	2,528,237
CMOs - Non-agency	234,330	1,753	(19,005)	217,078
State and municipal	347,469	13,120	(167)	360,422
Other debt securities	71,048	2,723	(6,624)	67,147
Total debt securities	4,659,961	117,829	(28,202)	4,749,588
Equity securities and mutual funds	8,128	3,427	—	11,555
Total securities	$4,668,089	$121,256	$(28,202)	$4,761,143

Note 4. Investment Securities (Continued)

Proceeds from sales of available-for-sale securities were $47.2 million and $53.3 million for the three and six months ended June 30, 2011, respectively, compared with $24.4 million and $432.0 million for the three and six months ended June 30, 2010, respectively.  The following table provides the gross realized gains and losses on the sales of securities:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$2,621	$491	$2,781	$4,993
Gross realized losses	(932)	(136)	(962)	(2,504)
Net realized gains	$1,689	$355	$1,819	$2,489

Interest income on securities available-for-sale for the three months ended June 30, 2011 and 2010 is comprised of: (i) taxable interest income of $36.3 million and $29.6 million, respectively, (ii) nontaxable interest income of $2.9 million and $3.1 million, respectively, and (iii) dividend income of $0.2 million and $0.2 million, respectively.  Interest income on securities available-for-sale for the six months ended June 30, 2011 and 2010 is comprised of: (i) taxable interest income of $70.6 million and $58.4 million, respectively, (ii) nontaxable interest income of $5.8 million and $6.2 million, respectively, and (iii) dividend income of $0.3 million and $0.5 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$10,072	$3,004	$—	$—	$13,076
Federal agency - Debt	1,258,008	525,285	63,939	—	1,847,232
Federal agency - MBS	45	198,026	288,692	47,963	534,726
CMOs - Federal agency	319,152	2,416,854	665,121	52,774	3,453,901
CMOs - Non-agency	11,569	41,943	37,571	—	91,083
State and municipal	42,026	168,958	92,198	54,622	357,804
Other	5,049	15,714	23,358	—	44,121
Total debt securities	$1,645,921	$3,369,784	$1,170,879	$155,359	$6,341,943

Amortized cost	$1,640,997	$3,291,398	$1,161,517	$154,759	$6,248,671

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

Note 4. Investment Securities (Continued)

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at June 30, 2011.  See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively. The Company recorded impairment losses in earnings on securities available-for-sale of $0.5 million and $1.5 million for the three and six months ended June 30, 2010, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands)	For the three months ended		For the six months ended
Impairment Losses on	June 30,		June 30,
Other-Than-Temporarily Impaired Securities	2011	2010	2011	2010
Non-agency CMOs	$294	$212	$458	$1,215
Perpetual preferred stock	—	294	—	294
Total	$294	$506	$458	$1,509

The following table provides a rollforward of cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2011 and 2010. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  There were no initial credit-related impairments for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$19,609	$18,710	$19,445	$17,707
Subsequent credit-related impairment	294	186	458	1,189
Initial credit-related impairment	—	26	—	26
Balance, end of period	$19,903	$18,922	$19,903	$18,922

Non-Agency CMOs

The Company identified certain non-agency CMOs that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $0.3 million in the second quarter of 2011 and $0.5 million for the six months ended June 30, 2011. The remaining other-than-temporary impairment for these securities at June 30, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

Note 4. Investment Securities (Continued)

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2011, December 31, 2010 and June 30, 2010.  The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2011
Federal agency - Debt	$334,928	$881	$—	$—	$334,928	$881
Federal agency - MBS	94,035	1,656	—	—	94,035	1,656
CMOs - Federal agency	384,986	2,791	—	—	384,986	2,791
CMOs - Non-agency	10,142	224	43,089	7,880	53,231	8,104
State and municipal	11,688	204	725	49	12,413	253
Other debt securities	—	—	15,756	7,451	15,756	7,451
Total securities	$835,779	$5,756	$59,570	$15,380	$895,349	$21,136

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

June 30, 2010
U.S. Treasury	$4,029	$1	$—	$—	$4,029	$1
Federal agency - Debt	50,516	289	—	—	50,516	289
CMOs - Federal agency	293,008	2,116	—	—	293,008	2,116
CMOs - Non-agency	24,327	455	124,892	18,550	149,219	19,005
State and municipal	2,810	57	4,645	110	7,455	167
Other debt securities	4,585	31	16,933	6,593	21,518	6,624
Total securities	$379,275	$2,949	$146,470	$25,253	$525,745	$28,202

At June 30, 2011, total securities available-for-sale had a fair value of $6.35 billion, which included $895.3 million of securities available-for-sale in an unrealized loss position as of June 30, 2011. This balance consists of $884.5 million of temporarily impaired securities and $10.8 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2011, the Company had 62 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 13 Federal agency debt securities, 7 Federal agency MBS, 19 Federal agency CMOs, 10 non-agency CMOs, 12 state and municipal securities and 1 other debt security. The Company does not consider the debt securities in the above table to be other than temporarily impaired at June 30, 2011.

Note 4. Investment Securities (Continued)

The unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market.  The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults.  Other than the $0.5 million credit loss recognized in 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at June 30, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.3 million net unrealized loss at June 30, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

At June 30, 2010, total securities available-for-sale had a fair value of $4.76 billion, which included $525.7 million of securities available-for-sale in an unrealized loss position as of June 30, 2010.  This balance consisted of $473.4 million of temporarily impaired securities and $52.3 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2010, the Company had 50 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury note, 1 Federal agency debt security, 16 Federal agency CMOs, 21 non-agency CMOs, 9 state and municipal securities and 2 other debt securities.

Note 5.  Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) totaled $114.9 million, $120.7 million and $128.1 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

Note 5.  Other Investments (Continued)

At June 30, 2011, the Company held $84.1 million of FHLB stock.  FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. FHLB stock is not publicly traded and is purchased and sold by member banks at its par value. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at June 30, 2011.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $38.3 million at June 30, 2011 and $37.5 million at December 31, 2010 and June 30, 2010. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,	June 30,
Fund Type	2011	2010	2010
Private equity and venture capital	$22,144	$21,408	$22,054
Real estate	10,328	10,053	9,545
Hedge	2,902	2,953	2,670
Other	2,929	3,040	3,198
Total	$38,303	$37,454	$37,467

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $0.2 million on its investments during the three and six months ended June 30, 2011, respectively.  The Company recognized impairment losses totaling $30 thousand and $0.4 million for the same periods in 2010.

The table below provides information as of June 30, 2011 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Real estate (2)	$7,293	$1,441	None (1)	N/A

(1)	Funds make periodic distributions of income, but do not permit redemptions prior to the end of the investment term.
(2)	Funds invest in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010
Commercial	$4,420,899	$4,136,874	$3,935,544
Commercial real estate mortgages	1,930,269	1,958,317	2,078,003
Residential mortgages	3,710,765	3,552,312	3,577,894
Real estate construction	355,014	467,785	629,902
Equity lines of credit	735,899	733,741	742,071
Installment	130,924	160,144	169,070
Lease financing	379,353	377,455	350,560
Loans and leases, excluding covered loans	11,663,123	11,386,628	11,483,044
Less: Allowance for loan and lease losses	(265,933)	(257,007)	(290,492)
Loans and leases, excluding covered loans, net	11,397,190	11,129,621	11,192,552

Covered loans	1,724,633	1,857,522	2,080,846
Less: Allowance for loan losses	(67,629)	(67,389)	(46,255)
Covered loans, net	1,657,004	1,790,133	2,034,591

Total loans and leases	$13,387,756	$13,244,150	$13,563,890
Total loans and leases, net	$13,054,194	$12,919,754	$13,227,143

The loan amounts above include unamortized fees, net of deferred costs, of $4.5 million, $7.0 million and $5.2 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at June 30, 2011, California represented 85 percent of total loans outstanding and Nevada and New York represented 6 percent and 2 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.  Within the Company’s covered loan portfolio at June 30, 2011, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (9 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.72 billion as of June 30, 2011, $1.86 billion as of December 31, 2010 and $2.08 billion as of June 30, 2010.  Covered loans, net of allowance for loan losses, were $1.66 billion at June 30, 2011, $1.79 billion at December 31, 2010 and $2.03 billion as of June 30, 2010.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010
Commercial	$41,135	$55,082	$85,638
Commercial real estate mortgages	1,482,186	1,569,739	1,710,159
Residential mortgages	19,494	18,380	21,680
Real estate construction	173,263	204,945	250,162
Equity lines of credit	5,791	6,919	9,780
Installment loans	2,764	2,457	3,427
Covered loans	1,724,633	1,857,522	2,080,846
Less: Allowance for loan losses	(67,629)	(67,389)	(46,255)
Covered loans, net	$1,657,004	$1,790,133	$2,034,591

The Company evaluated the acquired loans from its FDIC-assisted acquisitions and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

As of NCB’s acquisition date on April 8, 2011, the preliminary estimates of the contractually required payments receivable for all acquired impaired covered loans of NCB were $107.4 million, the cash flows expected to be collected were $66.2 million, and the fair value of the acquired impaired loans was $55.3 million.  The above amounts were determined based on the estimated remaining life of the underlying loans, which included the effects of estimated prepayments.  The Company also acquired non-covered loans with a fair value of $1.1 million that were not considered impaired at acquisition date.  Fair value of the acquired loans includes estimated credit losses, therefore, an allowance for loan losses is not recorded on the acquisition date.

Changes in the accretable yield for acquired impaired loans were as follows for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
(in thousands)	2011	2010
Balance, beginning of period	$562,826	$687,126
Additions	10,871	48,644
Accretion	(54,558)	(58,776)
Reclassifications to nonaccretable yield	13,461	(114,883)
Disposals and other	(27,127)	5,926
Balance, end of period	$505,473	$568,037

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded commitments.  The FDIC indemnification asset from all FDIC-assisted acquisitions was $261.7 million at June 30, 2011, $295.5 million at December 31, 2010 and $394.0 million at June 30, 2010.

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

The following tables provide a summary of activity in the allowance for loan and lease losses and period-end balances of loans evaluated for impairment, excluding covered loans, for the three and six month periods ended June 30, 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loans and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended June 30, 2011

Allowance for loan and lease losses:
Beginning balance	$75,661	$47,519	$13,527	$36,693	$6,445	$5,445	$78,066	$263,356
Provision for credit losses (2)	7,440	272	(401)	(7,815)	343	(3,600)	2,143	(1,618)
Charge-offs	(3,446)	(98)	(375)	(1,897)	(128)	(131)	—	(6,075)
Recoveries	6,062	1,367	122	2,474	8	237	—	10,270
Net charge-offs (recoveries)	2,616	1,269	(253)	577	(120)	106	—	4,195
Ending balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933

Six months ended June 30, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	2,587	(10,937)	(3,012)	(15,772)	316	(1,884)	26,906	(1,796)
Charge-offs	(6,684)	(2,897)	(1,022)	(2,463)	(921)	(455)	—	(14,442)
Recoveries	7,363	10,378	154	6,866	44	359	—	25,164
Net charge-offs (recoveries)	679	7,481	(868)	4,403	(877)	(96)	—	10,722
Ending balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933

Ending balance of allowance:
Individually evaluated for impairment	$7,605	$1,150	$56	$1,853	$404	$—	$—	$11,068
Collectively evaluated for impairment	78,112	47,910	12,817	27,602	6,264	1,951	80,209	254,865

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$4,800,252	$1,930,269	$3,710,765	$355,014	$735,899	$130,924	$—	$11,663,123
Individually evaluated for impairment	19,236	23,689	12,552	60,543	4,522	41	—	120,583
Collectively evaluated for impairment	4,781,016	1,906,580	3,698,213	294,471	731,377	130,883	—	11,542,540

(1)        Includes lease financing loans.

(2)        There was no provision for credit losses for the three and six months ended June 30, 2011. Net transfers to the reserve for off-balance sheet credit commitments were $1.6 million and $1.8 million for the three and six months ended June 30, 2011, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses on non-covered loans for the three and six months ended June 30, 2010:

	For the three	For the six
	months ended	months ended
(in thousands)	June 30, 2010	June 30, 2010
Allowance for loan and lease losses
Balance, beginning of period	$292,799	$288,493
Charge-offs
Commercial	(22,680)	(40,749)
Commercial real estate mortgages	(476)	(15,451)
Residential mortgages	(620)	(2,080)
Real estate construction	(12,025)	(26,250)
Equity lines of credit	(345)	(557)
Installment	(5)	(1,502)
Total charge-offs	(36,151)	(86,589)
Recoveries
Commercial	1,390	1,835
Commercial real estate mortgages	74	81
Residential mortgages	10	79
Real estate construction	1,081	1,123
Equity lines of credit	7	10
Installment	94	430
Total recoveries	2,656	3,558
Net charge-offs	(33,495)	(83,031)
Provision for credit losses	32,000	87,000
Transfers to reserve for off-balance sheet credit commitments	(812)	(1,970)
Balance, end of period	$290,492	$290,492

Off-balance sheet credit exposures include loan commitments, letters of credit and financial guarantees. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$21,707	$18,498	$21,529	$17,340
Transfers from allowance for loan and lease losses	1,618	812	1,796	1,970
Balance, end of period	$23,325	$19,310	$23,325	$19,310

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at June 30, 2011 and December 31, 2010 is provided in the following tables:

				For the three months ended June 30, 2011		For the six months ended June 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded:
Commercial	$4,007	$4,007	$—	$5,204	$—	$5,901	$—
Commercial real estate mortgages	14,610	14,530	—	16,550	60	18,866	190
Residential mortgages:
Fixed	7,834	7,840	—	7,036	17	8,338	162
Variable	4,163	4,175	—	3,717	24	3,827	34
Total residential mortgages	11,997	12,015	—	10,753	41	12,165	196
Real estate construction:
Construction	39,184	39,097	—	44,221	175	54,740	405
Land	11,271	11,271	—	17,400	—	19,510	—
Total real estate construction	50,455	50,368	—	61,621	175	74,250	405
Equity lines of credit	2,420	2,420	—	2,856	—	2,906	—
Installment:
Commercial	—	—	—	—	—	—	—
Consumer	41	41	—	41	—	41	—
Total installment	41	41	—	41	—	41	—
Lease financing	762	762	—	935	—	1,002	99
Total with no related allowance	$84,292	$84,143	$—	$97,960	$276	$115,131	$890

With an allowance recorded:
Commercial	$14,467	$14,467	$7,605	$10,695	$—	$9,986	$—
Commercial real estate mortgages	9,159	9,159	1,150	8,229	—	11,866	—
Residential mortgages:
Fixed	539	537	56	1,046	—	886	—
Variable	—	—	—	707	—	950	—
Total residential mortgages	539	537	56	1,753	—	1,836	—
Real estate construction:
Construction	—	—	—	4,409	—	5,889	—
Land	10,175	10,175	1,853	5,087	—	3,392	—
Total real estate construction	10,175	10,175	1,853	9,496	—	9,281	—
Equity lines of credit	2,102	2,102	404	1,530	3	1,642	6
Installment:
Commercial	—	—	—	3,448	—	2,299	—
Total installment	—	—	—	3,448	—	2,299	—
Lease financing	—	—	—	—	—	285	—
Total with an allowance	$36,442	$36,440	$11,068	$35,151	$3	$37,195	$6

Total impaired loans by type:
Commercial	$18,474	$18,474	$7,605	$15,899	$—	$15,887	$—
Commercial real estate mortgages	23,769	23,689	1,150	24,779	60	30,732	190
Residential mortgages	12,536	12,552	56	12,506	41	14,001	196
Real estate construction	60,630	60,543	1,853	71,117	175	83,531	405
Equity lines of credit	4,522	4,522	404	4,386	3	4,548	6
Installment	41	41	—	3,489	—	2,350	—
Lease financing	762	762	—	935	—	1,287	99
Total impaired loans	$120,734	$120,583	$11,068	$133,111	$279	$152,326	$896

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010
With no related allowance recorded:
Commercial	$7,295	$7,293	$—
Commercial real estate mortgages	23,496	23,426	—
Residential mortgages:
Fixed	10,942	10,858	—
Variable	4,048	4,040	—
Total residential mortgages	14,990	14,898	—
Real estate construction:
Construction	75,778	75,639	—
Land	23,732	23,732	—
Total real estate construction	99,510	99,371	—
Equity lines of credit	3,006	2,997	—
Installment:
Consumer	41	41	—
Total installment	41	41	—
Lease financing	1,137	1,107	—
Total with no related allowance	$149,475	$149,133	$—

With an allowance recorded:
Commercial	$8,567	$8,567	$2,067
Commercial real estate mortgages	19,139	19,154	1,889
Residential mortgages:
Fixed	566	563	69
Variable	1,435	1,428	273
Total residential mortgages	2,001	1,991	342
Real estate construction:
Construction	8,850	8,850	366
Total real estate construction	8,850	8,850	366
Equity lines of credit	1,868	1,862	255
Lease financing	855	855	525
Total with an allowance	$41,280	$41,279	$5,444

Total impaired loans by type:
Commercial	$15,862	$15,860	$2,067
Commercial real estate mortgages	42,635	42,580	1,889
Residential mortgages	16,991	16,889	342
Real estate construction	108,360	108,221	366
Equity lines of credit	4,874	4,859	255
Installment	41	41	—
Lease financing	1,992	1,962	525
Total impaired loans	$190,755	$190,412	$5,444

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Information on impaired loans, excluding covered loans, at June 30, 2010 is provided in the following table:

	Unpaid Principal Balance
(in thousands)	With No Allowance Recorded	With Allowance Recorded	Total Impaired Loans	Related Allowance
June 30, 2010
Commercial	$23,910	$16,595	$40,505	$6,368
Commercial real estate mortgage	9,974	42,579	52,553	6,350
Residential mortgages	9,700	1,109	10,809	90
Real estate construction	74,412	79,735	154,147	12,836
Equity lines of credit	1,200	—	1,200	—
Lease financing	1,647	1,120	2,767	895
Total impaired loans	$120,843	$141,138	$261,981	$26,539

Additional detail on the components of impaired loans, excluding covered loans, is provided below:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans (1)	$119,375	$179,578	$251,807
Troubled debt restructured loans on accrual	1,208	10,834	10,174
Total impaired loans, excluding covered loans	$120,583	$190,412	$261,981

(1)          Impaired loans exclude $13.4 million, $11.3 million and $8.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at June 30, 2011, December 31, 2010 and June 30, 2010.

Impaired loans may include troubled debt restructured loans that have been returned to accrual status, but will continue to be reported as impaired until they have a demonstrated period of performance under their restructured terms.  Impaired loans at June 30, 2011, December 31, 2010 and June 30, 2010 included $1.2 million, $10.8 million and $10.2 million, respectively, of restructured loans that have been returned to accrual status.

The average balance of impaired loans was $133.1 million and $152.3 million for the three months and six months ended June 30, 2011, respectively. The average balance of impaired loans was $290.5 million and $318.9 million for the same periods of 2010.  With the exception of restructured loans that have been returned to accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The unpaid principal balance of troubled debt restructured loans was $18.3 million, before specific reserves of $1.3 million, at June 30, 2011, $32.5 million, before specific reserves of $1.6 million, at December 31, 2010, and $27.5 million, before specific reserves of $3.9 million, at June 30, 2010. As of June 30, 2011, there were no commitments to lend additional funds on restructured loans.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid.  The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at June 30, 2011, December 31, 2010 and June 30, 2010 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2011
Commercial	$18,270	$622	$351	$23,575	$42,818	$4,378,081	$4,420,899
Commercial real estate mortgages	15,342	—	586	26,676	42,604	1,887,665	1,930,269
Residential mortgages:
Fixed	—	—	1,282	10,036	11,318	1,664,751	1,676,069
Variable	—	1,317	—	4,175	5,492	2,029,204	2,034,696
Total residential mortgages	—	1,317	1,282	14,211	16,810	3,693,955	3,710,765
Real estate construction:
Construction	—	—	—	39,097	39,097	198,183	237,280
Land	—	—	4,995	21,446	26,441	91,293	117,734
Total real estate construction	—	—	4,995	60,543	65,538	289,476	355,014
Equity lines of credit	74	160	—	6,668	6,902	728,997	735,899
Installment:
Commercial	—	—	—	68	68	1,418	1,486
Consumer	95	40	—	297	432	129,006	129,438
Total installment	95	40	—	365	500	130,424	130,924
Lease financing	—	—	—	762	762	378,591	379,353
Total	$33,781	$2,139	$7,214	$132,800	$175,934	$11,487,189	$11,663,123

December 31, 2010
Commercial	$9,832	$4,178	$904	$19,498	$34,412	$4,102,462	$4,136,874
Commercial real estate mortgages	15,112	3,996	—	44,882	63,990	1,894,327	1,958,317
Residential mortgages:
Fixed	—	731	379	13,253	14,363	1,628,683	1,643,046
Variable	—	—	—	5,468	5,468	1,903,798	1,909,266
Total residential mortgages	—	731	379	18,721	19,831	3,532,481	3,552,312
Real estate construction:
Construction	554	—	—	74,446	75,000	251,518	326,518
Land	—	—	—	23,763	23,763	117,504	141,267
Total real estate construction	554	—	—	98,209	98,763	369,022	467,785
Equity lines of credit	74	526	—	6,782	7,382	726,359	733,741
Installment:
Commercial	63	—	—	308	371	30,790	31,161
Consumer	304	—	—	282	586	128,397	128,983
Total installment	367	—	—	590	957	159,187	160,144
Lease financing	7	—	1,216	2,241	3,464	373,991	377,455
Total	$25,946	$9,431	$2,499	$190,923	$228,799	$11,157,829	$11,386,628

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2010
Commercial	$29,781	$2,898	$149	$44,431	$77,259	$3,858,285	$3,935,544
Commercial real estate mortgages	5,442	1,422	—	57,155	64,019	2,013,984	2,078,003
Residential mortgages:
Fixed	—	2,773	640	7,002	10,415	1,663,212	1,673,627
Variable	—	1,256	—	4,504	5,760	1,898,507	1,904,267
Total residential mortgages	—	4,029	640	11,506	16,175	3,561,719	3,577,894
Real estate construction:
Construction	33,610	3,851	—	97,706	135,167	320,643	455,810
Land	1,025	—	—	41,203	42,228	131,864	174,092
Total real estate construction	34,635	3,851	—	138,909	177,395	452,507	629,902
Equity lines of credit	249	—	—	3,909	4,158	737,913	742,071
Installment:
Commercial	—	—	—	112	112	40,493	40,605
Consumer	172	44	—	860	1,076	127,389	128,465
Total installment	172	44	—	972	1,188	167,882	169,070
Lease financing	—	—	—	3,236	3,236	347,324	350,560
Total	$70,279	$12,244	$789	$260,118	$343,430	$11,139,614	$11,483,044

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis.  Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of June 30, 2011, December 31, 2010 and June 30, 2010. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	June 30, 2011
(in thousands)	Nonclassified	Classified	Total
Commercial	$4,308,312	$112,587	$4,420,899
Commercial real estate mortgages	1,716,331	213,938	1,930,269
Residential mortgages:
Fixed	1,651,983	24,086	1,676,069
Variable	2,019,857	14,839	2,034,696
Total residential mortgages	3,671,840	38,925	3,710,765
Real estate construction:
Construction	128,584	108,696	237,280
Land	47,214	70,520	117,734
Total real estate construction	175,798	179,216	355,014
Equity lines of credit	717,536	18,363	735,899
Installment:
Commercial	656	830	1,486
Consumer	127,561	1,877	129,438
Total installment	128,217	2,707	130,924
Lease financing	374,784	4,569	379,353
Total	$11,092,818	$570,305	$11,663,123

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

	December 31, 2010			June 30, 2010
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$4,009,923	$126,951	$4,136,874	$3,731,182	$204,362	$3,935,544
Commercial real estate mortgages	1,727,353	230,964	1,958,317	1,856,382	221,621	2,078,003
Residential mortgages:
Fixed	1,615,970	27,076	1,643,046	1,644,380	29,247	1,673,627
Variable	1,880,570	28,696	1,909,266	1,856,508	47,759	1,904,267
Total residential mortgages	3,496,540	55,772	3,552,312	3,500,888	77,006	3,577,894
Real estate construction:
Construction	129,671	196,847	326,518	213,061	242,749	455,810
Land	53,400	87,867	141,267	71,892	102,200	174,092
Total real estate construction	183,071	284,714	467,785	284,953	344,949	629,902
Equity lines of credit	716,276	17,465	733,741	725,133	16,938	742,071
Installment:
Commercial	21,349	9,812	31,161	38,057	2,548	40,605
Consumer	126,905	2,078	128,983	125,523	2,942	128,465
Total installment	148,254	11,890	160,144	163,580	5,490	169,070
Lease financing	371,684	5,771	377,455	342,609	7,951	350,560
Total	$10,653,101	$733,527	$11,386,628	$10,604,727	$878,317	$11,483,044

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$82,016	$—	$67,389	$—
Provision for losses	1,716	46,516	20,832	46,516
Reduction in allowance due to loan removals	(16,103)	(261)	(20,592)	(261)
Balance, end of period	$67,629	$46,255	$67,629	$46,255

The allowance for loan losses on covered loans was $67.6 million and $46.3 million as of June 30, 2011 and 2010, respectively. The Company recorded provision expense of $1.7 million and $20.8 million on covered loans for the three and six months ended June 30, 2011, respectively, and $46.5 million for the three and six months ended June 30, 2010, respectively.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At June 30, 2011 and 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $1.4 million and $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, covered loans that were 30 to 89 days delinquent totaled $47.3 million and covered loans that were 90 days or more past due on accrual status totaled $368.4 million.  At December 31, 2010, covered loans that were 30 to 89 days delinquent totaled $99.5 million and covered loans that were 90 days or more past due on accrual status totaled $399.0 million.  At June 30, 2010, covered loans that were 30 to 89 days delinquent totaled $56.3 million and covered loans that were 90 days or more past due on accrual status totaled $362.7 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$56,342	$121,822	$178,164	$58,025	$77,526	$135,551
Additions	3,967	33,549	37,516	6,048	33,151	39,199
Sales	(11,083)	(24,836)	(35,919)	(2,185)	(6,891)	(9,076)
Valuation adjustments	(1,592)	(15,628)	(17,220)	(7,437)	(4,945)	(12,382)
Balance, end of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292

The following table provides a summary of OREO activity for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	10,528	61,126	71,654	27,145	58,045	85,190
Sales	(17,147)	(43,153)	(60,300)	(7,588)	(10,793)	(18,381)
Valuation adjustments	(3,064)	(23,932)	(26,996)	(18,414)	(8,969)	(27,383)
Balance, end of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292

At June 30, 2011, OREO was $162.5 million and included $114.9 million of covered OREO. At December 31, 2010, OREO was $178.2 million and included $120.9 million of covered OREO. At June 30, 2010, OREO was $153.3 million and included covered OREO of $98.8 million.  The balance of OREO at June 30, 2011 and December 31, 2010 is net of valuation allowances of $32.8 million and $5.5 million, respectively.  There was no OREO valuation allowance at June 30, 2010.

Note 7. Other Real Estate Owned (Continued)

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

Note 8. Borrowed Funds

The components of short-term borrowings and long-term debt as of June 30, 2011, December 31, 2010 and June 30, 2010 are provided below:

	June 30,	December 31,	June 30,
(in thousands) (1)	2011	2010	2010
Short-term borrowings
Current portion of subordinated debt:
City National Bank - 6.75% Subordinated Notes Due September 2011	$149,091	$152,824	$—
Federal funds purchased	—	—	2,700
Other short-term borrowings	680	620	700
Total short-term borrowings	$149,771	$153,444	$3,400

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$220,086	$223,416	$224,978
City National Corporation - 5.25% Senior Notes Due September 2020	297,155	297,003	—
Subordinated debt:
City National Bank - 6.75% Subordinated Notes Due September 2011	—	—	158,325
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,699	49,680	49,662
City National Bank - 9.00% Subordinated Notes Due August 2019	74,849	74,839	74,830
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,889	54,882	54,875
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities
Due November 2034 (4)	5,151	5,151	5,151
9.625% City National Capital Trust I Securities Due February 2040	—	—	243,153
Securities sold under repurchase agreements	—	—	175,000
Total long-term debt	$701,829	$704,971	$985,974

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

(4)	These floating rate securities pay interest of three-month LIBOR plus 1.965 percent and is reset quarterly. As of June 30, 2011, the interest rate was approximately 2.22 percent.

Note 9. Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, at June 30, 2011, December 31, 2010 and June 30, 2010 are as follows:

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010
Net unrealized gain on securities available-for-sale.	$56,596	$36,386	$54,128
Net unrealized gain on cash flow hedges	349	1,184	3,896
Pension liability adjustment	(652)	(717)	26
Total accumulated other comprehensive income	$56,293	$36,853	$58,050

The components of total comprehensive income for the six-months ended June 30, 2011 and 2010 are as follows:

	For the six months ended June 30,
(in thousands)	2011	2010
Net income (1)	$88,230	$58,086
Other comprehensive income:
Securities available for sale:
Net unrealized gain, net of taxes of $16,138 and $49,861 and reclassification of $1,099 and $1,193 included in net income	22,442	69,338
Non-credit related impairment loss, net of taxes of ($1,605) and ($5,641)	(2,233)	(7,844)
Net unrealized loss on cash flow hedges, net of taxes of $0 and $2,892 and reclassification of $485 and $3,249 included in net income	(834)	(475)
Pension liability adjustment	65	80
Total other comprehensive income	19,440	61,099
Total comprehensive income	$107,670	$119,185

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $1,120 and $1,230 for the six-month periods ended June 30, 2011 and 2010, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets.

The following table summarizes the Company’s share repurchases for the three months ended June 30, 2011.  All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock.  There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the six months ended June 30, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 1, 2011 to April 30, 2011	4,000	$57.30
May 1, 2011 to May 31, 2011	—	—
June 1, 2011 to June 30, 2011	554	52.80
	4,554	56.75

At June 30, 2011, the Corporation had 1.4 million shares of common stock reserved for issuance and 0.9 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic EPS:
Net income attributable to City National Corporation	$47,471	$41,318	$87,163	$57,016
Less: Dividends and accretion on preferred stock	—	—	—	5,702
Net income available to common shareholders	$47,471	$41,318	$87,163	$51,314
Less: Earnings allocated to participating securities	759	535	1,333	635
Earnings allocated to common shareholders	$46,712	$40,783	$85,830	$50,679

Weighted average common shares outstanding	52,462	52,012	52,392	51,852

Basic earnings per common share	$0.89	$0.78	$1.64	$0.98

Diluted EPS:
Earnings allocated to common shareholders (1)	$46,718	$40,787	$85,841	$50,684

Weighted average common shares outstanding	52,462	52,012	52,392	51,852
Dilutive effect of equity awards	515	530	539	484
Weighted average diluted common shares outstanding	52,977	52,542	52,931	52,336

Diluted earnings per common share	$0.88	$0.78	$1.62	$0.97

(1)      Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 2.0 million average outstanding stock options that were antidilutive for the three months ended June 30, 2011 compared to 1.5 million outstanding stock options and a 0.1 million common stock warrant that were antidilutive for the same period in 2010. There were 1.8 million average outstanding stock options that were antidilutive for the six month period ended June 30, 2011 compared to 2.2 million outstanding stock options and a 0.6 million common stock warrant that were antidilutive for the same period in 2010.

Note 11. Share-Based Compensation

On June 30, 2011, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.8 million and $9.5 million for the three and six months ended June 30, 2011, respectively, and $4.2 million and $8.1 million for the three and six months ended June 30, 2010, respectively. The Company received $4.5 million and $17.8 million in cash for the exercise of stock options during the six months ended June 30, 2011 and 2010, respectively. The tax benefit recognized for share-based compensation arrangements in equity was $1.0 million for the six months ended June 30, 2011, compared with $2.2 million for the six months ended June 30, 2010.

Note 11. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of June 30, 2011. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee. The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date. At June 30, 2011, there were approximately 1.4 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average volatility	30.85%	31.38%	30.91%	31.41%
Dividend yield	2.48%	0.69%	1.47%	0.73%
Expected term (in years)	5.81	5.80	6.04	6.08
Risk-free interest rate	2.24%	2.83%	2.97%	2.99%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2011 and 2010 were $18.38 and $16.86, respectively.  The total intrinsic values of options exercised during the six months ended June 30, 2011 and 2010 were $2.5 million and $9.0 million, respectively.

Note 11. Share-Based Compensation (Continued)

A summary of option activity and related information for the six months ended June 30, 2011 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2011	4,650	$51.38
Granted	486	60.76
Exercised	(120)	37.66
Forfeited or expired	(24)	55.80
Outstanding at June 30, 2011	4,992	$52.60	$34,978	5.61
Exercisable at June 30, 2011	3,357	$55.65	$18,494	4.23

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the six months ended June 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)

Unvested at January 1, 2011	1,753	$11.62
Granted	486	18.38
Vested	(592)	11.74
Forfeited	(12)	11.84
Unvested at June 30, 2011	1,635	$13.58

The number of options vested during the six months ended June 30, 2011 and 2010 were 592,266 and 540,653, respectively.  The total fair value of options vested during the six months ended June 30, 2011 and 2010 was $7.0 million and $6.5 million, respectively. As of June 30, 2011, there was $16.5 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the six months ended June 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)

Unvested at January 1, 2011	717	$45.04
Granted	331	60.83
Vested	(151)	49.04
Forfeited	(7)	47.34
Unvested at June 30, 2011	890	$50.21

(1) Includes restricted stock units.

Note 11. Share-Based Compensation (Continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the six months ended June 30, 2011 and 2010 were $60.83 and $50.55, respectively. The number of restricted shares vested during the six months ended June 30, 2011 and 2010 were 151,457 and 110,071, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2011 and 2010 was $7.4 million. The compensation expense related to restricted stock for the six months ended June 30, 2011 and 2010 was $4.9 million and $4.0 million, respectively. As of June 30, 2011, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $30.7 million. That cost is expected to be recognized over a weighted-average period of 3.9 years.

Note 12. Derivative Instruments

The following table summarizes the notional amounts of derivative instruments as of June 30, 2011, December 31, 2010 and June 30, 2010.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Notional Amounts of Derivative Instruments

(in millions)	June 30, 2011	December 31, 2010	June 30, 2010

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$—	$10.0	$10.0
Long-term and subordinated debt	355.2	355.9	358.2
Total fair value contracts	$355.2	$365.9	$368.2

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$50.0
Prime based loans	—	—	50.0
Total cash flow contracts	$—	$—	$100.0

Total derivatives designated as hedging instruments	$355.2	$365.9	$468.2

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,071.4	$1,043.8	$979.2
Interest-rate caps, floors and collars	115.3	84.5	179.3
Options purchased	2.0	2.0	2.0
Options written	2.0	2.0	2.0
Total interest-rate contracts	$1,190.7	$1,132.3	$1,162.5

Foreign exchange contracts:
Spot and forward contracts	$119.7	$78.2	$237.9
Options purchased	—	—	71.9
Options written	—	—	71.9
Total foreign exchange contracts	$119.7	$78.2	$381.7

Total derivatives not designated as hedging instruments	$1,310.4	$1,210.5	$1,544.2

Note 12. Derivative Instruments (Continued)

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2011, December 31, 2010 and June 30, 2010. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	June 30, 2011		December 31, 2010		June 30, 2010
(in millions) (1)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$—	$—	$0.3	$—	$0.5	$—
Long-term and subordinated debt	14.5	—	19.8	—	27.8	—
Total fair value contracts	$14.5	$—	$20.1	$—	$28.3	$—

Interest rate swaps - cash flow:
U.S. Dollar LIBOR based loans	$—	$—	$—	$—	$0.3	$—
Prime based loans	—	—	—	—	0.6	—
Total cash flow contracts	$—	$—	$—	$—	$0.9	$—

Total derivatives designated as hedging instruments	$14.5	$—	$20.1	$—	$29.2	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$28.5	$28.8	$25.7	$25.7	$29.0	$29.6
Interest-rate caps, floors and collars	0.5	0.5	0.5	0.5	0.4	0.4
Options purchased	0.2	0.2	0.2	0.2	0.1	0.1
Total interest-rate contracts	$29.2	$29.5	$26.4	$26.4	$29.5	$30.1

Option contracts	$0.5	$—	$—	$—	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$1.2	$0.9	$1.3	$1.0	$6.0	$5.7
Options purchased	—	—	—	—	0.1	0.1
Options written	—	—	—	—	1.5	1.5
Total foreign exchange contracts	$1.2	$0.9	$1.3	$1.0	$7.6	$7.3

Total derivatives not designated as hedging instruments	$30.9	$30.4	$27.7	$27.4	$37.1	$37.4

(1)

Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of June 30, 2011, the Company had $355.2 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at June 30, 2011. The positive fair value of the fair value hedges of $14.5 million is recorded in other assets.  It includes a mark-to-market asset of $14.5 million and net interest receivable of $1.8 million, less $1.8 million of cash collateral received from a counterparty. The balance of borrowings reported in the consolidated balance sheet includes a $14.5 million mark-to-market adjustment associated with interest-rate hedge transactions. AOCI includes a net deferred gain of $0.3 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

Note 12.  Derivative Instruments (Continued)

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

As of June 30, 2010, the Company had $468.2 million notional amount of interest-rate swap hedge transactions, of which $368.2 million were designated as fair value hedges and $100.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $28.3 million includes a mark-to-market asset of $26.6 million and net interest receivable of $1.7 million. The balance of deposits and borrowings reported in the consolidated balance sheet include a $26.6 million mark-to-market adjustment associated with interest-rate hedge transactions. The net positive fair value of cash flow hedges of variable-rate loans of $0.9 million includes a mark-to-market asset of $0.6 million and interest receivable of $0.3 million. AOCI includes $0.3 million, after tax, related to the net positive fair value of cash flow hedges at June 30, 2010. AOCI also includes a net deferred gain of $3.6 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three and six months ended June 30, 2011 and 2010 is provided below:

(in millions) Derivative Instruments Designated as	Location in Consolidated	For the three months ended June 30,		For the six months ended June 30,
Hedging Instruments	Statements of Income	2011	2010	2011	2010
Interest-rate swaps-fair value	Interest expense	$(4.3)	$(4.3)	$(8.5)	$(8.7)
Interest-rate swaps-cash flow	Interest income	0.2	2.6	0.8	5.6
Total income		$4.5	$6.9	$9.3	$14.3

Fair value and cash flow interest-rate swaps increased net interest income by $4.5 million and $9.3 million for the three and six months ended June 30, 2011, respectively, and increased net interest income by $6.9 million and $14.3 million for the same periods in 2010.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the six months ended June 30, 2011, accordingly, the gains on cash flow hedges reclassified from AOCI to interest income for the three and six months ended June 30, 2011 of $0.2 million and $0.8 million, respectively, represent the amortization of deferred gains on terminated cash flow hedges. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and six months ended June 30, 2010 was $2.6 million and $5.6 million, respectively.  Within the next 12 months, $0.2 million of other comprehensive income, representing the amortization of deferred gains on terminated cash flow swaps, is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The amount of after-tax loss on cash flow hedges recognized in AOCI was $0.5 million for the six months ended June 30, 2010 and includes the loss on the change in fair value of cash flow hedges as well as deferred gains on the early termination of cash flow swaps.

Note 12.  Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three and six months ended June 30, 2011 and 2010:

(in millions) Derivatives Not Designated	Location in Consolidated	For the three months ended June 30,		For the six months ended June 30,
as Hedging Instruments	Statements of Income	2011	2010	2011	2010
Interest-rate contracts	Other noninterest income	$(0.4)	$(0.8)	$(0.3)	$(0.9)
Option contracts	Other noninterest income	(0.1)	—	(0.1)	(0.1)
Foreign exchange contracts	International services income	5.8	5.8	11.3	10.5
Total income		$5.3	$5.0	$10.9	$9.5

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap agreements contain credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required varies by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2011 was $13.8 million. The Company delivered collateral valued at $6.0 million on swap agreements that had credit-risk contingent features and were in a net liability position at June 30, 2011.

The Company’s interest-rate swaps had $6.1 million, $5.3 million and $6.0 million of credit risk exposure at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral in the form of securities valued at $7.9 million, $9.7 million and $14.1 million had been received from swap counterparties at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The Company delivered collateral valued at $13.3 million on swap agreements that did not have credit-risk contingent features at June 30, 2011.

Note 13. Income Taxes

The Company recognized income tax expense of $20.7 million and $38.5 million for the three and six months ended June 30, 2011, respectively.  The Company recognized an income tax benefit of $2.9 million and an income tax expense of $1.6 million for the same periods in 2010. The income tax benefit for the second quarter of 2010 includes a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.3 million for the six-month period ended June 30, 2011 and $0.6 million of benefit on accrued interest and penalties for the same period in 2010. The Company had approximately $3.2 million, $2.9 million and $2.7 million of accrued interest and penalties as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Note 13. Income Taxes (Continued)

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax years 2010 and 2011. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 14. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.5 million and $9.0 million for the three and six months ended June 30, 2011 respectively. Profit sharing and matching contribution expense was $2.3 million and $4.4 million for the same periods in 2010, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers.  The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans.  At June 30, 2011, there was a $6.6 million unfunded pension liability related to the SERP.  Expense for the three and six months ended June 30, 2011 was $0.2 million and $0.5 million, respectively. Expense for the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000.  As of June 30, 2011, there was an unfunded pension liability for this SERP of $2.4 million.  Expense for the three months ended June 30, 2011 and 2010 was insignificant. Expense for the six months ended June 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively.

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

In 2011, the Company received unfavorable judgments through arbitration on two dispute-related legal claims totaling $7.2 million.  Approximately $5.3 million of these judgments are covered by the Company’s insurance policies.  Net charges of $1.2 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the six-months ended June 30, 2011.  Net charges of $0.7 million were recognized in the three months ended September 30, 2010.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $113.5 million, $99.7 million and $102.0 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $32.1 million at June 30, 2011. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of June 30, 2011, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $3.7 million aggregate carrying value of these investments at June 30, 2011. There were no unfunded commitments for these affordable housing investments at June 30, 2011.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $38.3 million, $37.5 million and $37.5 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 17.  Noncontrolling Interest

In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), the Company reports noncontrolling interest in its majority-owned affiliates as either a separate component of equity in Noncontrolling interest in the consolidated balance sheets or as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the “mezzanine” section.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in five investment management and wealth advisory affiliates that it consolidates and a noncontrolling interest in two other firms. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in its firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding its operations and is an active participant in the management of the affiliates through its position on each firm’s board.

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

Note 17.  Noncontrolling Interest (Continued)

As of June 30, 2011, affiliate noncontrolling owners held equity interests with an estimated fair value of $43.7 million.  This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a rollforward of redeemable noncontrolling interest for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,
(in thousands)	2011	2010
Balance, beginning of period	$45,676	$51,381
Net income	1,120	1,230
Distributions to redeemable noncontrolling interest	(1,163)	(1,266)
Additions and redemptions, net	(1,379)	(4,771)
Adjustments to fair value	110	1,048
Other	(627)	—
Balance, end of period	$43,737	$47,622

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

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking and Core Branch Banking operating segments.  The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals.  This segment primarily serves clients in California, New York, Nevada and Tennessee.

The Wealth Management segment includes the Corporation’s investment advisory affiliates and the Bank’s Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of CNI Charter Funds. Both the asset management affiliates and the Bank’s Wealth Management division provide proprietary and nonproprietary products to offer a full spectrum of investment solutions in all asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds. This segment serves clients nationwide.

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

Note 18. Segment Results (Continued)

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

	For the three months ended June 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$187,589	$541	$2,697	$190,827
Provision for losses on covered loans	1,716	—	—	1,716
Noninterest income	59,693	41,065	(8,821)	91,937
Depreciation and amortization	3,654	1,498	3,856	9,008
Noninterest expense	178,353	39,888	(15,417)	202,824
Income before income taxes	63,559	220	5,437	69,216
Provision (benefit) for income taxes	26,695	(144)	(5,901)	20,650
Net income	36,864	364	11,338	48,566
Less: Net income attributable to noncontrolling interest	—	562	533	1,095
Net income (loss) attributable to City National Corporation	$36,864	$(198)	$10,805	$47,471

Selected Average Balances:
Loans and leases, excluding covered loans	$11,453,329	$—	$62,660	$11,515,989
Covered loans	1,770,377	—	—	1,770,377
Total assets	13,733,704	553,839	7,722,206	22,009,749
Deposits	18,348,651	61,393	374,404	18,784,448
Goodwill	324,762	161,635	—	486,397
Customer-relationship intangibles, net	12,511	28,164	—	40,675

Note 18. Segment Results (Continued)

	For the three months ended June 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$172,875	$372	$8,751	$181,998
Provision for credit losses on loans and leases, excluding covered loans	32,000	—	—	32,000
Provision for losses on covered loans	46,516	—	—	46,516
Noninterest income	100,022	40,178	(17,564)	122,636
Depreciation and amortization	3,403	1,528	3,560	8,491
Noninterest expense	156,082	37,016	(14,902)	178,196
Income before income taxes	34,896	2,006	2,529	39,431
Provision (benefit) for income taxes	14,657	659	(18,175)	(2,859)
Net income	20,239	1,347	20,704	42,290
Less: Net income attributable to noncontrolling interest	—	437	535	972
Net income attributable to City National Corporation	$20,239	$910	$20,169	$41,318

Selected Average Balances:
Loans and leases, excluding covered loans	$11,542,673	$—	$39,247	$11,581,920
Covered loans	2,002,893	—	—	2,002,893
Total assets	14,201,015	556,826	6,041,346	20,799,187
Deposits	16,963,504	48,171	588,623	17,600,298
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	11,407	30,922	—	42,329

	For the six months ended June 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$366,521	$1,099	$4,497	$372,117
Provision for losses on covered loans	20,832	—	—	20,832
Noninterest income	123,054	82,941	(20,165)	185,830
Depreciation and amortization	7,287	2,947	7,690	17,924
Noninterest expense	343,608	78,322	(30,625)	391,305
Income before income taxes	117,848	2,771	7,267	127,886
Provision (benefit) for income taxes	49,496	694	(11,654)	38,536
Net income	68,352	2,077	18,921	89,350
Less: Net income attributable to noncontrolling interest	—	1,120	1,067	2,187
Net income attributable to City National Corporation	$68,352	$957	$17,854	$87,163

Selected Average Balances:
Loans and leases, excluding covered loans	$11,326,163	$—	$60,494	$11,386,657
Covered loans	1,790,569	—	—	1,790,569
Total assets	13,634,595	553,547	7,507,430	21,695,572
Deposits	18,051,444	54,020	380,205	18,485,669
Goodwill	324,985	161,638	—	486,623
Customer-relationship intangibles, net	12,461	28,551	—	41,012

Note 18. Segment Results (Continued)

	For the six months ended June 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$341,863	$705	$14,935	$357,503
Provision for credit losses on loans and leases, excluding covered loans	87,000	—	—	87,000
Provision for losses on covered loans	46,516	—	—	46,516
Noninterest income	146,557	80,251	(27,299)	199,509
Depreciation and amortization	6,717	3,485	7,083	17,285
Noninterest expense	301,549	72,442	(28,655)	345,336
Income before income taxes	46,638	5,029	9,208	60,875
Provision (benefit) for income taxes	19,588	1,595	(19,624)	1,559
Net income	27,050	3,434	28,832	59,316
Less: Net income attributable to noncontrolling interest	—	1,230	1,070	2,300
Net income attributable to City National Corporation	$27,050	$2,204	$27,762	$57,016

Selected Average Balances:
Loans and leases, excluding covered loans	$11,724,323	$—	$37,799	$11,762,122
Covered loans	1,918,481	—	—	1,918,481
Total assets	14,343,237	552,468	5,638,982	20,534,687
Deposits	16,604,189	47,771	582,300	17,234,260
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,041	31,544	—	43,585

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

	At or for the three months ended			Percent change June 30, 2011 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts)	2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$47,471	$39,692	$41,318	20%	15%
Net income per common share, basic	0.89	0.75	0.78	19	14
Net income per common share, diluted	0.88	0.74	0.78	19	13
Dividends per common share	0.20	0.20	0.10	—	100

At Quarter End
Assets	$22,526,089	$21,635,932	$21,231,447	4	6
Securities	6,473,884	5,930,677	4,890,430	9	32
Loans and leases, excluding covered loans	11,663,123	11,269,684	11,483,044	3	2
Covered loans (1)	1,724,634	1,766,085	2,080,846	(2)	(17)
Deposits	19,265,120	18,477,939	17,972,913	4	7
Common shareholders’ equity	2,058,921	1,985,538	1,901,771	4	8
Total equity	2,084,010	2,010,627	1,926,960	4	8
Book value per common share	39.24	37.86	36.51	4	7

Average Balances
Assets	$22,009,749	$21,377,904	$20,799,187	3	6
Securities	6,224,348	5,693,322	4,243,756	9	47
Loans and leases, excluding covered loans	11,515,989	11,255,887	11,581,920	2	(1)
Covered loans (1)	1,770,377	1,810,986	2,002,893	(2)	(12)
Deposits	18,784,448	18,183,568	17,600,298	3	7
Common shareholders’ equity	2,028,357	1,972,896	1,856,446	3	9
Total equity	2,053,447	1,998,006	1,881,635	3	9

Selected Ratios
Return on average assets (annualized)	0.87%	0.75%	0.80%	16	9
Return on average equity (annualized)	9.39	8.16	8.93	15	5
Corporation’s tier 1 leverage	7.09	7.09	7.96	—	(11)
Corporation’s tier 1 risk-based capital	10.66	10.91	11.69	(2)	(9)
Corporation’s total risk-based capital	13.34	13.68	14.68	(2)	(9)
Period-end common shareholders’ equity to period-end assets	9.14	9.18	8.96	(0)	2
Period-end equity to period-end assets	9.25	9.29	9.08	(0)	2
Dividend payout ratio, per common share	22.40	26.65	12.71	(16)	76
Net interest margin	3.85	3.84	3.93	0	(2)
Expense to revenue ratio (2)	66.24	65.62	55.27	1	20

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	1.14%	1.40%	2.27%	(19)	(50)
Nonaccrual loans and OREO to total loans and leases and OREO	1.54	1.89	2.73	(19)	(44)
Allowance for loan and lease losses to total loans and leases	2.28	2.34	2.53	(3)	(10)
Allowance for loan and lease losses to nonaccrual loans	200.25	167.32	111.68	20	79
Net recoveries/(charge-offs) to average total loans and leases (annualized)	0.15	0.24	(1.16)	(38)	NM

At Quarter End
Assets under management (4)	$36,407,304	$37,852,450	$34,172,272	(4)	7
Assets under management or administration (4)	58,502,035	60,113,143	54,613,807	(3)	7

NM - Not meaningful

(1)	Covered loans represent acquired loans that are covered under a loss sharing agreement with the Federal Deposit Insurance Corporation (“FDIC”).
(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)	Excludes covered assets, which consists of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.
(4)

Excludes $19.54 billion, $20.43 billion and $14.83 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 91 in connection with “forward-looking” statements included in this report.

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

RECENT DEVELOPMENTS

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank (“NCB”), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC.  Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities.  The Bank acquired most of NCB’s assets, including loans and OREO with a fair value of $56.4 million and $7.5 million, respectively, and assumed deposits with a fair value of $118.4 million. The acquired loans and OREO are subject to a loss-sharing agreement with the FDIC.

HIGHLIGHTS

•       For the quarter ended June 30, 2011, consolidated net income available to City National Corporation was $47.5 million, or $0.88 per diluted share compared to $41.3 million, or $0.78 per diluted share, for the year-earlier quarter. In the first half of 2011, the Company earned net income of $87.2 million, or $1.62 per diluted share, compared to $51.3 million, or $0.97 per diluted share for the year earlier period. The increase in net income is primarily due to lower provision for losses on all loans and leases.  The Company recorded no provision expense on non-covered loans in the first two quarters of 2011, compared to $32.0 million in the second quarter of 2010 and $87.0 million for the six months ended June 30, 2010.  Provision expense for covered loans was $1.7 million and $46.5 million for the second quarter of 2011 and 2010, respectively, and $20.8 million and $46.5 million for the six months ended June 30, 2011 and 2010, respectively.  The increase in net income was partially offset by higher FDIC loss sharing expense and increased noninterest expense.

•       Revenue, which consists of net interest income and noninterest income, was $282.8 million for the second quarter of 2011, up 3 percent from $275.2 million in the first quarter of 2011, but down 7 percent from $304.6 million in the year-earlier quarter.

•       Fully taxable-equivalent net interest income, including dividend income, increased to $195.1 million for the second quarter of 2011, up 5 percent from the same period last year and the first quarter of 2011.

•       The Company’s net interest margin was 3.85 percent for the second quarter of 2011, compared with 3.84 percent for the first quarter of 2011 and 3.93 percent for the second quarter of 2010.

•       Noninterest income was $91.9 million for the second quarter of 2011, a decrease of 2 percent from the first quarter of 2011 and 25 percent from $122.6 million for the year-earlier quarter.  The decrease was due largely to higher FDIC loss-sharing expense.  Noninterest income for the second quarter of 2011 included a pretax gain of $8.2 million, or $0.09 per diluted share after tax, from the acquisition of NCB.

•       Noninterest expense for the second quarter of 2011 was $211.8 million, up 7 percent from the first quarter of 2011 and 13 percent from the year-earlier quarter. The increase from the first quarter of 2011 was due primarily to higher covered OREO expense, a significant portion of which is reimbursable by the FDIC, and increased legal and professional fees.  The increase from the year-earlier quarter was also due to the same factors as well as increased compensation costs.

•       The Company effective tax rate was 29.8 percent for the second quarter of 2011 compared with 30.5 percent for the first quarter of 2011.  The Company recognized a tax benefit of $2.9 million for the second quarter of 2010.  The increase from the year-earlier quarter largely reflects a tax litigation settlement.

•       Total assets were $22.53 billion at June 30, 2011, up 4 percent from $21.64 billion at March 31, 2011, and 6 percent from $21.23 billion at June 30, 2010. Total average assets increased to $22.01 billion for the second quarter of 2011 from $21.38 billion for the first quarter of 2011 and $20.80 billion for the second quarter of 2010.

•       Loans and leases, excluding covered loans, were $11.66 billion at June 30, 2011, an increase of 3 percent from March 31, 2011 and 2 percent from June 30, 2010.  Average loans for the second quarter of 2011, on the same basis, were $11.52 billion, up 2 percent from the first quarter of 2011 and down 1 percent from the same period last year.  Average commercial loan balances grew 6 percent from the first quarter of 2011 and 8 percent from the second quarter of 2010.

•       Credit quality continues to improve.  In the second quarter of 2011, the Company realized $4.2 million in net loan recoveries, or 0.15 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $6.5 million, or 0.24 percent, for the first quarter of 2011, and net charge-offs of $33.5 million, or 1.16 percent, in the year-earlier quarter.  Nonaccrual loans, excluding covered loans, totaled $132.8 million at June 30, 2011, down from $157.4 million at March 31, 2011 and $260.1 million at June 30, 2010.  At June 30, 2011, nonperforming assets, excluding covered assets, were $180.4 million, compared with $213.7 million at March 31, 2011, and $314.6 million at June 30, 2010.

•       The allowance for loan and lease losses on non-covered loans was $265.9 million at June 30, 2011, compared with $263.4 million at March 31, 2011 and $290.5 million at June 30, 2010. The Company’s allowance equals 2.28 percent of total loans and leases, excluding covered loans, at June 30, 2011, compared with 2.34 percent at March 31, 2011 and 2.53 percent at June 30, 2010.

•       Average securities for the second quarter of 2011 totaled $6.22 billion, an increase of 9 percent from $5.69 billion for the first quarter of 2011 and an increase of 47 percent from $4.24 billion for the second quarter of 2010. The year-over-year increase reflects the Company’s strong deposit growth and relatively low loan growth.

•       Period-end deposits at June 30, 2011 were $19.27 billion, up 4 percent from $18.48 billion at March 31, 2011 and 7 percent from $17.97 billion at June 30, 2010.  Average deposit balances for the second quarter of 2011 grew to $18.78 billion, up 3 percent from $18.18 billion for the first quarter of 2011 and up 7 percent from $17.60 billion for the second quarter of 2010.  Average core deposits grew 3 percent from the first quarter of 2011 and 9 percent from the second quarter of 2010, and now amount to approximately 96 percent of total average deposit balances.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 10.5 percent at June 30, 2011 compared with 10.7 percent at March 31, 2011 and 9.7 percent at June 30, 2010. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to expect significantly increased profitability for 2011 as compared with 2010, and now anticipates credit costs for this year to be quite modest.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets.  The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2011 and 2010:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2011			June 30, 2010
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(3)	rate	balance	expense (1)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,693,254	$49,411	4.22%	$4,339,027	$48,716	4.50%
Commercial real estate mortgages	1,903,480	26,909	5.67	2,098,471	29,241	5.59
Residential mortgages	3,663,003	43,805	4.78	3,541,794	47,477	5.36
Real estate construction	395,227	5,030	5.10	690,576	6,733	3.91
Equity lines of credit	729,885	6,540	3.59	743,220	6,631	3.58
Installment	131,140	1,597	4.88	168,832	2,171	5.16
Total loans and leases, excluding covered loans (2)	11,515,989	133,292	4.64	11,581,920	140,969	4.88
Covered loans	1,770,377	38,527	8.70	2,002,893	34,540	6.90
Total loans and leases	13,286,366	171,819	5.19	13,584,813	175,509	5.18
Due from banks - interest-bearing	526,405	407	0.31	701,175	424	0.24
Federal funds sold and securities purchased under resale agreements	142,398	98	0.28	213,220	135	0.25
Securities available-for-sale	6,155,527	41,137	2.67	4,189,723	34,311	3.28
Trading securities	68,821	249	1.45	54,033	24	0.18
Other interest-earning assets	134,840	703	2.09	147,925	663	1.80
Total interest-earning assets	20,314,357	214,413	4.23	18,890,889	211,066	4.48
Allowance for loan and lease losses	(343,581)			(308,468)
Cash and due from banks	184,218			240,871
Other non-earning assets	1,854,755			1,975,895
Total assets	$22,009,749			$20,799,187

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,706,556	$743	0.17	$2,385,831	$1,413	0.24
Money market accounts	6,682,870	7,175	0.43	5,364,960	7,631	0.57
Savings deposits	327,363	263	0.32	300,720	338	0.45
Time deposits - under $100,000	307,938	376	0.49	413,636	859	0.83
Time deposits - $100,000 and over	833,070	1,459	0.70	1,146,787	2,343	0.82
Total interest-bearing deposits	9,857,797	10,016	0.41	9,611,934	12,584	0.53

Federal funds purchased and securities sold under repurchase agreements	10,528	2	0.07	182,936	1,704	3.74
Other borrowings	854,777	9,291	4.36	803,793	11,517	5.75
Total interest-bearing liabilities	10,723,102	19,309	0.72	10,598,663	25,805	0.98
Noninterest-bearing deposits	8,926,651			7,988,364
Other liabilities	306,549			330,525
Total equity	2,053,447			1,881,635
Total liabilities and equity	$22,009,749			$20,799,187

Net interest spread			3.51%			3.50%
Fully taxable-equivalent net interest and dividend income		$195,104			$185,261
Net interest margin			3.85%			3.93%
Less: Dividend income included in other income		703			663
Fully taxable-equivalent net interest income		$194,401			$184,598

(1) Net interest income is presented on a fully taxable-equivalent basis.

(2) Includes average nonaccrual loans of $143,881 and $292,422 for 2011 and 2010, respectively.

(3) Loan income includes loan fees of $6,410 and $5,555 for 2011 and 2010, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2011			June 30, 2010
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(3)	rate	balance	expense (1)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,565,917	$96,410	4.26%	$4,448,517	$97,359	4.41%
Commercial real estate mortgages	1,913,914	53,276	5.61	2,124,539	58,358	5.54
Residential mortgages	3,613,042	86,680	4.80	3,532,018	94,973	5.38
Real estate construction	421,512	10,064	4.81	748,735	14,105	3.80
Equity lines of credit	731,497	13,000	3.58	738,989	13,074	3.57
Installment	140,775	3,382	4.85	169,324	4,324	5.15
Total loans and leases, excluding covered loans (2)	11,386,657	262,812	4.65	11,762,122	282,193	4.84
Covered loans	1,790,569	73,767	8.24	1,918,481	64,046	6.68
Total loans and leases	13,177,226	336,579	5.15	13,680,603	346,239	5.10
Due from banks - interest-bearing	508,478	705	0.28	489,140	770	0.32
Federal funds sold and securities purchased under resale agreements	186,653	252	0.27	129,902	157	0.24
Securities available-for-sale	5,894,681	80,159	2.72	4,082,539	68,001	3.33
Trading securities	65,620	380	1.17	58,129	(28)	(0.09)
Other interest-earning assets	136,895	1,403	2.07	147,337	1,299	1.78
Total interest-earning assets	19,969,553	419,478	4.24	18,587,650	416,438	4.52
Allowance for loan and lease losses	(336,250)			(301,618)
Cash and due from banks	192,583			269,736
Other non-earning assets	1,869,686			1,978,919
Total assets	$21,695,572			$20,534,687

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,738,960	$1,557	0.18	$2,311,040	$2,733	0.24
Money market accounts	6,568,195	14,328	0.44	5,110,475	15,075	0.59
Savings deposits	315,247	520	0.33	343,486	967	0.57
Time deposits - under $100,000	316,631	825	0.53	484,464	1,711	0.71
Time deposits - $100,000 and over	827,796	2,976	0.72	1,192,543	5,262	0.89
Total interest-bearing deposits	9,766,829	20,206	0.42	9,442,008	25,748	0.55

Federal funds purchased and securities sold under repurchase agreements	5,293	2	0.07	241,249	3,639	3.04
Other borrowings	856,653	18,621	4.38	807,779	22,979	5.74
Total interest-bearing liabilities	10,628,775	38,829	0.74	10,491,036	52,366	1.01
Noninterest-bearing deposits	8,718,840			7,792,252
Other liabilities	322,077			309,342
Total equity	2,025,880			1,942,057
Total liabilities and equity	$21,695,572			$20,534,687

Net interest spread			3.50%			3.51%
Fully taxable-equivalent net interest and dividend income		$380,649			$364,072
Net interest margin			3.84%			3.95%
Less: Dividend income included in other income		1,403			1,299
Fully taxable-equivalent net interest income		$379,246			$362,773

(1) Net interest income is presented on a fully taxable-equivalent basis.

(2) Includes average nonaccrual loans of $157,479 and $328,806 for 2011 and 2010, respectively.

(3) Loan income includes loan fees of $10,651 and $10,429 for 2011 and 2010, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities.  The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the second quarter of 2011 and 2010. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2011 vs 2010			2010 vs 2009
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$(4,015)	$325	$(3,690)	$15,187	$15,572	$30,759
Securities available-for-sale	14,009	(7,183)	6,826	8,417	(7,244)	1,173
Due from banks - interest-bearing	(121)	104	(17)	392	(259)	133
Trading securities	9	216	225	(133)	(223)	(356)
Federal funds sold and securities purchased under resale agreements	(51)	14	(37)	125	1	126
Other interest-earning assets	(62)	102	40	426	(407)	19
Total interest-earning assets	9,769	(6,422)	3,347	24,414	7,440	31,854

Interest paid on:
Interest checking deposits	(329)	(341)	(670)	606	(201)	405
Money market deposits	1,646	(2,102)	(456)	2,278	(3,412)	(1,134)
Savings deposits	28	(103)	(75)	119	(190)	(71)
Time deposits	(754)	(613)	(1,367)	107	(2,791)	(2,684)
Total borrowings	(1,509)	(2,419)	(3,928)	94	8,895	8,989
Total interest-bearing liabilities	(918)	(5,578)	(6,496)	3,204	2,301	5,505
	$10,687	$(844)	$9,843	$21,210	$5,139	$26,349

(1) Includes covered loans.

Changes In Net Interest Income

	For the six months ended June 30,			For the six months ended June 30,
	2011 vs 2010			2010 vs 2009
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$(12,986)	$3,326	$(9,660)	$32,254	$23,924	$56,178
Securities available-for-sale	26,092	(13,934)	12,158	23,634	(15,557)	8,077
Due from banks - interest-bearing	30	(95)	(65)	567	(243)	324
Trading securities	(3)	411	408	(141)	(322)	(463)
Federal funds sold and securities purchased under resale agreements	74	21	95	141	1	142
Other interest-earning assets	(97)	201	104	839	(827)	12
Total interest-earning assets	13,110	(10,070)	3,040	57,294	6,976	64,270

Interest paid on:
Interest checking deposits	(583)	(593)	(1,176)	1,299	(441)	858
Money market deposits	3,639	(4,386)	(747)	4,348	(7,750)	(3,402)
Savings deposits	(73)	(374)	(447)	438	(145)	293
Time deposits	(1,936)	(1,236)	(3,172)	542	(8,172)	(7,630)
Other borrowings	(4,362)	(3,633)	(7,995)	(507)	17,860	17,353
Total interest-bearing liabilities	(3,315)	(10,222)	(13,537)	6,120	1,352	7,472
	$16,425	$152	$16,577	$51,174	$5,624	$56,798

(1) Includes covered loans.

Net interest income was $190.8 million for the second quarter of 2011, an increase from $181.3 million for the first quarter of 2011 and $182.0 million for the second quarter of 2010. Interest income on total loans was $170.0 million for the second quarter of 2011, up 4 percent from the first quarter of 2011 and down 3 percent from the second quarter of 2010.  The decrease from the year-earlier quarter reflects lower average loans and leases, excluding covered loans, and lower interest rates.  The increase in interest income from the first quarter of 2011 was attributable to an increase in average loans and leases, excluding covered loans, due to both organic loan growth and the purchase of a $170.4 million portfolio of asset-based lending facilities during the second quarter of 2011, in addition to higher interest income on covered loans.  Interest income from covered loans reflects the FDIC-assisted acquisition of NCB’s loans in April 2011 and also includes $11.1 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the period, compared to $7.4 million in the first quarter of 2011 and $4.3 million in the year-earlier quarter.

Total interest expense was $19.3 million for the second quarter of 2011 and $19.5 million and $25.8 million for the first quarter of 2011 and second quarter of 2010, respectively.  Interest expense on deposits was $10.0 million for the second quarter of 2011, down 2 percent from the first quarter of 2011 and 20 percent from the year-earlier quarter due mostly to lower interest rates. Interest expense on borrowings decreased to $9.3 million for the second quarter of 2011 from $13.2 million for the same period in 2010, and was virtually unchanged from the first quarter of 2011. The lower interest expense reflects a decrease in average borrowings due to the extinguishment of structured repurchase agreements in the third quarter of 2010 and the redemption of trust preferred securities in the fourth quarter of 2010.

The net settlement of interest-rate swaps increased interest income by $4.5 million for the second quarter of 2011, compared to $6.9 million for the year-earlier quarter and $4.8 million for the first quarter of 2011.

The fully taxable net interest margin declined to 3.85 percent for the second quarter of 2011 from 3.93 percent for the second quarter of 2010, but slightly increased from 3.84 percent for the first quarter of 2011.  Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $194.4 million for the second quarter of 2011 compared to $184.8 million for the first quarter of 2011 and $184.6 million for the second quarter of 2010.  Fully taxable-equivalent net interest income and dividend income was $195.1 million for the second quarter of 2011 compared with $185.5 million for the first quarter of 2011 and $185.3 million for the same period in 2010. The average yield on earning assets for the second quarter of 2011 decreased to 4.23 percent, or by 1 basis point, compared with 4.24 percent for the first quarter of 2011 and 25 basis points from 4.48 percent for the year-earlier quarter. The average cost of interest-bearing liabilities decreased to 0.72 percent, or by 3 basis points, from 0.75 percent for the first quarter of 2011 and by 26 basis points from 0.98 percent for the same period in 2010.  The $9.8 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through securities growth and lower interest-bearing liabilities (volume variance) and was partially offset by a decrease in net interest income largely due to lower yields on securities available-for-sale and lower rates paid on interest bearing deposits (rate variance).

Average loans and leases, excluding covered loans, totaled $11.52 billion for the second quarter of 2011, an increase of 2 percent from $11.26 billion for the first quarter of 2011 and a decrease of 1 percent from $11.58 billion for the second quarter of 2010.  Average commercial loans were up 6 percent from the first quarter of 2011 and 8 percent from the same period last year.  Average commercial real estate mortgages decreased by 1 percent from the first quarter of 2011 and 9 percent from the prior year quarter.  Average residential mortgage loans, nearly all of which are made to the Company’s private banking clients, increased 3 percent from the first quarter of 2011 and the same quarter in 2010. Average construction loans decreased 12 percent and 43 percent from the first quarter of 2011 and prior year quarter, respectively.  Average covered loans were $1.77 billion for the second quarter of 2011, a decrease of 2 percent and 12 percent from $1.81 billion in the first quarter of 2011 and $2.00 billion for the year ago quarter.

Average total securities, which include trading securities, were $6.22 billion for the second quarter of 2011, an increase of 9 percent from the first quarter of 2011 and 47 percent from the second quarter of 2010. The year-over-year increase reflects the Company’s strong deposit growth and relatively low loan growth.

Average deposits were $18.78 billion for the second quarter of 2011, a 3 percent increase from $18.18 billion for the first quarter of 2011 and 7 percent from $17.60 billion for the second quarter of 2010. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $17.95 billion and represented 96 percent of the total average deposit balance, compared to 95 percent in the first quarter of 2011 and 93 percent in the year-earlier quarter. Average interest-bearing deposits increased 2 percent from the first quarter of 2011 and 3 percent from the same period in 2010.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses.  The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures.  See “Critical Accounting Policies - Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2010.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the quarter ended June 30, 2011, compared to $32.0 million in the quarter ended June 30, 2010.  The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors.  Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition.  See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Credit trends showed significant improvement from prior periods. Nonaccrual loans, excluding covered loans, decreased to $132.8 million at June 30, 2011, down from $157.4 million at March 31, 2011 and $260.1 million at June 30, 2010.  The decrease in nonaccrual loans relates primarily to the real estate construction and commercial real estate mortgage loan portfolios.  Net loan recoveries on non-covered loans were $4.2 million, or 0.15 percent of total loans and leases, excluding covered loans, on an annualized basis for the quarter ended June 30, 2011, compared to net recoveries of $6.5 million, or 0.24 percent, for the quarter ended March 31, 2011.  The Company recognized net loan charge-offs on non-covered loans of $33.5 million, or 1.16 percent, for the second quarter of 2010.  The change from net charge-offs to net recoveries from the year-earlier quarter occurred primarily in the Company’s real estate construction and commercial loan portfolios.

Covered loans represent loans acquired from the FDIC that are subject to a loss-sharing agreement, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a provision for losses on covered loans of $1.7 million during the second quarter of 2011, compared to $19.1 million in the first quarter of 2011 and $46.5 million in the second quarter of 2010.  The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The Company will continue updating cash flow projections on the covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 74 for further discussion of credit quality.

Noninterest Income

Noninterest income was $91.9 million in the second quarter of 2011, a decrease of 2 percent from the first quarter of 2011 and 25 percent from the second quarter of 2010. The decrease from the second quarter of 2010 was a result of higher FDIC loss sharing expense and lower acquisition gains.  Noninterest income accounted for 33 percent of the Company’s revenue in the second quarter of 2011, a decrease from 34 percent for the first quarter of 2011 and 40 percent for the year-earlier quarter.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Trust and investment fees were $36.7 million for the second quarter of 2011, an increase of 3 percent from the first quarter of 2011 and 8 percent from the second quarter of 2010.  Money market mutual fund and brokerage fees were $4.9 million for the quarter, down 14 percent from $5.7 million for the first quarter of 2011 and 11 percent from $5.5 million for the year-earlier quarter. The decline in money market mutual fund and brokerage fees was due primarily to the impact of low short-term interest rates.

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

	June 30,		%	March 31,	%
(in millions)	2011	2010	Change	2011	Change

Assets Under Management	$36,407	$34,172	7%	37,852	(4)%

Assets Under Administration
Brokerage	5,519	5,179	7	6,114	(10)
Custody and other fiduciary	16,576	15,263	9	16,147	3
Subtotal	22,095	20,442	8	22,261	(1)
Total assets under management or administration (1)	$58,502	$54,614	7	$60,113	(3)

(1)         Excludes $19.54 billion, $20.43 billion and $14.83 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2011, March 31, 2011 and June 30, 2010, respectively.

AUM increased 7 percent from the year-earlier quarter and decreased 4 percent from the first quarter of 2011. Assets under management or administration increased 7 percent from the year-earlier quarter and decreased 3 percent from the first quarter of 2011. The increases from the year-earlier quarter were due in part to higher equity market values.  The decline from the first quarter of 2011 was attributable to the deconsolidation of a wealth management affiliate during the second quarter of 2011.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	June 30, 2011	March 31, 2011	June 30, 2010
Equities	40%	42%	38%
U.S. fixed income	25	24	27
Cash and cash equivalents	21	20	21
Other (1)	14	14	14
	100%	100%	100%

(1)   Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2011 were $10.9 million, down 7 percent from the first quarter of 2011 and 9 percent from the second quarter of 2010.  The decline was due to higher deposit balances used to offset service charge fees.

International services income for the second quarter of 2011 was $9.0 million, up 8 percent from the first quarter of 2011 and second quarter of 2010, due primarily to higher foreign exchange income.  International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.

Net FDIC loss sharing expense was $10.7 million for the second quarter of 2011, compared to net FDIC loss sharing income of $8.6 million for the first quarter of 2011 and $28.3 million for the year-earlier quarter.  See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

The Company recognized $1.7 million of net gains on the sale of securities in the second quarter of 2011, compared with net gains of $0.1 million for the first quarter of 2011 and $0.4 million for the second quarter of 2010.

Impairment losses on securities available-for-sale recognized in earnings were $0.3 million for the second quarter of 2011, compared with $0.2 million for the first quarter of 2011 and $0.5 million for the second quarter of 2010.  See “Balance Sheet Analysis — Securities” for a discussion of impairment on securities available-for-sale.

Net gain on disposal of assets was $8.4 million in the second quarter of 2011, compared with a $2.4 million net gain in the first quarter of 2011 and a $2.8 million net loss in the year-earlier quarter.  The net gain in the first and second quarter of 2011 is primarily due to gains recognized on the sale of covered and non-covered OREO.  The net loss in the second quarter of 2010 relates mostly to a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable.

The Company recognized an $8.2 million pretax gain on the FDIC-assisted acquisition of NCB in the second quarter of 2011, compared to a gain of $25.2 million related to the FDIC-assisted acquisitions of First Pacific Bank and Sun West Bank in the year-earlier quarter.

Other income for the second quarter of 2011 was $23.2 million, an increase of 7 percent from $21.6 million during the first quarter of 2011 and 90 percent from $12.2 million during the second quarter of 2010. The increase in other income from the second quarter of 2010 was attributable to $12.8 million of net gains recorded on the transfer of covered loans to OREO for the second quarter of 2011 compared to $3.7 million of net gains in the year-earlier quarter, as well as income from Datafaction, Inc., a software company that was acquired by the Company in November 2010.  The increase in other income from the first quarter of 2011 was primarily due to increased net gains on the transfer of covered loans to OREO.

Noninterest Expense

Noninterest expense was $211.8 million for the second quarter of 2011, an increase of 7 percent from $197.4 million for the first quarter of 2011 and 13 percent from $186.7 million for the second quarter of 2010.

Salaries and employee benefits expense was $112.1 million for the second quarter of 2011, an increase of 1 percent from $111.0 million for the first quarter of 2011 and 13 percent from $99.1 million for the year-earlier quarter. The increase in expense from the year-earlier quarter was primarily due to an increase in personnel as well as an increase in bonus and incentive compensation expense.  Full-time equivalent staff increased to 3,328 at June 30, 2011, from 3,258 at March 31, 2011 and 3,144 at June 30, 2010.

Salaries and employee benefits expense for the second quarter of 2011 includes $4.8 million related to share-based compensation plans compared with $4.7 million for the first quarter of 2011 and $4.2 million for the year-earlier quarter.  At June 30, 2011, there was $16.5 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.  At June 30, 2011, there was $30.7 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans.  That cost is expected to be recognized over a weighted average period of 3.9 years.

The remaining noninterest expense categories totaled $99.7 million for the second quarter of 2011, up from $86.4 million for the first quarter of 2011 and $87.6 million for the second quarter of 2010.  The increase of $12.1 million, or 14 percent, for the second quarter of 2011 compared with the year-earlier quarter was due primarily to higher OREO expense, legal and professional fees, FDIC assessments and marketing and advertising expense. The increase of 15 percent from the first quarter of 2011 was attributable to higher OREO expense and legal and professional fees, partially offset by lower FDIC assessments.  OREO expense was $22.2 million for the second quarter of 2011 and was comprised mostly of expense related to covered OREO.  Refer to the following table for further detail on OREO expense.  Of the qualified covered asset-related expenses, 80 percent is reimbursed by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Non-covered OREO expense
Valuation write-downs	$1,592	$7,113	$2,499	$16,869
Holding costs and foreclosure expense	378	609	1,163	1,355
Total non-covered OREO expense	$1,970	$7,722	$3,662	$18,224
Covered OREO expense
Valuation write-downs	$15,628	$4,992	$23,932	$9,016
Holding costs and foreclosure expense	4,564	4,178	9,057	6,849
Total covered OREO expense	$20,192	$9,170	$32,989	$15,865

Total OREO expense	$22,162	$16,892	$36,651	$34,089

Legal and professional fees were $14.8 million for the second quarter of 2011, up 47 percent from $10.1 million in the first quarter of 2011 and 8 percent from $13.8 million in the year-earlier quarter.  Legal and professional fees associated with covered loans and OREO were approximately $2.8 million for the second quarter of 2011, $1.8 million for the first quarter of 2011 and $1.4 million for the second quarter of 2010.  Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $1.1 million for the second quarter of 2011, compared to $1.1 million for the first quarter of 2011 and $1.0 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010

Noninterest income related to covered assets

FDIC loss sharing income (expense), net
Gain on indemnification asset	$1,687	$22,107	$16,735	$22,107
Indemnification asset accretion	(4,126)	3,208	(7,750)	6,921
Net FDIC reimbursement for OREO and loan expenses	17,852	9,411	28,971	15,304
Removal of indemnification asset on loans	(15,161)	(5,204)	(26,346)	(5,204)
Removal of indemnification asset on OREO and net reimbursement to FDIC for OREO sales	(7,219)	(1,183)	(8,501)	(1,703)
Loan recoveries shared with FDIC	(3,197)	—	(5,168)	—
Increase in FDIC clawback liability	(503)	—	(779)	—
Other	(17)	—	759	—
Total FDIC loss sharing income (expense), net	(10,684)	28,339	(2,079)	37,425

Gain on disposal of assets
Net gain on sale of OREO	9,092	1,617	10,720	2,266

Gain on acquisition
Gain on acquisition	8,164	25,228	8,164	25,228

Other income
Net gain on transfers of covered loans to OREO	12,817	3,744	23,147	3,744
Amortization of fair value on acquired unfunded loan commitments	766	1,862	1,459	1,862
Recoveries on loans not covered by FDIC	534	—	1,172	—
OREO income	637	617	1,297	771
Other	(1,060)	(884)	(1,453)	(1,451)
Total other income	13,694	5,339	25,622	4,926

Total noninterest income related to covered assets	$20,266	$60,523	$42,427	$69,845

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$15,628	$4,992	$23,932	$9,016
Holding costs and foreclosure expense	4,564	4,178	9,057	6,849
Total other real estate owned	20,192	9,170	32,989	15,865

Legal and professional fees	2,832	1,423	4,651	1,669

Other operating expense
Other covered asset expenses	94	237	402	428
Total noninterest expense related to covered assets (2)	$23,118	$10,830	$38,042	$17,962

(1)          OREO, legal and professional fees and other expenses related to covered assets must meet certain FDIC criteria in order for the expense amounts to be reimbursed.  Certain amounts reflected in these categories may not be reimbursed by the FDIC.

(2)          Excludes personnel and other corporate overhead expenses that the Company incurs to service covered assets and costs associated with the branches acquired in FDIC-assisted acquisitions.

Noninterest Income

Income and expense from FDIC loss-sharing agreements is reflected in FDIC loss sharing income (expense), net. This balance includes discount accretion and gain on the write-up of the FDIC indemnification asset and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments.  Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO.  Net FDIC loss sharing income (expense) also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions.

Net FDIC loss sharing expense was $10.7 million for the second quarter of 2011, compared to net FDIC loss sharing income of $8.6 million in the first quarter of 2011 and $28.3 million in the year-earlier quarter.  The current quarter expense was attributable to lower gains on the indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans, as well as higher expense from the reduction of the FDIC indemnification asset due to loan removals. Net FDIC loss sharing expense for the three months ended June 30, 2011 also included a higher reimbursement to the FDIC as a result of increased net gains on the sale of covered OREO and an increase in loan recoveries that are shared with the FDIC.

The Company recognized net gain on sales of covered OREO of $9.1 million in the second quarter of 2011 compared to $1.6 million in the first quarter of 2011 and second quarter of 2010.  Other income related to covered assets was $13.7 million in the current quarter and included net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, recoveries on loans that were disposed of prior to the FDIC-acquisition date, and OREO income.  The balance increased from $5.3 million recognized in the year-earlier quarter, primarily because of higher gains on transfers of covered loans to OREO.

Noninterest expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed.  Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $20.2 million for the second quarter of 2011, up from $12.8 for the first quarter of 2011 and $9.2 million in the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other.  For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $36.9 million for the second quarter of 2011 from $20.2 million for the second quarter of 2010. Net income for the six months ended June 30, 2011 was $68.4 million compared to $27.1 million for the year-earlier period. The increase in net income compared with the prior year was due to growth in net interest income and a significantly lower provision for losses on total loans, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased to $187.6 million for the second quarter of 2011 from $172.9 million for the year-earlier quarter.  Net interest income for the six months ended June 30, 2011 was $366.5 million compared to $341.9 million for the same period in 2010. The increase in net interest income was primarily due to an increase in interest income from the accelerated yield recognition on covered loans that were paid off or charged off during the period, as well as lower interest rates on interest-bearing liabilities. Average loans, excluding covered loans, decreased slightly to $11.45 billion, or by 1 percent, for the second quarter of 2011 compared with the year earlier quarter. Average loans, excluding covered loans, for the six months ended June 30, 2011 decreased 3 percent to $11.33 billion. Average covered loans were $1.77 billion for the second quarter of 2011 compared to $2.00 billion for the second quarter of 2010, and $1.79 billion for the first half of 2011 compared to $1.92 billion for the same period in 2010.  Average deposits increased by 8 percent to $18.35 billion for the second quarter of 2011 from $16.96 billion for the year-earlier quarter.  Average deposits increased by 9 percent to $18.05 billion for the six months ended June 30, 2011. The growth in average deposits compared with the prior year period was driven by the FDIC-assisted acquisitions, new clients and growth in liquidity of existing clients.

There was no provision for credit losses on loans and leases, excluding covered loans, for the three months and six months ended June 30, 2011, compared to $32.0 million and $87.0 million of provision for the same periods in 2010. Provision for losses on covered loans was $1.7 million and $20.8 million for the three months and six months ended June 30, 2011, compared to $46.5 million for both respective periods in 2010.  Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the second quarter of 2011 decreased by 40 percent to $59.7 million from $100.0 million for the prior year quarter.  Noninterest income for the six months ended June 30, 2011 was $123.1 million, compared to $146.6 million for the year-earlier period.  The decrease is primarily due to higher FDIC loss sharing expense and lower acquisition gains. Noninterest expense, including depreciation and amortization, increased to $182.0 million, or by 14 percent, for the second quarter of 2011 from $159.5 million for the year earlier quarter.  Noninterest expense, including depreciation and amortization, was $350.9 million for the first half of 2011, an increase of 14 percent from $308.3 million for the same period in 2010. Noninterest expense increased primarily as a result of higher compensation costs and higher OREO expense, a large portion of which is reimbursable by the FDIC. FDIC reimbursement for OREO expense is recognized in noninterest income.

Wealth Management

The Wealth Management segment had net losses attributable to City National Corporation (“CNC”) of $0.2 million for the second quarter of 2011, a decrease from net income attributable to CNC of $0.9 million for the year-earlier quarter. Net income attributable to CNC for the six months ended June 30 2011 was $1.0 million compared to $2.2 million for the year-earlier period. Increases in fee income for the current periods were offset by increases in noninterest expense. Refer to “Results of Operations—Noninterest Income—Wealth Management” for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, increased by 7 percent to $41.4 million for the second quarter of 2011 from $38.5 million for the year earlier quarter. Noninterest expense, including depreciation and amortization, increased 7 percent to $81.3 million in the first half of 2011 from $75.9 million in the year-earlier period. The increase in noninterest expense from the year-earlier quarter reflects a charge related to a wealth management affiliate in the second quarter of 2011 and higher incentive compensation expense.  The increase in noninterest expense in the first half of 2011 is attributable to the above factors, as well as expense from the resolution of two dispute-related claims in the first quarter of 2011.

Other

Net income attributable to CNC for the Other segment decreased to $10.8 million for the second quarter of 2011, from $20.2 million for the second quarter of 2010. Net income attributable to CNC for the Other segment decreased to $17.9 million for the six months ended June 30, 2011, from $27.8 million for the same period in 2010.  Net interest income was $2.7 million and $4.5 million for the three and six months ended June 30, 2011, respectively, a decrease from $8.8 million and $14.9 million for the three and six months ended June 30, 2010, respectively. When loan balances decrease or deposit balances increase in the Commercial and Private Banking and Wealth Management segments, net interest income in the Other segment declines. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing.  The Funding Center charges the business line units for loans and pays them for generating deposits.  The decrease in total average loans coupled with the increase in total average deposits for the second quarter and first half of 2011 compared with the same periods in 2010 contributed to the decrease in net interest income in the Other segment. Noninterest income (loss) was ($8.8) million for the current quarter compared with ($17.6) million for the year-earlier quarter.  Noninterest income (loss) was ($20.2) million for the six months ended June 30, 2011 compared with ($27.3) million for the year-earlier period.  The change in noninterest income (loss) was a result of higher life insurance death benefits received in 2011 and a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable in the second quarter of 2010.

Income Taxes

The Company recognized income tax expense of $20.7 million during the second quarter of 2011, compared with tax expense of $17.9 million in the first quarter of 2011 and tax benefit of $2.9 million in the year-earlier quarter.  The increase in income tax expense in the second quarter of 2011 was attributable to higher pretax income. The tax benefit in the second quarter of 2010 is primarily attributable to a $19 million tax litigation settlement with the California Franchise Tax Board, offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts.  The effective tax rate was 29.8 percent of pretax income for the second quarter of 2011, compared with 30.5 percent for the first quarter of 2011.  The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance, and other adjustments. The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions.  The Company is currently being audited by the Internal Revenue Service for 2010 and 2011. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.3 million for the six-month period ended June 30, 2011 and $0.6 million of benefit on accrued interest and penalties for the same period in 2010. The Company had approximately $3.2 million, $2.9 million and $2.7 million of accrued interest and penalties as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of June 30, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $22.53 billion at June 30, 2011, an increase of 6 percent from $21.23 billion at June 30, 2010 and 5 percent from $21.35 billion at December 31, 2010.  Average assets for the second quarter of 2011 increased to $22.01 billion from $20.80 billion for the second quarter of 2010.  The increase in period-end and average assets from the year-earlier quarter reflects the Company’s strong growth in deposits which were invested in securities available-for-sale.

Total average interest-earning assets for the second quarter of 2011 were $20.31 billion, up from $18.89 billion for the second quarter of 2010.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	June 30, 2011		December 31, 2010		June 30, 2010
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$13,036	$13,076	$14,070	$14,113	$19,096	$19,145
Federal agency - Debt	1,841,579	1,847,232	1,142,520	1,142,328	1,084,703	1,090,846
Federal agency - MBS	518,421	534,726	540,768	551,346	447,363	466,713
CMOs - Federal agency	3,383,652	3,453,901	3,442,238	3,497,147	2,455,952	2,528,237
CMOs - Non-agency	98,596	91,083	126,819	118,295	234,330	217,078
State and municipal	344,561	357,804	334,596	343,380	347,469	360,422
Other debt securities	48,826	44,121	50,564	43,630	71,048	67,147
Total debt securities	6,248,671	6,341,943	5,651,575	5,710,239	4,659,961	4,749,588
Equity securities and mutual funds	2,088	6,112	6,545	10,436	8,128	11,555
Total securities	$6,250,759	$6,348,055	$5,658,120	$5,720,675	$4,668,089	$4,761,143

The fair value of securities available-for-sale totaled $6.35 billion, $5.72 billion and $4.76 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The increase in securities compared with prior periods was primarily a result of strong deposit growth and relatively low loan growth.   The average duration of total securities available-for-sale at June 30, 2011 was 2.3 years, down from 2.8 years at December 31, 2010 and 2.3 years at June 30, 2010.

At June 30, 2011, the available-for-sale securities portfolio had a net unrealized gain of $97.3 million, comprised of $118.4 million of unrealized gains and $21.1 million of unrealized losses. At December 31, 2010, the available-for-sale securities portfolio had a net unrealized gain of $62.6 million, comprised of $100.4 million of unrealized gains and $37.8 million of unrealized losses. At June 30, 2010, the available-for-sale securities portfolio had a net unrealized gain of $93.1 million, comprised of $121.3 million of unrealized gains and $28.2 million of unrealized losses.

Of the total securities available-for-sale portfolio of $6.35 billion at June 30, 2011, approximately 92 percent of the portfolio is invested in securities issued by the U.S. Treasury or U.S. government agencies.  One percent of the portfolio is invested in non-agency collateralized mortgage obligation securities (“CMOs”) and 6 percent is invested in state and municipal securities.

The municipal bond market has stabilized in 2011 and the credit rating for the State of California was upgraded by Standard and Poor’s.  As a result, municipal bond market volatility has subsided substantially.  At June 30, 2011, the Company had $357.8 million of state and municipal securities, all of which are investment grade, and 96 percent are rated A2/A or higher by Moody’s Investor Service or Standard and Poor’s.  The Company’s holdings in state and municipal securities are well diversified by issuer and geographic area, which lessens the Company’s exposure to any single adverse event.  There were no other-than-temporary impairment losses recognized in this portfolio in 2011 or 2010. The Company monitors the municipal bond market and its state and municipal securities portfolio on a continuous basis.

The following table provides the gross realized gains and losses on the sales of securities for the three and six months ended June 30, 2011 and 2010:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$2,621	$491	$2,781	$4,993
Gross realized losses	(932)	(136)	(962)	(2,504)
Net realized gains	$1,689	$355	$1,819	$2,489

Interest income on securities available-for-sale for the three months ended June 30, 2011 and 2010 is comprised of: (i) taxable interest income of $36.3 million and $29.6 million, respectively, (ii) nontaxable interest income of $2.9 million and $3.1 million, respectively, and (iii) dividend income of $0.2 million and $0.2 million, respectively.  Interest income on securities available-for-sale for the six months ended June 30, 2011 and 2010 is comprised of: (i) taxable interest income of $70.6 million and $58.4 million, respectively, (ii) nontaxable interest income of $5.8 million and $6.2 million, respectively, and (iii) dividend income of $0.3 million and $0.5 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because mortgage debt issuers may have the right to repay obligations prior to contractual maturity.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$10,072	$3,004	$—	$—	$13,076
Federal agency - Debt	1,258,008	525,285	63,939	—	1,847,232
Federal agency - MBS	45	198,026	288,692	47,963	534,726
CMOs - Federal agency	319,152	2,416,854	665,121	52,774	3,453,901
CMOs - Non-agency	11,569	41,943	37,571	—	91,083
State and municipal	42,026	168,958	92,198	54,622	357,804
Other	5,049	15,714	23,358	—	44,121
Total debt securities	$1,645,921	$3,369,784	$1,170,879	$155,359	$6,341,943
Amortized cost	$1,640,997	$3,291,398	$1,161,517	$154,759	$6,248,671

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at June 30, 2011.  See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million and $0.5 million for the three and six months ended June 30, 2011, respectively. The Company recorded impairment losses in earnings on securities available-for-sale of $0.5 million and $1.5 million for the three and six months ended June 30, 2010, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands)	For the three months ended		For the six months ended
Impairment Losses on	June 30,		June 30,
Other-Than-Temporarily Impaired Securities	2011	2010	2011	2010
Non-agency CMOs	$294	$212	$458	$1,215
Perpetual preferred stock	—	294	—	294
Total	$294	$506	$458	$1,509

Non-Agency CMOs

The Company identified certain non-agency CMOs that were considered to be other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain non-agency CMOs totaling $0.3 million in the second quarter of 2011 and $0.5 million for the six months ended June 30, 2011. The remaining other-than-temporary impairment for these securities at June 30, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2011, December 31, 2010 and June 30, 2010.  The table includes investments for which an other-than-temporary impairment has not been recognized in earnings, along with investments that had a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2011
Federal agency - Debt	$334,928	$881	$—	$—	$334,928	$881
Federal agency - MBS	94,035	1,656	—	—	94,035	1,656
CMOs - Federal agency	384,986	2,791	—	—	384,986	2,791
CMOs - Non-agency	10,142	224	43,089	7,880	53,231	8,104
State and municipal	11,688	204	725	49	12,413	253
Other debt securities	—	—	15,756	7,451	15,756	7,451
Total securities	$835,779	$5,756	$59,570	$15,380	$895,349	$21,136

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

June 30, 2010
U.S. Treasury	$4,029	$1	$—	$—	$4,029	$1
Federal agency - Debt	50,516	289	—	—	50,516	289
CMOs - Federal agency	293,008	2,116	—	—	293,008	2,116
CMOs - Non-agency	24,327	455	124,892	18,550	149,219	19,005
State and municipal	2,810	57	4,645	110	7,455	167
Other debt securities	4,585	31	16,933	6,593	21,518	6,624
Total securities	$379,275	$2,949	$146,470	$25,253	$525,745	$28,202

At June 30, 2011, total securities available-for-sale had a fair value of $6.35 billion, which included $895.3 million of securities available-for-sale in an unrealized loss position as of June 30, 2011. This balance consists of $884.5 million of temporarily impaired securities and $10.8 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2011, the Company had 62 debt securities in an unrealized loss position.  The debt securities in an unrealized loss position include 13 Federal agency debt securities, 7 Federal agency MBS, 19 Federal agency CMOs, 10 non-agency CMOs, 12 state and municipal securities and 1 other debt security. The Company does not consider the debt securities in the above table to be other than temporarily impaired at June 30, 2011.

The unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market.  The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults.  Other than the $0.5 million credit loss recognized in 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at June 30, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.3 million net unrealized loss at June 30, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

At June 30, 2010, total securities available-for-sale had a fair value of $4.76 billion, which included $525.7 million of securities available-for-sale in an unrealized loss position as of June 30, 2010.  This balance consisted of $473.4 million of temporarily impaired securities and $52.3 million of securities that had non-credit related impairment recognized in AOCI.  At June 30, 2010, the Company had 50 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury note, 1 Federal agency debt security, 16 Federal agency CMOs, 21 non-agency CMOs, 9 state and municipal securities and 2 other debt securities.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010
Commercial	$4,420,899	$4,136,874	$3,935,544
Commercial real estate mortgages	1,930,269	1,958,317	2,078,003
Residential mortgages	3,710,765	3,552,312	3,577,894
Real estate construction	355,014	467,785	629,902
Equity lines of credit	735,899	733,741	742,071
Installment	130,924	160,144	169,070
Lease financing	379,353	377,455	350,560
Loans and leases, excluding covered loans	11,663,123	11,386,628	11,483,044
Less: Allowance for loan and lease losses	(265,933)	(257,007)	(290,492)
Loans and leases, excluding covered loans, net	11,397,190	11,129,621	11,192,552

Covered loans	1,724,633	1,857,522	2,080,846
Less: Allowance for loan losses	(67,629)	(67,389)	(46,255)
Covered loans, net	1,657,004	1,790,133	2,034,591

Total loans and leases	$13,387,756	$13,244,150	$13,563,890
Total loans and leases, net	$13,054,194	$12,919,754	$13,227,143

Total loans and leases were $13.39 billion, $13.24 billion and $13.56 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Total loans, excluding covered loans, were $11.66 billion, $11.39 billion and $11.48 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Total loans and leases, excluding covered loans, at June 30, 2011 increased 2 percent from December 31, 2010 and June 30, 2010.  Commercial loans, including lease financing, were up 6 percent from year-end 2010 and 12 percent from the year-earlier quarter. The increases were due to both organic loan growth and the Company’s purchase of a $170.4 million portfolio of asset-based lending facilities in the second quarter of 2011.  Commercial real estate mortgage loans decreased by 1 percent from year-end 2010 and 7 percent from the year-earlier quarter. Residential mortgages increased by 4 percent from year-end 2010 and the year-earlier quarter. Real estate construction loans declined by 24 percent and 44 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.72 billion at June 30, 2011, $1.86 billion as of December 31, 2010 and $2.08 billion as of June 30, 2010. Covered loans, net of allowance for loan losses, were $1.66 billion as of June 30, 2011, $1.79 billion as of December 31, 2010 and $2.03 billion as of June 30, 2010.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010
Commercial	$41,135	$55,082	$85,638
Commercial real estate mortgages	1,482,186	1,569,739	1,710,159
Residential mortgages	19,494	18,380	21,680
Real estate construction	173,263	204,945	250,162
Equity lines of credit	5,791	6,919	9,780
Installment loans	2,764	2,457	3,427
Covered loans	1,724,633	1,857,522	2,080,846
Less: Allowance for loan losses	(67,629)	(67,389)	(46,255)
Covered loans, net	$1,657,004	$1,790,133	$2,034,591

The Company evaluated the acquired loans from its FDIC-assisted acquisitions and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under ASC 310-30.  Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments.  Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions.  The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments.  The FDIC indemnification asset from all FDIC-assisted acquisitions was $261.7 million at June 30, 2011, $295.5 million at December 31, 2010 and $394.0 million as of June 30, 2010.

Other

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the federal banking regulatory agencies issued final guidance on December 6, 2006 on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets.  The regulatory guidance reiterates the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate the CRE concentration risk, but the guidance is not to be construed as a limit for CRE exposures.  The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2011, total loans for construction, land development and other land represented 24 percent of total risk-based capital; total CRE loans represented 147 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 5 percent over the last 36 months.

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

•                  A credit bureau risk score (FICO) of 660 or less; and/or

•                  Debt-to-income ratio of 50 percent or greater

The Company does not, and has not, offered a subprime loan program. All loans are judgmentally underwritten by reviewing the client’s credit history, payment capacity and collateral value. The Company does not consider loans with the above characteristics to be subprime if strong and verifiable mitigating factors exist.  Mitigating factors include guarantees, low LTV ratios and verified liquidity. As of June 30, 2011, the Company did not have any subprime loans in its loan portfolio based on the Company’s definition.

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

Geographic Concentrations and Economic Trends by Geographic Region

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at June 30, 2011, California represented 85 percent of total loans outstanding and Nevada and New York represented 6 percent and 2 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession.  California’s unemployment rate in June 2011 was approximately 12 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (51 percent), Orange (6 percent), San Diego (5 percent), Ventura (2 percent) and Riverside (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (44 percent), Orange (13 percent), San Diego (7 percent), Ventura (7 percent),  and Riverside (3 percent).  For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (48 percent), Santa Barbara (11 percent), San Diego (6 percent), Orange (6 percent) and Contra Costa (5 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York.  The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development.  In June 2011, the Nevada unemployment rate was approximately 12 percent. The consensus outlook for 2011 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors.  The Company’s Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios.  The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries, which continue to perform well.

Within the Company’s covered loan portfolio at June 30, 2011, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (9 percent), New York (5 percent) and Arizona (4 percent). The remaining 31 percent of total covered loans outstanding represented other states.

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

The Company has an internal credit risk analysis and review staff that issues reports to the Audit & Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California and Nevada. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit & Risk Committee which ultimately reviews and approves management’s recommendation.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and six months ended June 30, 2011 and 2010:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010

Loans and leases outstanding, excluding covered loans	$11,663,123	$11,483,044	$11,663,123	$11,483,044
Average loans and leases outstanding, excluding covered loans	$11,515,989	$11,581,920	$11,386,657	$11,762,122
Allowance for loan and lease losses (1)
Balance, beginning of period	$263,356	$292,799	$257,007	$288,493
Loans charged-off:
Commercial	(3,446)	(22,680)	(6,684)	(40,749)
Commercial real estate mortgages	(98)	(476)	(2,897)	(15,451)
Residential mortgages	(375)	(620)	(1,022)	(2,080)
Real estate construction	(1,897)	(12,025)	(2,463)	(26,250)
Equity lines of credit	(128)	(345)	(921)	(557)
Installment	(131)	(5)	(455)	(1,502)
Total loans charged-off	(6,075)	(36,151)	(14,442)	(86,589)
Recoveries of loans previously charged-off:
Commercial	6,062	1,390	7,363	1,835
Commercial real estate mortgages	1,367	74	10,378	81
Residential mortgages	122	10	154	79
Real estate construction	2,474	1,081	6,866	1,123
Equity lines of credit	8	7	44	10
Installment	237	94	359	430
Total recoveries	10,270	2,656	25,164	3,558
Net recoveries (loans charged-off)	4,195	(33,495)	10,722	(83,031)
Provision for credit losses	—	32,000	—	87,000
Transfers to reserve for off-balance sheet credit commitments	(1,618)	(812)	(1,796)	(1,970)
Balance, end of period	$265,933	$290,492	$265,933	$290,492

Net recoveries (charge-offs) to average loans and leases, excluding covered loans (annualized)	0.15%	(1.16)%	0.19%	(1.42)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.28%	2.53%	2.28%	2.53%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$21,707	$18,498	$21,529	$17,340
Provision for credit losses/transfers	1,618	812	1,796	1,970
Balance, end of period	$23,325	$19,310	$23,325	$19,310

(1) The allowance for loan and lease losses does not include any amounts related to covered loans.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$82,016	$—	$67,389	$—
Provision for losses	1,716	46,516	20,832	46,516
Reduction in allowance due to loan removals	(16,103)	(261)	(20,592)	(261)
Balance, end of period	$67,629	$46,255	$67,629	$46,255

The allowance for loan losses on covered loans was $67.6 million as of June 30, 2011, compared to $67.4 million at December 31, 2010 and $46.3 million at June 30, 2010. The Company recorded provision expense of $1.7 million and $20.8 million on covered loans for the three and six months ended June 30, 2011, respectively, and $46.5 million for the three and six months ended June 30, 2010, respectively.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis.  The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of June 30, 2011, December 31, 2010 and June 30, 2010:

	June 30,		December 31,		June 30,
	2011		2010		2010
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$119,375		$179,578		$251,807
Troubled debt restructured loans on accrual	1,208		10,834		10,174
Total impaired loans, excluding covered loans	$120,583		$190,412		$261,981

Total impaired loans with an allowance	$36,440	$11,068	$41,279	$5,444	$141,138	$26,539
Total impaired loans with no related allowance	84,143	—	149,133	—	120,843	—

Total impaired loans by loan type:
Commercial	$18,474	$7,605	$15,860	$2,067	$40,505	$6,368
Commercial real estate mortgages	23,689	1,150	42,580	1,889	52,553	6,350
Residential mortgages	12,552	56	16,889	342	10,809	90
Real estate construction	60,543	1,853	108,221	366	154,147	12,836
Equity lines of credit	4,522	404	4,859	255	1,200	—
Installment	41	—	41	—	—	—
Lease financing	762	—	1,962	525	2,767	895
Total impaired loans, excluding covered loans	$120,583	$11,068	$190,412	$5,444	$261,981	$26,539

Impaired covered loans	$1,408	$—	$2,557	$—	$—	$—

(1)       Impaired loans exclude $13.4 million, $11.3 million and $8.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Impaired loans, excluding covered loans, were $120.6 million at June 30, 2011, $190.4 million at December 31, 2010 and $262.0 million at June 30, 2010.  Impaired covered loans were $1.4 million at June 30, 2011 and $2.6 million at December 31, 2010, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $180.4 million, or 1.54 percent of total loans and OREO, excluding covered assets, at June 30, 2011, compared with $248.2 million, or 2.17 percent, at December 31, 2010, and $314.6 million, or 2.73 percent, at June 30, 2010. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $116.3 million at June 30, 2011, $123.4 million at December 31, 2010 and $98.8 million at June 30, 2010.

Troubled debt restructured loans were $18.3 million, before specific reserves of $1.3 million, at June 30, 2011. Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. At June 30, 2010, troubled debt restructured loans were $27.5 million, before specific reserves of $3.9 million. Troubled debt restructured loans included $1.2 million, $10.8 million and $10.2 million of restructured loans that had been returned to accrual status at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. These loans will continue to be reported as impaired until they have a demonstrated period of performance. There were no commitments to lend additional funds on restructured loans at June 30, 2011.

The following table presents information about nonaccrual loans and OREO:

Nonaccrual Loans and OREO

	June 30,	December 31,	June 30,
(in thousands)	2011	2010	2010

Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$23,575	$19,498	$44,431
Commercial real estate mortgages	26,676	44,882	57,155
Residential mortgages	14,211	18,721	11,506
Real estate construction	60,543	98,209	138,909
Equity lines of credit	6,668	6,782	3,909
Installment	365	590	972
Lease financing	762	2,241	3,236
Total nonaccrual loans, excluding covered loans	132,800	190,923	260,118
OREO, excluding covered OREO	47,634	57,317	54,451
Total nonperforming assets, excluding covered assets	$180,434	$248,240	$314,569

Nonperforming covered assets
Nonaccrual loans	$1,408	$2,557	$—
OREO	114,907	120,866	98,841
Total nonperforming covered assets	$116,315	$123,423	$98,841

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	1.14%	1.68%	2.27%
Nonperforming assets as a percentage of total loans and OREO	1.54	2.17	2.73
Allowance for loan and lease losses to nonaccrual loans	200.25	134.61	111.68
Allowance for loan and lease losses to total nonperforming assets	147.39	103.53	92.35
Allowance for loan and lease losses to total loans and leases	2.28	2.26	2.53

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved.  Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans at June 30, 2011, December 31, 2010 and June 30, 2011 is provided below:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Past due loans, excluding covered loans:
30-89 days past due	$35,920	$35,377	$82,523
90 days or more past due on accrual status:
Commercial	351	904	149
Commercial real estate mortgages	586	—	—
Residential mortgages	1,282	379	640
Real estate construction	4,995	—	—
Lease financing	—	1,216	—
Total 90 days or more past due on accrual status	$7,214	$2,499	$789

Past due covered loans
30-89 days past due	$47,318	$99,506	$56,282
90 days or more past due on accrual status	368,379	399,019	362,722

Nonaccrual loans, excluding covered loans, were $132.8 million at June 30, 2011, a decrease from $190.9 million at December 31, 2010 and $260.1 million at June 30, 2010.  Net loan recoveries in the second quarter of 2011 were $4.2 million, or 0.15 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan charge-offs of $19.0 million, or 0.66 percent, for the fourth quarter of 2010 and $33.5 million, or 1.16 percent, for the second quarter of 2010. In accordance with the Company’s allowance for loan and lease losses methodology and in response to significant improvements in nonaccrual loans and net charge-offs, the Company recorded no provision for loan and lease losses related to non-covered loans for the first and second quarter of 2011.  The Company recorded $32.0 million and $87.0 million of provision for loan and lease losses for the three and six months ended June 30, 2010, respectively.

The allowance for loan and lease losses, excluding covered loans, was $265.9 million as of June 30, 2011, compared with $257.0 million as of December 31, 2010 and $290.5 million as of June 30, 2010. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.28 percent at June 30, 2011 compared to 2.26 percent at December 31, 2010 and 2.53 percent at June 30, 2010. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 147.4 percent, 103.5 percent, and 92.4 percent at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The Company believes that its allowance for loan and lease losses continues to be adequate.

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

At June 30, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $1.4 million and $2.6 million of acquired covered loans that were on nonaccrual status at June 30, 2011 and December 31, 2010, respectively.

The table below summarizes the total activity in non-covered and covered nonaccrual loans:

Changes in Nonaccrual Loans

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$159,735	$330,016	$193,480	$388,707
Loans placed on nonaccrual	10,924	22,357	29,619	90,512
Charge-offs	(4,444)	(31,866)	(10,139)	(77,185)
Loans returned to accrual status	(12,115)	(4,339)	(17,322)	(4,827)
Repayments (including interest applied to principal)	(16,232)	(50,251)	(49,816)	(110,193)
Transfers to OREO	(3,660)	(5,799)	(11,614)	(26,896)
Balance, end of period	$134,208	$260,118	$134,208	$260,118

In addition to loans disclosed above as past due or nonaccrual, management has also identified $35.3 million of loans to 22 borrowers as of July 28, 2011, where the ability to comply with the present loan payment terms in the future is questionable.  However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2011, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. As of April 28, 2011, management had identified $29.6 million of loans to 14 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$56,342	$121,822	$178,164	$58,025	$77,526	$135,551
Additions	3,967	33,549	37,516	6,048	33,151	39,199
Sales	(11,083)	(24,836)	(35,919)	(2,185)	(6,891)	(9,076)
Valuation adjustments	(1,592)	(15,628)	(17,220)	(7,437)	(4,945)	(12,382)
Balance, end of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292

	For the six months ended June 30, 2011			For the six months ended June 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	10,528	61,126	71,654	27,145	58,045	85,190
Sales	(17,147)	(43,153)	(60,300)	(7,588)	(10,793)	(18,381)
Valuation adjustments	(3,064)	(23,932)	(26,996)	(18,414)	(8,969)	(27,383)
Balance, end of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292

OREO was $162.5 million at June 30, 2011, $178.2 million at December 31 2010 and $153.3 million at June 30, 2010, respectively.  The OREO balance at June 30, 2011 includes covered OREO of $114.9 million compared with $120.9 million at December 31, 2010 and $98.8 million at June 30, 2010.  Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements.  The balance of OREO at June 30, 2011 and December 31, 2010 is net of valuation allowances of $32.8 million and $5.5 million, respectively.  There was no OREO valuation allowance at June 30, 2010.

The Company recognized $8.4 million in total net gain on the sale of OREO in the second quarter of 2011, compared with a net gain of $2.5 million in the first quarter of 2011 and $2.0 million in the year-earlier quarter. Net gain on the sale of OREO included $9.1 million of net gain related to the sale of covered OREO compared to net gain of $1.6 million in the first quarter of 2011 and $1.6 million in the year-earlier quarter.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO are recognized in the noninterest income section. Under the loss sharing agreements, 80 percent of covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses that is reimbursable or income that is payable is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Other Assets

The following table presents information on other assets:

	June 30	December 31,	June 30
(in thousands)	2011	2010	2010
Accrued interest receivable	$61,219	$60,492	$62,019
Other accrued income	11,602	12,943	12,303
Deferred compensation fund assets	57,928	49,902	43,885
Stock in government agencies	114,874	120,660	128,149
Private equity and alternative investments	38,303	37,454	37,467
Bank-owned life insurance	80,441	79,570	78,170
Mark-to-market on derivatives	44,488	46,712	60,619
Income tax receivable	80,594	71,130	90,313
Prepaid FDIC assessment	44,900	59,818	73,236
FDIC receivable	69,386	60,018	100,559
Other	76,374	86,412	103,381
Total other assets	$680,109	$685,111	$790,101

Deposits

Deposits totaled $19.27 billion, $18.18 billion and $17.97 billion at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Average deposits totaled $18.78 billion for the second quarter of 2011, an increase of 1 percent from $18.69 billion for the fourth quarter of 2010, and 7 percent from $17.60 billion for the second quarter of 2010. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $17.95 billion, $17.72 billion and $16.45 billion for the quarters ended June 30, 2011, December 31, 2010 and June 30, 2010, respectively, and represented 96 percent, 95 percent and 93 percent of total deposits for the same periods.  Average noninterest-bearing deposits increased 3 percent and 12 percent in the second quarter of 2011 compared with the fourth quarter of 2010 and year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.66 billion in the second quarter of 2011, compared with $1.53 billion in the fourth quarter of 2010 and $1.41 billion for the second quarter of 2010. The increases reflect the addition of new clients and an increase in residential and commercial real estate activity by the Company’s title and escrow clients.

Borrowed Funds

Total borrowed funds were $851.6 million, $858.4 million and $989.4 million at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Total average borrowed funds was $865.3 million, $899.8 million and $986.7 million for the quarters ended June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less.  Short-term borrowings were $149.8 million as of June 30, 2011 compared to $153.4 million as of December 31, 2010 and $3.4 million as of June 30, 2010. Short-term borrowings at June 30, 2011 and December 31, 2010 consist primarily of the current portion of subordinated debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt and junior subordinated debt.  Long-term debt was $701.8 million, $705.0 million and $986.0 million as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The decrease in long-term debt from the year-earlier quarter was primarily attributable to the redemption of trust preferred securities in the fourth quarter of 2010.  The Company’s long-term borrowings have maturity dates ranging from September 2011 to November 2034.

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

The Company had off-balance sheet credit commitments totaling $5.33 billion at June 30, 2011, compared with $4.52 billion and $4.67 billion at December 31, 2010 and June 30, 2010, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $607.6 million outstanding in bankers’ acceptances and letters of credit of which $582.4 million relate to standby letters of credit at June 30, 2011. At December 31, 2010, the Company had $603.8 million outstanding in bankers’ acceptances and letters of credit of which $588.9 million relate to standby letters of credit.  At June 30, 2010, the Company had $560.6 million outstanding in bankers’ acceptances and letters of credit of which $546.1 million relate to standby letters of credit.

As of June 30, 2011, the Company had private equity fund and alternative investment fund commitments of $65.9 million, of which $54.4 million was funded.  As of December 31, 2010 and June 30, 2010, the Company had private equity and alternative investment fund commitments of $65.9 million and $65.4 million, respectively, of which $52.3 million and $47.6 million was funded.

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

At June 30, 2011, $6.52 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than one percent of total assets is measured using Level 3 inputs.  At June 30, 2011, $29.7 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At June 30, 2011, $91.6 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2011.

Capital

The ratio of period-end equity to period-end assets was 9.25 percent, 9.29 percent and 9.08 percent as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2011, December 31, 2010 and June 30, 2010:

	Regulatory Well-Capitalized Standards		June 30, 2011	December 31, 2010	June 30, 2010
City National Corporation
Tier 1 leverage	N/A	%	7.09%	6.74%	7.96%
Tier 1 risk-based capital	6.00		10.66	10.52	11.69
Total risk-based capital	10.00		13.34	13.28	14.68
Tangible equity to tangible assets (1)	N/A		7.08	6.99	6.77
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		10.45	10.29	9.68

City National Bank
Tier 1 leverage	5.00%		8.55%	8.28%	8.27%
Tier 1 risk-based capital	6.00		12.87	12.91	12.19
Total risk-based capital	10.00		15.41	15.50	14.99

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

(2)      Tier 1 common shareholders’ equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets.  Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines.  This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews this measure in evaluating the Company’s capital levels and has included this measure in response to market participant interest in the Tier 1 common shareholders’ equity to risk based assets ratio.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Total equity	$2,084,010	$1,984,718	$1,926,960
Less: Goodwill and other intangible assets	(526,207)	(528,634)	(524,820)
Tangible equity (A)	$1,557,803	$1,456,084	$1,402,140

Total assets	$22,526,089	$21,353,118	$21,231,447
Less: Goodwill and other intangible assets	(526,207)	(528,634)	(524,820)
Tangible assets (B)	$21,999,882	$20,824,484	$20,706,627

Tangible equity to tangible assets (A)/(B)	7.08%	6.99%	6.77%

Tier 1 capital	1,523,269	1,441,837	1,614,341
Less: Noncontrolling interest	(25,089)	(25,139)	(25,088)
Less: Trust preferred securities	(5,155)	(5,155)	(252,088)
Tier 1 common shareholders’ equity (C)	$1,493,025	$1,411,543	$1,337,165

Risk-weighted assets (D)	$14,285,572	$13,712,097	$13,806,764

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	10.45%	10.29%	9.68%

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 91 percent of funding for average total assets in the second quarter and first six months of 2011, and  88 percent for the year-earlier periods.  Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Reliance on short-term wholesale or market sources of funds declined in 2011 and ended the second quarter of 2011 near zero. These funding sources, on average, totaled $11.2 million and $6.0 million for the second quarter and first six months of 2011, and $8.7 million and $56.7 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings which averaged $854.1 million and $856.0 million for the second quarter and first six months of 2011, compared with $978.1 million and $992.3 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $641.5 million and $672.1 million for the second quarter and first six months of 2011, respectively, compared with $864.6 million and $573.8 million in the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $3.65 billion as of June 30, 2011 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $6.16 billion and $5.89 billion for the quarter and six months ended June 30, 2011, respectively.  The portfolio of securities available-for-sale averaged $4.19 billion and $4.08 billion for the quarter and six months ended June 30, 2010, respectively.  The unpledged portion of securities available-for-sale at June 30, 2011 totaled

$5.25 billion.  These securities could be used as collateral for borrowing or a portion could be sold.  Maturing loans provide additional liquidity.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2011, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case.  Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2011, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At June 30, 2011, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 3.9 percent in year one and a 16.1 percent increase in year two. This compares to an increase in projected net interest income of 2.2 percent in year one and a 9.4 percent increase in year two at June 30, 2010.  Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits, and other balance sheet changes related to the recent acquisitions. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 5.0 percent in year one and 21.1 percent increase in year two.  The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio by major loan category as of June 30, 2011.  Each loan category is further divided into Floating, Adjustable and Fixed rate components.  Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,962	$1,683	$3,645	$76	$1,079	$4,800
Commercial real estate mortgages	258	459	717	77	1,136	1,930
Residential mortgages	28	7	35	2,004	1,672	3,711
Real estate construction	213	110	323	—	32	355
Equity lines of credit	736	—	736	—	—	736
Installment	79	—	79	—	52	131
Covered loans	112	42	154	1,166	405	1,725
Total loans and leases	$3,388	$2,301	$5,689	$3,323	$4,376	$13,388

Percentage of portfolio	25%	17%	42%	25%	33%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low.  At June 30, 2011, $5.69 billion (42 percent) of the Company’s loan portfolio was floating rate, of which $3.21 billion (57 percent) was not impacted by rate floors.  This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract.  Of the loans which were at their contractual minimum rate, $1.61 billion (28 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor.  Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent.  Only $119 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates.  The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2011:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,441	$1,246	$641	$60	$3,388
LIBOR	1,765	367	110	59	2,301
Total floating rate loans	$3,206	$1,613	$751	$119	$5,689

% of total floating rate loans	57%	28%	13%	2%	100%

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

The model indicates that the EVE is somewhat vulnerable to a sudden and substantial increase in interest rates.  As of June 30, 2011, an instantaneous 200 basis point increase in interest rates results in a 2.4 percent decline in EVE. This compares to a 3.5 percent decline a year-earlier. Measurement of a 200 basis point decrease in rates as of June 30, 2011 and June 30, 2010 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2011				December 31, 2010				June 30, 2010
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge
Interest Rate Swap
Certificates of deposit	$—	$—		—	$10.0	$0.3		0.4	$10.0	$0.5		0.9
Long-term and subordinated debt	355.2	14.5		0.9	355.9	19.8		1.3	358.2	27.8		1.8
Total fair value hedge swaps	355.2	14.5		0.9	365.9	20.1		1.3	368.2	28.3		1.8
Cash Flow Hedge
Interest Rate Swap
US Dollar LIBOR based loans	—	—		—	—	—		—	50.0	0.3		—
Prime based loans	—	—		—	—	—		—	50.0	0.6		0.2
Total cash flow hedge swaps	—	—		—	—	—		—	100.0	0.9		0.1
Fair Value and Cash Flow Hedge
Interest Rate Swaps	$355.2	$14.5	(1)	0.9	$365.9	$20.1	(1)	1.3	$468.2	$29.2	(1)	1.4

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $6.1 million, $5.3 million and $6.0 million of credit risk exposure at June 30, 2011, December 31, 2010 and June 30, 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received.  The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank.  As of June 30, 2011, collateral valued at $9.7 million, comprised of securities valued at $7.9 million and cash of $1.8 million, had been received from swap counterparties. Collateral valued at $12.8 million and $14.1 million had been received from swap counterparties at December 31, 2010 and June 30, 2010, respectively. Additionally, the Company delivered collateral valued at $19.3 million on swap agreements at June 30, 2011.

As of June 30, 2011, the Company had $355.2 million notional amount of interest-rate swap hedge transactions, all of which of which were designated as fair value hedges of subordinated or long-term debt. There were no cash flow hedges outstanding at June 30, 2011. The positive fair value of the fair value hedges of $14.5 million is recorded in other assets. It consists of a positive mark-to-market of $14.5 million and net interest receivable of $1.8 million, less the $1.8 million of cash collateral received. The balance of debt reported in the consolidated balance sheet has been increased by a $14.5 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged subordinated debt and other long-term debt consists of City National Bank 10-year subordinated notes with a face value of $147.8 million due on September 1, 2011 and City National Corporation senior notes with a face value of $207.4 million due on February 15, 2013.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course.  These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2011 and 2010, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.19 billion and $1.16 billion, respectively.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact of the downgrade in the US credit rating from triple A to AA-plus by S&P, (3) adverse effects of the ongoing sovereign debt crisis in Europe, (4) changes in the pace of economic recovery and related changes in employment levels, (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (6) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (7) volatility in the municipal bond market, (8) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (9) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (10) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (12) adequacy of the Company’s enterprise risk management framework, (13) the Company’s ability to increase market share and control expenses, (14) the Company’s ability to attract new employees and retain and motivate existing employees, (15) increased competition in the Company’s markets, (16) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (17) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (18) changes in consumer spending, borrowing and savings habits, (19) soundness of other financial institutions which could adversely affect the Company, (20) protracted labor disputes in the Company’s markets, (21) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (22) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (23) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (24) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (25) the success of the Company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A.   RISK FACTORS

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact of the downgrade in the US credit rating from triple A to AA-plus by S&P, (3) adverse effects of the ongoing sovereign debt crisis in Europe, (4) changes in the pace of economic recovery and related changes in employment levels, (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (6) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (7) volatility in the municipal bond market, (8) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (9) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (10) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (12) adequacy of the Company’s enterprise risk management framework, (13) the Company’s ability to increase market share and control expenses, (14) the Company’s ability to attract new employees and retain and motivate existing employees, (15) increased competition in the Company’s markets, (16) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (17) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (18) changes in consumer spending, borrowing and savings habits, (19) soundness of other financial institutions which could adversely affect the Company, (20) protracted labor disputes in the Company’s markets, (21) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (22) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (23) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (24) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (25) the success of the Company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 9, 2011	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)