Form 10-Q
period 2011-09-30
CITY NATIONAL CORP
filed 2011-11-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 53,193,015 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
(in thousands, except share amounts)	2011	2010	2010
	(Unaudited)		(Unaudited)
Assets
Cash and due from banks	$249,496	$126,882	$224,363
Due from banks - interest-bearing	144,754	142,807	506,081
Federal funds sold	100,000	165,000	395,010
Securities available-for-sale (cost $7,042,934, $5,658,120, and $5,275,623 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively):
Securities pledged as collateral	41,235	8,697	16,462
Held in portfolio	7,144,053	5,711,978	5,381,408
Trading securities	93,707	255,397	170,750
Loans and leases, excluding covered loans	12,164,209	11,386,628	11,418,625
Less: Allowance for loan and lease losses	263,348	257,007	274,167
Loans and leases, excluding covered loans, net	11,900,861	11,129,621	11,144,458
Covered loans, net of allowance for loan losses	1,550,103	1,790,133	1,910,133
Net loans and leases	13,450,964	12,919,754	13,054,591
Premises and equipment, net	140,871	128,426	123,427
Deferred tax asset	69,439	105,398	86,948
Goodwill	486,383	486,070	479,982
Customer-relationship intangibles, net	37,720	42,564	42,610
Affordable housing investments	109,863	99,670	98,667
Customers’ acceptance liability	1,924	1,715	2,970
Other real estate owned ($102,848, $120,866 and $110,391 covered by FDIC loss share at September 30, 2011, December 31, 2010 and September 30, 2010, respectively)	147,369	178,183	168,853
FDIC indemnification asset	212,809	295,466	324,240
Other assets	673,673	685,111	747,254
Total assets	$23,104,260	$21,353,118	$21,823,616

Liabilities
Demand deposits	$10,308,547	$8,457,178	$8,455,164
Interest checking deposits	1,751,316	1,863,004	1,513,924
Money market deposits	6,474,818	6,344,749	6,711,758
Savings deposits	331,433	291,299	288,417
Time deposits-under $100,000	270,734	338,112	373,276
Time deposits-$100,000 and over	772,233	882,520	1,071,067
Total deposits	19,909,081	18,176,862	18,413,606
Short-term borrowings	30,640	153,444	156,359
Long-term debt	699,983	704,971	950,792
Reserve for off-balance sheet credit commitments	22,826	21,529	20,401
Acceptances outstanding	1,924	1,715	2,970
Other liabilities	276,637	264,203	255,358
Total liabilities	20,941,091	19,322,724	19,799,486
Redeemable noncontrolling interest	42,704	45,676	46,967
Commitments and contingencies
Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at September 30, 2011, December 31, 2010 and September 30, 2010	53,886	53,886	53,886
Additional paid-in capital	489,037	487,868	487,919
Accumulated other comprehensive income	82,467	36,853	73,369
Retained earnings	1,578,747	1,482,037	1,447,569
Treasury shares, at cost - 1,401,598, 1,639,203 and 1,771,740 shares at September 30, 2011, December 31, 2010 and September 30, 2010, respectively	(83,672)	(101,065)	(110,769)
Total shareholders’ equity	2,120,465	1,959,579	1,951,974
Noncontrolling interest	—	25,139	25,189
Total equity	2,120,465	1,984,718	1,977,163
Total liabilities and equity	$23,104,260	$21,353,118	$21,823,616

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest Income
Loans and leases	$175,435	$177,526	$508,366	$521,430
Securities available-for-sale	40,803	35,716	117,541	100,783
Trading securities	90	34	410	6
Due from banks - interest-bearing	474	546	1,179	1,315
Federal funds sold and securities purchased under resale agreements	90	239	342	396
Total interest income	216,892	214,061	627,838	623,930
Interest Expense
Deposits	8,535	12,417	28,742	38,165
Federal funds purchased and securities sold under repurchase agreements	—	1,652	2	5,291
Subordinated debt	4,419	4,697	13,701	14,001
Other long-term debt	4,622	7,579	13,958	21,245
Other short-term borrowings	—	—	2	9
Total interest expense	17,576	26,345	56,405	78,711
Net interest income	199,316	187,716	571,433	545,219
Provision for credit losses on loans and leases, excluding covered loans	7,500	13,000	7,500	100,000
Provision for losses on covered loans	5,147	8,233	25,979	54,749
Net interest income after provision	186,669	166,483	537,954	390,470
Noninterest Income
Trust and investment fees	35,412	32,695	107,737	100,180
Brokerage and mutual fund fees	5,079	6,494	15,604	17,236
Cash management and deposit transaction charges	10,986	11,620	33,616	36,204
International services	10,352	7,905	27,683	22,787
FDIC loss sharing (expense) income, net	(14,191)	(377)	(16,270)	37,048
Gain on disposal of assets	5,191	2,603	16,037	1,180
Gain on sale of securities	3,520	451	5,339	2,940
Gain on acquisition	—	2,111	8,164	27,339
Other	13,479	3,448	58,206	23,054
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(4,549)	(11,739)	(5,007)	(13,248)
Less: Portion of loss recognized in other comprehensive income	4,356	11,587	4,356	11,587
Net impairment loss recognized in earnings	(193)	(152)	(651)	(1,661)
Total noninterest income	69,635	66,798	255,465	266,307
Noninterest Expense
Salaries and employee benefits	112,729	103,397	335,880	297,966
Net occupancy of premises	13,713	14,463	40,724	40,715
Legal and professional fees	14,242	10,633	39,109	33,570
Information services	7,906	7,940	23,738	22,994
Depreciation and amortization	6,930	6,351	20,582	19,061
Amortization of intangibles	2,105	2,228	6,377	6,803
Marketing and advertising	6,675	4,954	20,819	16,000
Office services and equipment	4,456	4,035	13,734	12,105
Other real estate owned	13,160	12,642	49,811	46,731
FDIC assessments	6,670	7,561	25,000	21,744
Other operating	9,051	10,477	31,092	29,613
Total noninterest expense	197,637	184,681	606,866	547,302
Income before income taxes	58,667	48,600	186,553	109,475
Income taxes	16,267	13,461	54,803	15,020
Net income	$42,400	$35,139	$131,750	$94,455
Less: Net income attributable to noncontrolling interest	1,002	721	3,189	3,021
Net income attributable to City National Corporation	$41,398	$34,418	$128,561	$91,434
Less: Dividends and accretion on preferred stock	—	—	—	5,702
Net income available to common shareholders	$41,398	$34,418	$128,561	$85,732
Net income per share, basic	$0.78	$0.65	$2.41	$1.63
Net income per share, diluted	$0.77	$0.65	$2.39	$1.62
Shares used to compute net income per share, basic	52,481	52,105	52,422	51,937
Shares used to compute net income per share, diluted	52,720	52,498	52,882	52,391
Dividends per share	$0.20	$0.10	$0.60	$0.30

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2011	2010
Cash Flows From Operating Activities
Net income	$131,750	$94,455
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	7,500	100,000
Provision for losses on covered loans	25,979	54,749
Amortization of intangibles	6,377	6,803
Depreciation and amortization	20,582	19,061
Share-based employee compensation expense	14,171	12,425
Deferred income tax benefit	2,578	18,727
Gain on disposal of assets	(16,037)	(1,180)
Gain on sale of securities	(5,339)	(2,940)
Gain on acquisition	(8,164)	(27,339)
Impairment loss on securities	651	1,661
Other, net	(8,708)	(16,952)
Net change in:
Trading securities	161,591	(16,448)
Other assets and other liabilities, net	105,224	247,074
Net cash provided by operating activities	438,155	490,096

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(3,990,753)	(2,933,612)
Sales of securities available-for-sale	101,548	436,894
Maturities and paydowns of securities available-for-sale	2,496,283	1,535,868
Loan originations, net of principal collections	(508,913)	751,982
Net payments for premises and equipment	(32,927)	(18,179)
Net cash acquired in acquisitions	28,066	94,706
Other investing activities, net	96,819	39,824
Net cash used in investing activities	(1,809,877)	(92,517)

Cash Flows From Financing Activities
Net increase in deposits	1,605,424	492,659
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	30,000	(626,779)
Net decrease in short-term borrowings, net of transfers from long-term debt	(150,895)	(30,519)
Net (decrease) increase in long-term debt	(757)	298,297
Proceeds from exercise of stock options	4,792	18,578
Tax benefit from exercise of stock options	1,024	3,186
Redemption of preferred stock	—	(200,000)
Repurchase of common stock warrants	—	(18,500)
Cash dividends paid	(31,851)	(18,737)
Other financing activities, net	(26,454)	(3,236)
Net cash provided by (used in) financing activities	1,431,283	(85,051)

Net increase in cash and cash equivalents	59,561	312,528
Cash and cash equivalents at beginning of year	434,689	812,926
Cash and cash equivalents at end of period	$494,250	$1,125,454

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$70,612	$83,921
Income taxes	79,739	—
Non-cash investing activities:
Transfer of loans to other real estate owned	$81,109	$116,010
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$10,441	$17,183
Covered loans	55,313	330,566
Covered other real estate owned	7,463	15,161
Deposits	(126,795)	(541,499)
Other borrowings	(3,165)	(30,539)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

AND COMPREHENSIVE INCOME

(Unaudited)

	City National Corporation Shareholders’ Equity
					Accumulated
	Common			Additional	other			Non-
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2010	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Comprehensive income:
Net income (1)	—	—	—	—	—	91,434	—	1,606	93,040
Other comprehensive income, net of tax (2)	—	—	—	—	76,418	—	—	—	76,418
Total comprehensive income								1,606	169,458
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,606)	(1,606)
Issuance of shares under share-based compensation plans	—	—	—	(23,671)	—	—	40,885	—	17,214
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	12,367	—	—	—	—	12,367
Tax benefit from share-based compensation plans	—	—	—	2,107	—	—	—	—	2,107
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(15,802)	—	—	(15,802)
Net change in deferred compensation plans	—	—	—	350	—	—	97	—	447
Change in redeemable noncontrolling interest	—	—	—	1,716	—	—	—	—	1,716
Other	—	—	—	—	—	—	—	(1,252)	(1,252)
Balance, September 30, 2010	53,885,886	$—	$53,886	$487,919	$73,369	$1,447,569	$(110,769)	$25,189	$1,977,163

Balance, January 1, 2011	53,885,886	$—	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Comprehensive income:
Net income (1)	—	—	—	—	—	128,561	—	1,678	130,239
Other comprehensive income, net of tax (2)	—	—	—	—	45,614	—	—	—	45,614
Total comprehensive income								1,678	175,853
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,678)	(1,678)
Issuance of shares under share-based compensation plans	—	—	—	(14,589)	—	—	17,393	—	2,804
Share-based employee compensation expense	—	—	—	14,039	—	—	—	—	14,039
Tax benefit from share-based compensation plans	—	—	—	1,247	—	—	—	—	1,247
Cash dividends:
Common	—	—	—	—	—	(31,851)	—	—	(31,851)
Net change in deferred compensation plans	—	—	—	641	—	—	—	—	641
Change in redeemable noncontrolling interest	—	—	—	(245)	—	—	—	—	(245)
Other (3)	—	—	—	76	—	—	—	(25,139)	(25,063)
Balance, September 30, 2011	53,885,886	$—	$53,886	$489,037	$82,467	$1,578,747	$(83,672)	$—	$2,120,465

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $1,511 and $1,415 for the nine-month periods ended September 30, 2011 and 2010, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)          See Note 9 for additional information on other comprehensive income.

(3)   See Note 17 for additional information on the change in noncontrolling interest.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City and Nashville, Tennessee. As of September 30, 2011, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions. It also includes noncontrolling interest, which is the portion of equity in a subsidiary not attributable to a parent.  Preferred stock of consolidated bank affiliates that is owned by third parties is reflected as Noncontrolling interest in the equity section of the consolidated balance sheets. This preferred stock was liquidated or redeemed in full by the Bank in July and August of 2011. Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable equity ownership interests of third parties in the Corporation’s investment advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests’ share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies.  The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. The Corporation’s interests in investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method. Additionally, the Company has various interests in variable interest entities (“VIEs”) that are not required to be consolidated. See Note 16 for a more detailed discussion on VIEs.

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

Accounting Pronouncements

During the nine months ended September 30, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•              In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructurings (“ASU 2011-02”).  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor (“lender”) must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor (“borrower”) is experiencing financial difficulties. Determining whether a modification is a troubled debt restructuring requires significant judgment. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender’s evaluation of whether a borrower is experiencing financial difficulties. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. The Company adopted ASU 2011-02 for third quarter 2011 reporting and applied the guidance retrospectively to restructurings that occurred on or after January 1, 2011. Additionally, the previously deferred disclosure provisions of ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, pertaining to loan modifications also became effective for third quarter reporting. Adoption of the new guidance resulted in expanded troubled debt restructuring disclosures in the Company’s financial statements. Of the restructurings completed in 2011, $26.1 million were recognized as troubled debt restructurings due to the adoption of ASU 2011-02.

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

•                  In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing for Goodwill Impairment (“ASU 2011-08”).  ASU 2011-08 simplifies how entities test goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal year beginning after December 15, 2011. Early adoption is permitted. The new guidance is not expected to have a significant impact on the results of the Company’s goodwill assessment.

Note 2. Business Combinations

Nevada Commerce Bank

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank (“NCB”), based in Las Vegas, Nevada, in a purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”). Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank acquired most of NCB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $56.4 million and $7.5 million, respectively, and assumed deposits with a fair value of $118.4 million. The Bank received approximately $2.7 million in cash from the FDIC at acquisition.

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

The consolidated statement of income for 2011 includes the operating results produced by the acquired assets and assumed liabilities of NCB from its acquisition date through September 30, 2011, which are not material to total operating results for the three and nine month periods ended September 30, 2011. Due primarily to the Bank acquiring certain assets and liabilities of NCB which are not material to the Company’s consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss-sharing agreements, the historical results of the acquired bank are not material to the Company’s results, consequently, no pro forma information is presented.

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

Note 2. Business Combinations (Continued)

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

The following tables summarize assets and liabilities measured at fair value as of September 30, 2011, December 31, 2010 and September 30, 2010 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$19,213	$19,213	$—	$—
Federal agency - Debt	1,903,688	—	1,903,688	—
Federal agency - MBS	541,225	—	541,225	—
CMOs - Federal agency	4,227,653	—	4,227,653	—
CMOs - Non-agency	76,430	—	76,430	—
State and municipal	373,632	—	373,632	—
Other debt securities	41,632	—	22,282	19,350
Equity securities and mutual funds	1,815	1,815	—	—
Trading securities	93,707	91,398	2,309	—
Mark-to-market derivatives (1)	63,094	2,338	60,756	—
Total assets at fair value	$7,342,089	$114,764	$7,207,975	$19,350

Liabilities
Mark-to-market derivatives (2)	$51,150	$1,284	$49,866	$—
Other liabilities	280	—	280	—
Total liabilities at fair value	$51,430	$1,284	$50,146	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial (4)	$3,699	$—	$1,075	$2,624
Commercial real estate mortgages	5,478	—	5,478	—
Residential mortgages	4,931	—	4,455	476
Real estate construction	23,019	—	23,019	—
Equity lines of credit	3,274	—	2,395	879
Installment	675	—	675	—
Collateral dependent impaired covered loans (3)
Commercial	1,023	—	—	1,023
Other real estate owned (5)	65,268	—	60,202	5,066
Private equity investments	7,273	—	—	7,273
Total assets at fair value	$114,640	$—	$97,299	$17,341

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes lease financing.

(5) Other real estate owned balance of $147.4 million in the consolidated balance sheets includes $102.8 million of covered OREO and is net of estimated disposal costs.

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

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale
U.S. Treasury	$19,117	$19,117	$—	$—
Federal agency - Debt	1,311,936	—	1,311,936	—
Federal agency - MBS	508,508	—	508,508	—
CMOs - Federal agency	2,923,601	—	2,923,601	—
CMOs - Non-agency	205,320	—	205,320	—
State and municipal	360,471	—	360,471	—
Other debt securities	58,890	—	38,594	20,296
Equity securities and mutual funds	10,027	10,027	—	—
Trading securities	170,750	154,309	16,441	—
Mark-to-market derivatives (1)	66,191	3,547	62,644	—
Total assets at fair value	$5,634,811	$187,000	$5,427,515	$20,296

Liabilities
Mark-to-market derivatives (2)	$38,798	$1,391	$37,407	$—
Total liabilities at fair value	$38,798	$1,391	$37,407	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3)
Commercial (4)	$1,869	$—	$1,869	$—
Commercial real estate mortgages	31,733	—	20,134	11,599
Residential mortgages	9,319	—	9,319	—
Real estate construction	130,744	—	125,712	5,032
Equity lines of credit	3,485	—	3,485	—
Collateral dependent impaired covered loans (3)
Commercial	2,633	—	—	2,633
Other real estate owned (5)	71,297	—	59,592	11,705
Private equity investments	8,580	—	—	8,580
Total assets at fair value	$259,660	$—	$220,111	$39,549

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes lease financing.

(5) Other real estate owned balance of $168.9 million in the consolidated balance sheets includes $110.4 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

At September 30, 2011, $7.34 billion, or approximately 32 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.02 billion or approximately 28 percent at December 31, 2010, and $5.63 billion or approximately 26 percent at September 30, 2010. The majority of these financial assets were valued using Level 1 or Level 2 inputs.  Less than 1 percent of total assets was measured using Level 3 inputs.  Approximately $51.4 million, $26.6 million and $38.8 million of the Company’s total liabilities at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.  At September 30, 2011, $114.6 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $245.8 million, or 1 percent, at December 31, 2010, and $259.7 million, or 1 percent, at September 30, 2010.  These assets were measured using Level 2 and Level 3 inputs.  There were no transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2011.

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Collateral dependent impaired loans:
Commercial	$80	$(829)	$(526)	$(7,725)
Commercial real estate mortgages	(1,643)	(5,288)	5,811	(22,736)
Residential mortgages	(266)	(507)	(455)	(1,713)
Real estate construction	(10,413)	5,210	(11,612)	(4,910)
Equity lines of credit	(179)	(487)	(689)	(538)
Installment	(279)	—	(4,596)	—
Collaterial dependent impaired covered loans:
Commercial	(325)	(414)	(325)	(414)
Other real estate owned (1)	(6,585)	(5,794)	(32,575)	(28,410)
Private equity investments	(32)	(487)	(232)	(915)
Total net losses recognized	$(19,642)	$(8,596)	$(45,199)	$(67,361)

(1)     Net losses on OREO includes $6.7 million and $29.5 million of net losses related to covered OREO for the three and nine months ended September 30, 2011, respectively, and $6.4 million and $13.2 million of net losses for the three and nine months ended September 30, 2010, respectively.  A significant portion of net losses on covered OREO is reimbursable by the FDIC.

Level 3 assets measured at fair value on a recurring basis consist of collateralized debt obligation senior notes.  The fair value of these securities is determined using an internal cash flow model that incorporates management’s assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of Accumulated other comprehensive income (“AOCI”) in the consolidated balance sheets.  Activity in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2011 and 2010 is summarized in the following table:

Note 3. Fair Value Measurements (Continued)

Level 3 Assets Measured on a Recurring Basis

	For the nine months ended
	September 30, 2011	September 30, 2010
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$20,982	$26,779
Total realized/unrealized gains (losses):
Included in other comprehensive income	348	(4,952)
Settlements	(1,960)	(1,407)
Other (1)	(20)	(124)
Balance, end of period	$19,350	$20,296

(1)          Other rollforward activity consists of the amortization of premium recognized on the initial purchase of the securities available-for-sale.

There were no purchases, sales or issuances of Level 3 assets measured on a recurring basis during the nine months ended September 30, 2011 and 2010.  Paydowns of $2.0 million and $1.4 million were received on Level 3 assets measured on a recurring basis for the nine months ended September 30, 2011 and 2010, respectively. There were no gains or losses for the nine months ended September 30, 2011 and 2010 included in earnings that were attributable to the change in unrealized gains or losses relating to assets still held as of September 30, 2011 and 2010.

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

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of September 30, 2011 and September 30, 2010.  The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, and affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

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

Note 3. Fair Value Measurements (Continued)

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and September 30, 2010 were as follows:

	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	$249.5	$249.5	$224.4	$224.4
Due from banks - interest bearing	144.8	144.8	506.1	506.1
Federal funds sold	100.0	100.0	395.0	395.0
Securities available-for-sale	7,185.3	7,185.3	5,397.9	5,397.9
Trading securities	93.7	93.7	170.8	170.8
Loans and leases, net of allowance	11,900.9	12,288.5	11,144.5	11,517.3
Covered loans, net of allowance	1,550.1	1,609.2	1,910.1	1,921.7
FDIC indemnification asset	212.8	191.4	324.2	321.6
Investment in FHLB and FRB stock	111.1	111.1	124.4	124.4
Derivative assets	63.1	63.1	66.2	66.2

Financial Liabilities:
Deposits	$19,909.1	$19,914.2	$18,413.6	$18,418.8
Federal funds purchased and securities sold under repurchase agreements	30.0	30.0	—	—
Other short-term borrowings	0.6	0.6	156.4	155.6
Long-term debt	700.0	726.4	950.8	984.8
Derivative liabilities	51.1	51.1	38.8	38.8
FDIC clawback liability	8.0	8.0	3.6	3.6
Commitments to extend credit	3.8	20.1	5.7	21.1
Commitments to affordable housing funds, private equity funds and alternative investments	28.2	38.0	20.8	37.3

Note 4. Investment Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale at September 30, 2011, December 31, 2010 and September 30, 2010:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2011
U.S. Treasury	$19,193	$35	$(15)	$19,213
Federal agency - Debt	1,896,839	7,326	(477)	1,903,688
Federal agency - MBS	511,533	29,692	—	541,225
CMOs - Federal agency	4,122,663	106,862	(1,872)	4,227,653
CMOs - Non-agency	86,578	379	(10,527)	76,430
State and municipal	357,109	16,868	(345)	373,632
Other debt securities	48,619	2,057	(9,044)	41,632
Total debt securities	7,042,534	163,219	(22,280)	7,183,473
Equity securities and mutual funds	400	1,415	—	1,815
Total securities	$7,042,934	$164,634	$(22,280)	$7,185,288

December 31, 2010
U.S. Treasury	$14,070	$47	$(4)	$14,113
Federal agency - Debt	1,142,520	5,029	(5,221)	1,142,328
Federal agency - MBS	540,768	13,379	(2,801)	551,346
CMOs - Federal agency	3,442,238	65,494	(10,585)	3,497,147
CMOs - Non-agency	126,819	1,147	(9,671)	118,295
State and municipal	334,596	9,399	(615)	343,380
Other debt securities	50,564	2,018	(8,952)	43,630
Total debt securities	5,651,575	96,513	(37,849)	5,710,239
Equity securities and mutual funds	6,545	3,891	—	10,436
Total securities	$5,658,120	$100,404	$(37,849)	$5,720,675

September 30, 2010
U.S. Treasury	$19,058	$59	$—	$19,117
Federal agency - Debt	1,304,219	7,717	—	1,311,936
Federal agency - MBS	486,208	22,300	—	508,508
CMOs - Federal agency	2,834,258	89,437	(94)	2,923,601
CMOs - Non-agency	217,169	2,663	(14,512)	205,320
State and municipal	343,008	17,486	(23)	360,471
Other debt securities	65,321	3,660	(10,091)	58,890
Total debt securities	5,269,241	143,322	(24,720)	5,387,843
Equity securities and mutual funds	6,382	3,645	—	10,027
Total securities	$5,275,623	$146,967	$(24,720)	$5,397,870

Note 4. Investment Securities (Continued)

Proceeds from sales of available-for-sale securities were $48.2 million and $101.5 million for the three and nine months ended September 30, 2011, respectively, compared with $4.9 million and $436.9 million for the three and nine months ended September 30, 2010, respectively.  The following table provides the gross realized gains and losses on the sales of securities:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$3,897	$453	$6,678	$5,447
Gross realized losses	(377)	(2)	(1,339)	(2,507)
Net realized gains	$3,520	$451	$5,339	$2,940

Interest income on securities available-for-sale for the three months ended September 30, 2011 and 2010 is comprised of: (i) taxable interest income of $37.7 million and $32.5 million, respectively, (ii) nontaxable interest income of $3.0 million and $3.0 million, respectively, and (iii) dividend income of $0.1 million and $0.2 million, respectively.  Interest income on securities available-for-sale for the nine months ended September 30, 2011 and 2010 is comprised of: (i) taxable interest income of $108.4 million and $90.9 million, respectively, (ii) nontaxable interest income of $8.7 million and $9.2 million, respectively, and (iii) dividend income of $0.4 million and $0.7 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$13,057	$6,156	$—	$—	$19,213
Federal agency - Debt	1,507,394	382,696	13,598	—	1,903,688
Federal agency - MBS	2,515	312,598	193,454	32,658	541,225
CMOs - Federal agency	294,079	3,307,328	516,243	110,003	4,227,653
CMOs - Non-agency	9,125	40,298	27,007	—	76,430
State and municipal	46,448	168,028	102,270	56,886	373,632
Other	4,860	15,368	21,404	—	41,632
Total debt securities	$1,877,478	$4,232,472	$873,976	$199,547	$7,183,473

Amortized cost	$1,873,133	$4,113,671	$859,144	$196,586	$7,042,534

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2011.  See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands)	For the three months ended		For the nine months ended
Impairment Losses on	September 30,		September 30,
Other-Than-Temporarily Impaired Securities	2011	2010	2011	2010
Non-agency CMOs	$193	$152	$651	$1,368
Perpetual preferred stock	—	—	—	293
Total	$193	$152	$651	$1,661

The following table provides a rollforward of cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2011 and 2010. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  There were no initial credit-related impairments for the three and nine months ended September 30, 2011 and 2010.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$19,903	$18,922	$19,445	$17,707
Subsequent credit-related impairment	193	152	651	1,341
Initial credit-related impairment	—	—	—	26
Balance, end of period	$20,096	$19,074	$20,096	$19,074

Non-Agency CMOs

The Company held $44.1 million of variable rate Non-agency CMOs at September 30, 2011. The Company determined that $9.7 million of these Non-agency CMOs were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security.  Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.2 million in the third quarter of 2011 and $0.7 million for the nine months ended September 30, 2011. The remaining other-than-temporary impairment for these securities at September 30, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates. The Company also holds $32.3 million in fixed rate Non-Agency CMOs, none of which have experienced any other-than-temporary impairment.

Note 4. Investment Securities (Continued)

The following tables provide a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2011, December 31, 2010 and September 30, 2010.  The table also includes investments that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2011
U.S. Treasury	$4,152	$15	$—	$—	$4,152	$15
Federal agency - Debt	396,326	477	—	—	396,326	477
CMOs - Federal agency	398,499	1,872	—	—	398,499	1,872
CMOs - Non-agency	21,660	916	33,390	9,611	55,050	10,527
State and municipal	17,660	241	678	104	18,338	345
Other debt securities	4,589	384	14,489	8,660	19,078	9,044
Total securities	$842,886	$3,905	$48,557	$18,375	$891,443	$22,280

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

September 30, 2010
CMOs - Federal agency	$72,944	$94	$—	$—	$72,944	$94
CMOs - Non-agency	21,746	375	98,581	14,137	120,327	14,512
State and municipal	543	2	729	21	1,272	23
Other debt securities	—	—	13,358	10,091	13,358	10,091
Total securities	$95,233	$471	$112,668	$24,249	$207,901	$24,720

Note: The fair value and estimated unrealized loss for Federal agency mortgage-backed securities was an insignificant amount as of September 30, 2011 and has been excluded from the table.

At September 30, 2011, total securities available-for-sale had a fair value of $7.19 billion, which included $891.4 million of securities available-for-sale in an unrealized loss position as of September 30, 2011. This balance consists of $881.7 million of temporarily impaired securities and $9.7 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2011, the Company had 67 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury securities, 10 Federal agency debt securities, 2 Federal agency MBS, 21 Federal agency CMOs, 11 non-agency CMOs, 19 state and municipal securities and 2 other debt securities. The Company does not consider the debt securities in the above table to be other than temporarily impaired at September 30, 2011.

Note 4. Investment Securities (Continued)

The unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market.  The Company only holds the most senior tranches of each Non-agency issue which provides protection against defaults. Other than the $0.7 million of credit losses recognized in the first nine months of 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at September 30, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had an $8.6 million net unrealized loss at September 30, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

At September 30, 2010, total securities available-for-sale had a fair value of $5.40 billion, which included $207.9 million of securities available-for-sale in an unrealized loss position as of September 30, 2010.  This balance consisted of $156.1 million of temporarily impaired securities and $51.8 million of securities that had non-credit related impairment recognized in AOCI.  At September 30, 2010, the Company had 24 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 Federal agency MBS, 4 Federal agency CMOs, 16 non-agency CMOs, 2 state and municipal securities and 1 other debt security.

Note 5.  Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) totaled $111.1 million, $120.7 million and $124.4 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

Note 5.  Other Investments (Continued)

At September 30, 2011, the Company held $80.3 million of FHLB stock.  FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral. The purchase of stock is required in order to receive advances and other services. FHLB stock is not publicly traded and is purchased and sold by member banks at its par value. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at September 30, 2011.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $40.1 million at September 30, 2011, $37.5 million at December 31, 2010 and $36.7 million at September 30, 2010. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,	September 30,
Fund Type	2011	2010	2010
Private equity and venture capital	$23,249	$21,408	$21,031
Real estate	11,112	10,053	9,649
Hedge	2,883	2,953	2,953
Other	2,873	3,040	3,111
Total	$40,117	$37,454	$36,744

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $32 thousand and $0.2 million on its investments during the three and nine months ended September 30, 2011, respectively. The Company recognized impairment losses totaling $0.5 million and $0.9 million for the same periods in 2010.

The table below provides information as of September 30, 2011 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency		Redemption Notice Period

Real estate (2)	$7,273	$1,429	None	(1)	N/A

(1)          Funds make periodic distributions of income, but do not permit redemptions prior to the end of the investment term.

(2)          Funds invest in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Commercial	$4,777,490	$4,136,874	$4,015,113
Commercial real estate mortgages	2,059,114	1,958,317	1,967,959
Residential mortgages	3,742,768	3,552,312	3,586,858
Real estate construction	335,712	467,785	575,060
Equity lines of credit	728,890	733,741	757,210
Installment	130,923	160,144	167,395
Lease financing	389,312	377,455	349,030
Loans and leases, excluding covered loans	12,164,209	11,386,628	11,418,625
Less: Allowance for loan and lease losses	(263,348)	(257,007)	(274,167)
Loans and leases, excluding covered loans, net	11,900,861	11,129,621	11,144,458

Covered loans	1,611,856	1,857,522	1,960,190
Less: Allowance for loan losses	(61,753)	(67,389)	(50,057)
Covered loans, net	1,550,103	1,790,133	1,910,133

Total loans and leases	$13,776,065	$13,244,150	$13,378,815
Total loans and leases, net	$13,450,964	$12,919,754	$13,054,591

The loan amounts above include unamortized fees, net of deferred costs, of $6.9 million, $7.0 million and $6.3 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at September 30, 2011, California represented 83 percent of total loans outstanding and Nevada and New York represented 3 percent and 6 percent, respectively. The remaining 8 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.  Within the Company’s covered loan portfolio at September 30, 2011, the five states with the largest concentration were California (38 percent), Texas (12 percent), Nevada (8 percent), New York (6 percent) and Arizona (4 percent). The remaining 32 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.61 billion as of September 30, 2011, $1.86 billion as of December 31, 2010 and $1.96 billion as of September 30, 2010.  Covered loans, net of allowance for loan losses, were $1.55 billion at September 30, 2011, $1.79 billion at December 31, 2010 and $1.91 billion as of September 30, 2010.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of covered loans:

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Commercial	$35,535	$55,082	$68,701
Commercial real estate mortgages	1,391,181	1,569,739	1,630,265
Residential mortgages	16,428	18,380	19,190
Real estate construction	161,718	204,945	227,703
Equity lines of credit	5,282	6,919	9,790
Installment	1,712	2,457	4,541
Covered loans	1,611,856	1,857,522	1,960,190
Less: Allowance for loan losses	(61,753)	(67,389)	(50,057)
Covered loans, net	$1,550,103	$1,790,133	$1,910,133

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

As of NCB’s acquisition date on April 8, 2011, the preliminary estimates of the contractually required payments receivable for all acquired impaired covered loans of NCB were $107.4 million, the cash flows expected to be collected were $66.2 million, and the fair value of covered loans was $55.3 million.  The above amounts were determined based on the estimated performance over the remaining life of the underlying loans, which included the effects of estimated prepayments.  The Company also acquired non-covered loans with a fair value of $1.1 million that were not considered impaired at acquisition date.  Fair value of the acquired loans includes estimated credit losses. Therefore, an allowance for loan losses is not recorded on the acquisition date.

Changes in the accretable yield for acquired impaired loans were as follows for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
(in thousands)	2011	2010
Balance, beginning of period	$562,826	$687,126
Additions	10,871	48,644
Accretion	(80,143)	(88,325)
Reclassifications from (to) nonaccretable yield	22,577	(120,315)
Disposals and other	(46,544)	(16,543)
Balance, end of period	$469,587	$510,587

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded commitments.  The FDIC indemnification asset from all FDIC-assisted acquisitions was $212.8 million at September 30, 2011, $295.5 million at December 31, 2010 and $324.2 million at September 30, 2010.

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

For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors included in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations, trends in volumes and terms of loans; and economic trends in the broad market and in specific industries.

The allowance for loan and lease losses attributed to impaired loans considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

The relative significance of risk considerations vary by portfolio segment. For commercial loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral.  In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and real estate construction loans. The primary risk considerations for consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

Generally, commercial, commercial real estate and real estate construction loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral or if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged-off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of activity in the allowance for loan and lease losses and period-end balances of loans evaluated for impairment, excluding covered loans, for the three and nine month periods ended September 30, 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loans and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended September 30, 2011

Allowance for loan and lease losses:
Beginning balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933
Provision for credit losses (2)	2,772	(1,604)	(691)	2,269	(122)	417	4,958	7,999
Charge-offs	(6,282)	(1,231)	(245)	(6,434)	(523)	(457)	—	(15,172)
Recoveries	3,367	779	82	201	11	148	—	4,588
Net charge-offs	(2,915)	(452)	(163)	(6,233)	(512)	(309)	—	(10,584)
Ending balance	$85,574	$47,004	$12,019	$25,491	$6,034	$2,059	$85,167	$263,348

Nine months ended September 30, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	5,359	(12,541)	(3,703)	(13,503)	194	(1,467)	31,864	6,203
Charge-offs	(12,966)	(4,127)	(1,267)	(8,897)	(1,443)	(913)	—	(29,613)
Recoveries	10,730	11,156	236	7,067	54	508	—	29,751
Net (charge-offs) recoveries	(2,236)	7,029	(1,031)	(1,830)	(1,389)	(405)	—	138
Ending balance	$85,574	$47,004	$12,019	$25,491	$6,034	$2,059	$85,167	$263,348

Ending balance of allowance:
Individually evaluated for impairment	$14,364	$1,375	$130	$2,989	$75	$—	$—	$18,933
Collectively evaluated for impairment	71,210	45,629	11,889	22,502	5,959	2,059	85,167	244,415

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$5,166,802	$2,059,114	$3,742,768	$335,712	$728,890	$130,923	$—	$12,164,209
Individually evaluated for impairment	32,489	25,898	10,226	82,584	6,630	648	—	158,475
Collectively evaluated for impairment	5,134,313	2,033,216	3,732,542	253,128	722,260	130,275	—	12,005,734

(1)        Includes lease financing loans.

(2)        Provision for credit losses in the allowance rollforward for the three months ended September 30, 2011 includes total provision for credit losses of $7.5 million and total transfers from the reserve for off-balance sheet credit commitments of $0.5 million.  Provision for credit losses for the nine months ended September 30, 2011 includes total provision expense for credit losses of $7.5 million and total transfers to the reserve for off-balance sheet credit commitments of $1.3 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses on non-covered loans for the three and nine months ended September 30, 2010:

	For the three	For the nine
	months ended	months ended
(in thousands)	September 30, 2010	September 30, 2010
Allowance for loan and lease losses
Balance, beginning of period	$290,492	$288,493
Charge-offs
Commercial	(20,100)	(60,850)
Commercial real estate mortgages	(9,105)	(24,556)
Residential mortgages	(604)	(2,684)
Real estate construction	(3,771)	(30,021)
Equity lines of credit	(807)	(1,363)
Installment	(200)	(1,702)
Total charge-offs	(34,587)	(121,176)
Recoveries
Commercial	2,229	4,064
Commercial real estate mortgages	151	233
Residential mortgages	32	111
Real estate construction	3,810	4,933
Equity lines of credit	14	23
Installment	117	547
Total recoveries	6,353	9,911
Net loans charged-off	(28,234)	(111,265)
Provision for credit losses	13,000	100,000
Transfers to reserve for off-balance sheet credit commitments	(1,091)	(3,061)
Balance, end of period	$274,167	$274,167

Off-balance sheet credit exposures include loan commitments, letters of credit and financial guarantees. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$23,325	$19,310	$21,529	$17,340
Transfers (to) from allowance for loan and lease losses	(499)	1,091	1,297	3,061
Balance, end of period	$22,826	$20,401	$22,826	$20,401

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at September 30, 2011 and December 31, 2010 is provided in the following tables:

				For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial	$4,768	$4,762	$—	$4,388	$—	$5,618	$—
Commercial real estate mortgages	16,461	16,460	—	15,536	42	18,265	232
Residential mortgages:
Fixed	4,452	4,433	—	6,143	9	7,367	171
Variable	3,810	3,807	—	3,986	14	3,823	48
Total residential mortgages	8,262	8,240	—	10,129	23	11,190	219
Real estate construction:
Construction	46,895	46,733	—	43,040	266	52,779	671
Land	23,739	23,864	—	17,505	—	20,568	—
Total real estate construction	70,634	70,597	—	60,545	266	73,347	671
Equity lines of credit	5,695	5,675	—	4,058	—	3,603	—
Installment:
Consumer	653	648	—	347	—	194	—
Total installment	653	648	—	347	—	194	—
Lease financing	466	448	—	614	—	868	99
Total with no related allowance	$106,939	$106,830	$—	$95,617	$331	$113,085	$1,221

With an allowance recorded:
Commercial	$26,802	$27,279	$14,364	$20,635	$—	$14,190	$—
Commercial real estate mortgages	9,438	9,438	1,375	9,299	—	11,259	—
Residential mortgages:
Fixed	528	524	—	534	—	797	—
Variable	1,464	1,462	130	732	—	1,078	—
Total residential mortgages	1,992	1,986	130	1,266	—	1,875	—
Real estate construction:
Construction	—	—	—	—	—	4,417	—
Land	11,931	11,987	2,989	11,053	—	5,527	—
Total real estate construction	11,931	11,987	2,989	11,053	—	9,944	—
Equity lines of credit	958	955	75	1,530	—	1,471	6
Installment:
Commercial	—	—	—	—	—	1,724	—
Total installment	—	—	—	—	—	1,724	—
Lease financing	—	—	—	—	—	214	—
Total with an allowance	$51,121	$51,645	$18,933	$43,783	$—	$40,677	$6

Total impaired loans by type:
Commercial	$31,570	$32,041	$14,364	$25,023	$—	$19,808	$—
Commercial real estate mortgages	25,899	25,898	1,375	24,835	42	29,524	232
Residential mortgages	10,254	10,226	130	11,395	23	13,065	219
Real estate construction	82,565	82,584	2,989	71,598	266	83,291	671
Equity lines of credit	6,653	6,630	75	5,588	—	5,074	6
Installment	653	648	—	347	—	1,918	—
Lease financing	466	448	—	614	—	1,082	99
Total impaired loans	$158,060	$158,475	$18,933	$139,400	$331	$153,762	$1,227

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2010
With no related allowance recorded:
Commercial	$7,295	$7,293	$—
Commercial real estate mortgages	23,496	23,426	—
Residential mortgages:
Fixed	10,942	10,858	—
Variable	4,048	4,040	—
Total residential mortgages	14,990	14,898	—
Real estate construction:
Construction	75,778	75,639	—
Land	23,732	23,732	—
Total real estate construction	99,510	99,371	—
Equity lines of credit	3,006	2,997	—
Installment:
Consumer	41	41	—
Total installment	41	41	—
Lease financing	1,137	1,107	—
Total with no related allowance	$149,475	$149,133	$—

With an allowance recorded:
Commercial	$8,567	$8,567	$2,067
Commercial real estate mortgages	19,139	19,154	1,889
Residential mortgages:
Fixed	566	563	69
Variable	1,435	1,428	273
Total residential mortgages	2,001	1,991	342
Real estate construction:
Construction	8,850	8,850	366
Total real estate construction	8,850	8,850	366
Equity lines of credit	1,868	1,862	255
Lease financing	855	855	525
Total with an allowance	$41,280	$41,279	$5,444

Total impaired loans by type:
Commercial	$15,862	$15,860	$2,067
Commercial real estate mortgages	42,635	42,580	1,889
Residential mortgages	16,991	16,889	342
Real estate construction	108,360	108,221	366
Equity lines of credit	4,874	4,859	255
Installment	41	41	—
Lease financing	1,992	1,962	525
Total impaired loans	$190,755	$190,412	$5,444

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Information on impaired loans, excluding covered loans, at September 30, 2010 is provided in the following table:

	Unpaid Principal Balance
(in thousands)	With No Allowance Recorded	With Allowance Recorded	Total Impaired Loans	Related Allowance
September 30, 2010
Commercial	$7,005	$18,029	$25,034	$10,245
Commercial real estate mortgage	14,522	34,742	49,264	4,706
Residential mortgages	14,111	1,428	15,539	22
Real estate construction	99,087	46,384	145,471	4,384
Equity lines of credit	2,303	883	3,186	30
Installment	41	90	131	44
Lease financing	792	855	1,647	855
Total impaired loans	$137,861	$102,411	$240,272	$20,286

Additional detail on the components of impaired loans, excluding covered loans, is provided below:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans (1)	$136,660	$179,578	$229,382
Troubled debt restructured loans on accrual	21,815	10,834	10,890
Total impaired loans, excluding covered loans	$158,475	$190,412	$240,272

(1)             Impaired loans exclude $9.5 million, $11.3 million and $9.7 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at September 30, 2011, December 31, 2010 and September 30, 2010.

Impaired loans may include troubled debt restructured loans that have been returned to accrual status. Impaired loans at September 30, 2011, December 31, 2010 and September 30, 2010 included $21.8 million, $10.8 million and $10.9 million, respectively, of restructured loans that have been returned to accrual status.

The average balance of impaired loans was $139.4 million and $153.8 million for the three months and nine months ended September 30, 2011, respectively. The average balance of impaired loans was $251.1 million and $299.2 million for the same periods of 2010. With the exception of restructured loans that have been returned to accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

The following tables provide information on troubled debt restructured loans at September 30, 2011:

	September 30, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	8	$9,634	$2,192	$206
Commercial real estate mortgages	2	15,371	14,521	739
Residential mortgages:
Fixed	1	560	524	48
Variable	1	969	937	—
Total residential mortgages	2	1,529	1,461	48
Real estate construction:
Construction	3	36,649	20,617	—
Land	2	6,449	6,376	—
Total real estate construction	5	43,098	26,993	—
Lease financing	2	765	448	—
Total troubled debt restructured loans	19	$70,397	$45,615	$993

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties grants a concession to the borrower it would not otherwise consider. Loans totaling $26.1 million and $35.7 million were modified in troubled debt restructurings during the three months and nine months ended September 30, 2011, respectively. The concessions granted in the restructurings completed in 2011 largely consisted of modifications of payment terms on commercial real estate and construction loans to interest-only with deferred principal repayment. The unpaid principal balance of troubled debt restructured loans was $45.6 million, before specific reserves of $1.0 million, at September 30, 2011, $32.5 million, before specific reserves of $1.6 million, at December 31, 2010, and $42.8 million, before specific reserves of $1.7 million, at September 30, 2010. Loans modified in a troubled debt restructurings are impaired loans and subject to the same measurement criteria as all other impaired loans. All troubled debt restructured loans were performing in accordance with their restructured terms at September 30, 2011. As of September 30, 2011, there were no commitments to lend additional funds on restructured loans.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid.  The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at September 30, 2011, December 31, 2010 and September 30, 2010 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2011
Commercial	$6,626	$935	$—	$34,489	$42,050	$4,735,440	$4,777,490
Commercial real estate mortgages	6,406	—	—	20,746	27,152	2,031,962	2,059,114
Residential mortgages:
Fixed	525	—	379	6,180	7,084	1,655,854	1,662,938
Variable	—	—	—	4,332	4,332	2,075,498	2,079,830
Total residential mortgages	525	—	379	10,512	11,416	3,731,352	3,742,768
Real estate construction:
Construction	—	—	—	34,976	34,976	200,524	235,500
Land	—	—	—	35,851	35,851	64,361	100,212
Total real estate construction	—	—	—	70,827	70,827	264,885	335,712
Equity lines of credit	74	—	—	8,401	8,475	720,415	728,890
Installment:
Commercial	—	—	—	12	12	1,371	1,383
Consumer	58	106	—	695	859	128,681	129,540
Total installment	58	106	—	707	871	130,052	130,923
Lease financing	—	—	—	448	448	388,864	389,312
Total	$13,689	$1,041	$379	$146,130	$161,239	$12,002,970	$12,164,209

December 31, 2010
Commercial	$9,832	$4,178	$904	$19,498	$34,412	$4,102,462	$4,136,874
Commercial real estate mortgages	15,112	3,996	—	44,882	63,990	1,894,327	1,958,317
Residential mortgages:
Fixed	—	731	379	13,253	14,363	1,628,683	1,643,046
Variable	—	—	—	5,468	5,468	1,903,798	1,909,266
Total residential mortgages	—	731	379	18,721	19,831	3,532,481	3,552,312
Real estate construction:
Construction	554	—	—	74,446	75,000	251,518	326,518
Land	—	—	—	23,763	23,763	117,504	141,267
Total real estate construction	554	—	—	98,209	98,763	369,022	467,785
Equity lines of credit	74	526	—	6,782	7,382	726,359	733,741
Installment:
Commercial	63	—	—	308	371	30,790	31,161
Consumer	304	—	—	282	586	128,397	128,983
Total installment	367	—	—	590	957	159,187	160,144
Lease financing	7	—	1,216	2,241	3,464	373,991	377,455
Total	$25,946	$9,431	$2,499	$190,923	$228,799	$11,157,829	$11,386,628

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2010
Commercial	$9,910	$5,629	$641	$27,692	$43,872	$3,971,241	$4,015,113
Commercial real estate mortgages	4,655	2,667	—	50,366	57,688	1,910,271	1,967,959
Residential mortgages:
Fixed	—	2,989	379	10,406	13,774	1,644,885	1,658,659
Variable	—	770	—	5,853	6,623	1,921,576	1,928,199
Total residential mortgages	—	3,759	379	16,259	20,397	3,566,461	3,586,858
Real estate construction:
Construction	1,439	—	—	103,798	105,237	318,396	423,633
Land	—	9,250	—	31,980	41,230	110,197	151,427
Total real estate construction	1,439	9,250	—	135,778	146,467	428,593	575,060
Equity lines of credit	645	200	—	5,584	6,429	750,781	757,210
Installment:
Commercial	609	—	—	88	697	38,723	39,420
Consumer	66	4	—	976	1,046	126,929	127,975
Total installment	675	4	—	1,064	1,743	165,652	167,395
Lease financing	—	—	—	2,362	2,362	346,668	349,030
Total	$17,324	$21,509	$1,020	$239,105	$278,958	$11,139,667	$11,418,625

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis.  Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of September 30, 2011, December 31, 2010 and September 30, 2010. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	September 30, 2011
(in thousands)	Nonclassified	Classified	Total
Commercial	$4,662,968	$114,522	$4,777,490
Commercial real estate mortgages	1,862,924	196,190	2,059,114
Residential mortgages:
Fixed	1,647,088	15,850	1,662,938
Variable	2,060,273	19,557	2,079,830
Total residential mortgages	3,707,361	35,407	3,742,768
Real estate construction:
Construction	145,941	89,559	235,500
Land	45,257	54,955	100,212
Total real estate construction	191,198	144,514	335,712
Equity lines of credit	712,514	16,376	728,890
Installment:
Commercial	1,371	12	1,383
Consumer	128,128	1,412	129,540
Total installment	129,499	1,424	130,923
Lease financing	384,870	4,442	389,312
Total	$11,651,334	$512,875	$12,164,209

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

	December 31, 2010			September 30, 2010
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$4,009,923	$126,951	$4,136,874	$3,852,269	$162,844	$4,015,113
Commercial real estate mortgages	1,727,353	230,964	1,958,317	1,722,912	245,047	1,967,959
Residential mortgages:
Fixed	1,615,970	27,076	1,643,046	1,626,920	31,739	1,658,659
Variable	1,880,570	28,696	1,909,266	1,878,322	49,877	1,928,199
Total residential mortgages	3,496,540	55,772	3,552,312	3,505,242	81,616	3,586,858
Real estate construction:
Construction	129,671	196,847	326,518	158,829	264,804	423,633
Land	53,400	87,867	141,267	61,874	89,553	151,427
Total real estate construction	183,071	284,714	467,785	220,703	354,357	575,060
Equity lines of credit	716,276	17,465	733,741	737,762	19,448	757,210
Installment:
Commercial	21,349	9,812	31,161	36,740	2,680	39,420
Consumer	126,905	2,078	128,983	125,158	2,817	127,975
Total installment	148,254	11,890	160,144	161,898	5,497	167,395
Lease financing	371,684	5,771	377,455	342,740	6,290	349,030
Total	$10,653,101	$733,527	$11,386,628	$10,543,526	$875,099	$11,418,625

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$67,629	$46,255	$67,389	$—
Provision for losses	5,147	8,233	25,979	54,749
Charge-offs	(325)	(414)	(325)	(414)
Reduction in allowance due to loan removals	(10,698)	(4,017)	(31,290)	(4,278)
Balance, end of period	$61,753	$50,057	$61,753	$50,057

The allowance for loan losses on covered loans was $61.8 million and $50.1 million as of September 30, 2011 and 2010, respectively. The Company recorded provision expense of $5.1 million and $26.0 million on covered loans for the three and nine months ended September 30, 2011, respectively, and $8.2 million and $54.7 million for the three and nine months ended September 30, 2010, respectively.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans.  The allowance for loan losses on covered loans is reduced for any loan removals.  A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At September 30, 2011 and 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status.  Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $1.0 million, $2.6 million and $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of September 30, 2011,  December 31, 2010 and September 30, 2010, respectively.

At September 30, 2011, covered loans that were 30 to 89 days delinquent totaled $37.5 million and covered loans that were 90 days or more past due on accrual status totaled $336.2 million.  At December 31, 2010, covered loans that were 30 to 89 days delinquent totaled $99.5 million and covered loans that were 90 days or more past due on accrual status totaled $399.0 million.  At September 30, 2010, covered loans that were 30 to 89 days delinquent totaled $45.5 million and covered loans that were 90 days or more past due on accrual status totaled $416.9 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011			For the three months ended September 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292
Additions	1,647	15,271	16,918	19,595	26,386	45,981
Sales	(3,894)	(19,804)	(23,698)	(14,108)	(7,420)	(21,528)
Valuation adjustments	(866)	(7,526)	(8,392)	(1,476)	(7,416)	(8,892)
Balance, end of period	$44,521	$102,848	$147,369	$58,462	$110,391	$168,853

The following table provides a summary of OREO activity for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30, 2011			For the nine months ended September 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	12,175	76,398	88,573	46,740	84,430	131,170
Sales	(21,041)	(62,957)	(83,998)	(21,696)	(18,212)	(39,908)
Valuation adjustments	(3,930)	(31,459)	(35,389)	(19,890)	(16,385)	(36,275)
Balance, end of period	$44,521	$102,848	$147,369	$58,462	$110,391	$168,853

At September 30, 2011, OREO was $147.4 million and included $102.8 million of covered OREO. At December 31, 2010, OREO was $178.2 million and included $120.9 million of covered OREO. At September 30, 2010, OREO was $168.9 million and included covered OREO of $110.4 million.  The balance of OREO at September 30, 2011, December 31, 2010 and September 30, 2010 is net of valuation allowances of $40.6 million, $5.5 million and $3.2 million, respectively.

Note 7. Other Real Estate Owned (Continued)

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss-sharing agreements, 80 percent of eligible covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC. The portion of these expenses that is reimbursable is recorded in FDIC loss sharing income, net in the noninterest income section of the consolidated statements of income.

Note 8. Borrowed Funds

The components of short-term borrowings and long-term debt as of September 30, 2011, December 31, 2010 and September 30, 2010 are provided below:

	September 30,	December 31,	September 30,
(in thousands) (1)	2011	2010	2010
Short-term borrowings
Current portion of subordinated debt:
City National Bank - 6.75% Subordinated Notes Due September 2011	$—	$152,824	$155,649
Federal funds purchased	30,000	—	—
Other short-term borrowings	640	620	710
Total short-term borrowings	$30,640	$153,444	$156,359

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$218,147	$223,416	$225,934
City National Corporation - 5.25% Senior Notes Due September 2020	297,232	297,003	297,112
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,708	49,680	49,671
City National Bank - 9.00% Subordinated Notes Due August 2019	74,853	74,839	74,834
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,892	54,882	54,879
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities Due November 2034 (4)	5,151	5,151	5,151
9.625% City National Capital Trust I Securities Due February 2040	—	—	243,211
Total long-term debt	$699,983	$704,971	$950,792

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

(4)      These floating rate securities pay interest of three-month LIBOR plus 1.965 percent and is reset quarterly.  As of September 30, 2011, the interest rate was approximately 2.27 percent.

Note 9. Shareholders’ Equity

The components of accumulated other comprehensive income, net of tax, at September 30, 2011, December 31, 2010 and September 30, 2010 are as follows:

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Net unrealized gain on securities available-for-sale	$82,805	$36,386	$71,109
Net unrealized gain on cash flow hedges	281	1,184	2,195
Pension liability adjustment	(619)	(717)	65
Total accumulated other comprehensive income	$82,467	$36,853	$73,369

The components of total comprehensive income for the nine months ended September 30, 2011 and 2010 are as follows:

	For the nine months ended September 30,
(in thousands)	2011	2010
Net income (1)	$130,239	$93,040
Other comprehensive income:
Securities available for sale:
Net unrealized gain, net of taxes of $35,201 and $61,277 and reclassification of $2,882 and $625 included in net income	48,952	85,215
Non-credit related impairment loss, net of taxes of ($1,822) and ($4,847)	(2,533)	(6,740)
Net unrealized loss on cash flow hedges, net of taxes of $0 and $3,116 and reclassification of $525 and $4,333 included in net income	(903)	(2,176)
Pension liability adjustment	98	119
Total other comprehensive income	45,614	76,418
Total comprehensive income	$175,853	$169,458

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $1,511 and $1,415 for the nine-month periods ended September 30, 2011 and 2010, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets.

The following table summarizes the Company’s share repurchases for the three months ended September 30, 2011.  All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock.  There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the nine months ended September 30, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 1, 2011 to July 31, 2011	67	$54.57
August 1, 2011 to August 31, 2011	29	49.77
September 1, 2011 to September 30, 2011	159	40.18
	255	45.05

At September 30, 2011, the Corporation had 1.3 million shares of common stock reserved for issuance and 0.9 million shares of unvested restricted stock granted to employees and directors under share-based compensation programs.

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Basic EPS:
Net income attributable to City National Corporation	$41,398	$34,418	$128,561	$91,434
Less: Dividends and accretion on preferred stock	—	—	—	5,702
Net income available to common shareholders	$41,398	$34,418	$128,561	$85,732
Less: Earnings allocated to participating securities	655	447	1,988	1,078
Earnings allocated to common shareholders	$40,743	$33,971	$126,573	$84,654

Weighted average common shares outstanding	52,481	52,105	52,422	51,937

Basic earnings per common share	$0.78	$0.65	$2.41	$1.63

Diluted EPS:
Earnings allocated to common shareholders (1)	$40,745	$33,974	$126,586	$84,661

Weighted average common shares outstanding	52,481	52,105	52,422	51,937
Dilutive effect of equity awards	239	393	460	454
Weighted average diluted common shares outstanding	52,720	52,498	52,882	52,391

Diluted earnings per common share	$0.77	$0.65	$2.39	$1.62

(1)      Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 3.8 million and 2.0 million average outstanding stock options that were antidilutive for the three months ended September 30, 2011 and 2010, respectively. There were 2.5 million average outstanding stock options that were antidilutive for the nine month period ended September 30, 2011 compared to 2.1 million outstanding stock options and a 0.4 million common stock warrant that were antidilutive for the same period in 2010.

Note 11. Share-Based Compensation

On September 30, 2011, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008.  No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.7 million and $14.2 million for the three and nine months ended September 30, 2011, respectively, and $4.3 million and $12.4 million for the three and nine months ended September 30, 2010, respectively. The Company received $4.8 million and $18.6 million in cash for the exercise of stock options during the nine months ended September 30, 2011 and 2010, respectively. The tax benefit recognized for share-based compensation arrangements in equity was $1.2 million for the nine months ended September 30, 2011, compared with $2.1 million for the nine months ended September 30, 2010.

Note 11. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors.  No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of September 30, 2011. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant.  These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee. The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises.  All unexercised options expire 10 years from the grant date. At September 30, 2011, there were approximately 1.3 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the nine months ended
	September 30		September 30
	2011	2010	2011	2010
Weighted-average volatility	30.87%	31.43%	30.90%	31.42%
Dividend yield	2.65%	0.76%	1.66%	0.73%
Expected term (in years)	6.51	6.29	6.11	6.10
Risk-free interest rate	2.35%	2.14%	2.87%	2.91%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2011 and 2010 were $17.67 and $16.82, respectively.  The total intrinsic values of options exercised during the nine months ended September 30, 2011 and 2010 were $2.6 million and $9.4 million, respectively.

Note 11. Share-Based Compensation (Continued)

A summary of option activity and related information for the nine months ended September 30, 2011 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term

Outstanding at January 1, 2011	4,650	$51.38
Granted	576	59.59
Exercised	(127)	37.73
Forfeited or expired	(45)	56.88
Outstanding at September 30, 2011	5,054	$52.61	$10,345	5.43
Exercisable at September 30, 2011	3,385	$55.57	$4,808	4.01

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine months ended September 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)

Unvested at January 1, 2011	1,753	$11.62
Granted	576	17.67
Vested	(636)	11.90
Forfeited	(24)	13.05
Unvested at September 30, 2011	1,669	$13.58

The number of options vested during the nine months ended September 30, 2011 and 2010 were 635,675 and 581,789, respectively.  The total fair value of options vested during the nine months ended September 30, 2011 and 2010 was $7.6 million and $7.1 million, respectively. As of September 30, 2011, there was $15.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the nine months ended September 30, 2011 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)

Unvested at January 1, 2011	717	$45.04
Granted	334	60.66
Vested	(153)	49.08
Forfeited	(12)	48.73
Unvested at September 30, 2011	886	$50.19

(1) Includes restricted stock units.

Note 11. Share-Based Compensation (Continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award.  The weighted-average grant-date fair values of restricted stock granted during the nine months ended September 30, 2011 and 2010 were $60.66 and $50.74, respectively. The number of restricted shares vested during the nine months ended September 30, 2011 and 2010 were 152,663 and 111,676, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2011 and 2010 was $7.5 million. The compensation expense related to restricted stock for the nine months ended September 30, 2011 and 2010 was $7.5 million and $6.2 million, respectively. As of September 30, 2011, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $28.3 million. That cost is expected to be recognized over a weighted-average period of 3.7 years.

Note 12. Derivative Instruments

The following table summarizes the notional amounts of derivative instruments as of September 30, 2011, December 31, 2010 and September 30, 2010.  The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties.

Notional Amounts of Derivative Instruments

(in millions)	September 30, 2011	December 31, 2010	September 30, 2010

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$—	$10.0	$10.0
Long-term and subordinated debt	207.4	355.9	356.8
Total fair value contracts	$207.4	$365.9	$366.8

Interest rate swaps - cash flow:
Prime based loans	$—	$—	$50.0

Total derivatives designated as hedging instruments	$207.4	$365.9	$416.8

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,293.2	$1,043.8	$972.5
Interest-rate caps, floors and collars	245.4	84.5	87.4
Options purchased	2.0	2.0	2.0
Options written	2.0	2.0	2.0
Total interest-rate contracts	$1,542.6	$1,132.3	$1,063.9

Foreign exchange contracts:
Spot and forward contracts	$142.9	$78.2	$217.4
Options purchased	—	—	14.5
Options written	—	—	14.5
Total foreign exchange contracts	$142.9	$78.2	$246.4

Total derivatives not designated as hedging instruments	$1,685.5	$1,210.5	$1,310.3

Note 12. Derivative Instruments (Continued)

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2011, December 31, 2010 and September 30, 2010. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Fair Values of Derivative Instruments

	September 30, 2011		December 31, 2010		September 30, 2010
(in millions) (1)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Certificates of deposit	$—	$—	$0.3	$—	$0.5	$—
Long-term and subordinated debt	10.5	—	19.8	—	27.4	—
Total fair value contracts	$10.5	$—	$20.1	$—	$27.9	$—

Interest rate swaps - cash flow:
Prime based loans	$—	$—	$—	$—	$0.3	$—

Total derivatives designated as hedging instruments	$10.5	$—	$20.1	$—	$28.2	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$49.3	$50.6	$25.7	$25.7	$36.8	$37.8
Interest-rate caps, floors and collars	0.4	0.4	0.5	0.5	0.7	0.7
Options purchased	0.1	0.1	0.2	0.2	0.1	0.1
Total interest-rate contracts	$49.8	$51.1	$26.4	$26.4	$37.6	$38.6

Option contracts	$1.1	$—	$—	$—	$—	$—

Foreign exchange contracts:
Spot and forward contracts	$2.3	$2.4	$1.3	$1.0	$4.9	$4.7
Options written	—	—	—	—	0.3	0.3
Total foreign exchange contracts	$2.3	$2.4	$1.3	$1.0	$5.2	$5.0

Total derivatives not designated as hedging instruments	$53.2	$53.5	$27.7	$27.4	$42.8	$43.6

(1)          Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of September 30, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at September 30, 2011. The positive fair value of the fair value hedges of $10.5 million is recorded in other assets.  It includes a mark-to-market asset of $11.2 million and net interest receivable of $1.1 million, less $1.8 million of cash collateral received from a counterparty. The balance of borrowings reported in the consolidated balance sheet includes an $11.2 million mark-to-market adjustment associated with interest-rate hedge transactions. AOCI includes a net deferred gain of $0.3 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

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

As of September 30, 2010, the Company had $416.8 million notional amount of interest-rate swap hedge transactions, of which $366.8 million were designated as fair value hedges and $50.0 million were designated as cash flow hedges. The positive fair value of the fair value hedges of $27.9 million is recorded in other assets. It includes a mark-to-market asset of $26.0 million and net interest receivable of $1.9 million. The balance of deposits and borrowings reported in the consolidated balance sheet include a $26.0 million mark-to-market adjustment associated with interest-rate hedge transactions. The net positive fair value of cash flow hedges of variable-rate loans of $0.3 million includes a mark-to-market asset of $0.2 million and interest receivable of $0.1 million. AOCI includes $0.1 million, after tax, related to the net positive fair value of cash flow hedges at September 30, 2010. AOCI also includes a net deferred gain of $2.1 million related to cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense.  The impact of interest-rate swaps on interest income and interest expense for the three and nine months ended September 30, 2011 and 2010 is provided below:

(in millions) Derivative Instruments Designated as	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
Hedging Instruments	Statements of Income	2011	2010	2011	2010
Interest-rate swaps-fair value	Interest expense	$(3.5)	$(4.2)	$(12.0)	$(13.0)
Interest-rate swaps-cash flow	Interest income	0.1	1.9	0.9	7.4
Total income		$3.6	$6.1	$12.9	$20.4

Fair value and cash flow interest-rate swaps increased net interest income by $3.6 million and $12.9 million for the three and nine months ended September 30, 2011, respectively, and increased net interest income by $6.1 million and $20.4 million for the same periods in 2010.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the nine months ended September 30, 2011, accordingly, the gains on cash flow hedges reclassified from AOCI to interest income for the three and nine months ended September 30, 2011 of $0.1 million and $0.9 million, respectively, represent the amortization of deferred gains on terminated cash flow hedges. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and nine months ended September 30, 2010 was $1.9 million and $7.4 million, respectively.  Within the next 12 months, $0.2 million of other comprehensive income, representing the amortization of deferred gains on terminated cash flow swaps, is expected to be reclassified into interest income. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income.

The amount of after-tax loss on cash flow hedges recognized in AOCI was $2.2 million for the nine months ended September 30, 2010 and includes the loss on the change in fair value of cash flow hedges as well as deferred gains on the early termination of cash flow swaps.

Note 12. Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income.  The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2011 and 2010:

(in millions) Derivatives Not Designated	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
as Hedging Instruments	Statements of Income	2011	2010	2011	2010
Interest-rate contracts	Other noninterest income	$(1.0)	$(0.4)	$(1.3)	$(1.3)
Option contracts	Other noninterest income	0.6	—	0.5	(0.1)
Foreign exchange contracts	International services income	7.1	5.2	18.4	15.7
Total income		$6.7	$4.8	$17.6	$14.3

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2011 was $26.6 million. The Company delivered collateral valued at $18.5 million on swap agreements that had credit-risk contingent features and were in a net liability position at September 30, 2011.

The Company’s interest-rate swaps had $4.7 million, $5.3 million and $5.5 million of credit risk exposure at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date.  Collateral in the form of securities valued at $6.5 million, $9.7 million and $14.5 million had been received from swap counterparties at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The Company delivered collateral valued at $22.7 million on swap agreements that did not have credit-risk contingent features at September 30, 2011.

Note 13. Income Taxes

The Company recognized income tax expense of $16.3 million and $54.8 million for the three and nine months ended September 30, 2011, respectively.  The Company recognized income tax expense of $13.5 million and $15.0 million for the same periods in 2010. The income tax benefit for the nine months of 2010 includes a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts.

Note 13. Income Taxes (Continued)

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.4 million for the nine-month period ended September 30, 2011 and $0.5 million of benefit on accrued interest and penalties for the same period in 2010. The Company had approximately $3.3 million, $2.9 million and $2.8 million of accrued interest and penalties as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

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

From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

Note 14. Retirement Plans

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.5 million and $13.5 million for the three and nine months ended September 30, 2011, respectively. Profit sharing and matching contribution expense was $4.1 million and $8.5 million for the same periods in 2010, respectively.

The Company has a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers. The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting — Defined Benefit Pension Plans. At September 30, 2011, there was a $6.8 million unfunded pension liability related to the SERP. Expense for the three and nine months ended September 30, 2011 was $0.2 million and $0.7 million, respectively. Expense for the three and nine months ended September 30, 2010 was $0.2 million and $0.6 million, respectively.

There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000. As of September 30, 2011, there was an unfunded pension liability for this SERP of $2.4 million. Expense for the three months ended September 30, 2011 and 2010 was insignificant. Expense for the nine months ended September 30, 2011 and 2010 was $0.3 million and $0.1 million, respectively.

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

In 2011, the Company received unfavorable judgments through arbitration on two dispute-related legal claims totaling $7.2 million. Approximately $5.3 million of these judgments was covered by the Company’s insurance policies and was received in full by the Company in 2011. Net charges of $1.2 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the nine-months ended September 30, 2011. Net charges of $0.7 million were recognized in the nine-months months ended September 30, 2010.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits.  The balance of the investments in these entities was $109.9 million, $99.7 million and $98.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $28.2 million at September 30, 2011. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2011, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $3.2 million aggregate carrying value of these investments at September 30, 2011. There were no unfunded commitments for these affordable housing investments at September 30, 2011.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $40.1 million, $37.5 million and $36.7 million at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

The Bank has two real estate investment trust subsidiaries that have issued preferred stock to third-party investors. The ownership interests of third-party investors are included in Noncontrolling interest in the equity section of the consolidated balance sheets. In July and August 2011, the Company liquidated or redeemed all outstanding shares of preferred stock held by noncontrolling interest owners.

Redeemable Noncontrolling Interest

The Corporation holds a majority ownership interest in five investment management and wealth advisory affiliates that it consolidates. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in its firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding its operations and is an active participant in the management of the affiliates through its position on each firm’s board.

Note 17.  Noncontrolling Interest (Continued)

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

As of September 30, 2011, affiliate noncontrolling owners held equity interests with an estimated fair value of $42.7 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a rollforward of redeemable noncontrolling interest for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,
(in thousands)	2011	2010
Balance, beginning of period	$45,676	$51,381
Net income	1,511	1,415
Distributions to redeemable noncontrolling interest	(1,612)	(1,653)
Additions and redemptions, net	(2,948)	(4,721)
Adjustments to fair value	704	545
Other	(627)	—
Balance, end of period	$42,704	$46,967

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

Note 18. Segment Results (Continued)

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

Note 18. Segment Results (Continued)

	For the three months ended September 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$190,080	$479	$8,757	$199,316
Provision for credit losses on loans and leases, excluding covered loans	7,500	—	—	7,500
Provision for losses on covered loans	5,147	—	—	5,147
Noninterest income	38,128	41,070	(9,563)	69,635
Depreciation and amortization	3,689	1,525	3,821	9,035
Noninterest expense	169,003	35,293	(15,694)	188,602
Income before income taxes	42,869	4,731	11,067	58,667
Provision (benefit) for income taxes	18,005	1,823	(3,561)	16,267
Net income	24,864	2,908	14,628	42,400
Less: Net income attributable to noncontrolling interest	—	391	611	1,002
Net income attributable to City National Corporation	$24,864	$2,517	$14,017	$41,398

Selected Average Balances:
Loans and leases, excluding covered loans	$11,747,735	$—	$48,909	$11,796,644
Covered loans	1,664,349	—	—	1,664,349
Total assets	13,882,867	556,584	8,559,111	22,998,562
Deposits	19,274,187	58,884	391,527	19,724,598
Goodwill	324,761	161,622	—	486,383
Customer-relationship intangibles, net	11,597	27,320	—	38,917

	For the three months ended September 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$178,864	$473	$8,379	$187,716
Provision for credit losses on loans and leases, excluding covered loans	13,000	—	—	13,000
Provision for losses on covered loans	8,233	—	—	8,233
Noninterest income	51,187	39,738	(24,127)	66,798
Depreciation and amortization	3,497	1,431	3,651	8,579
Noninterest expense	155,178	35,561	(14,637)	176,102
Income before income taxes	50,143	3,219	(4,762)	48,600
Provision (benefit) for income taxes	21,060	1,274	(8,873)	13,461
Net income	29,083	1,945	4,111	35,139
Less: Net income attributable to noncontrolling interest	—	186	535	721
Net income attributable to City National Corporation	$29,083	$1,759	$3,576	$34,418

Selected Average Balances:
Loans and leases, excluding covered loans	$11,364,427	$—	$50,444	$11,414,871
Covered loans	2,015,714	—	—	2,015,714
Total assets	14,064,411	568,482	6,981,855	21,614,748
Deposits	17,734,040	44,787	518,391	18,297,218
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	13,771	30,102	—	43,873

Note 18. Segment Results (Continued)

	For the nine months ended September 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$543,797	$1,578	$26,058	$571,433
Provision for credit losses on loans and leases, excluding covered loans	7,500	—	—	7,500
Provision for losses on covered loans	25,979	—	—	25,979
Noninterest income	161,183	124,011	(29,729)	255,465
Depreciation and amortization	10,977	4,471	11,511	26,959
Noninterest expense	513,170	113,057	(46,320)	579,907
Income before income taxes	147,354	8,061	31,138	186,553
Provision (benefit) for income taxes	61,889	2,751	(9,837)	54,803
Net income	85,465	5,310	40,975	131,750
Less: Net income attributable to noncontrolling interest	—	1,511	1,678	3,189
Net income attributable to City National Corporation	$85,465	$3,799	$39,297	$128,561

Selected Average Balances:
Loans and leases, excluding covered loans	$11,468,231	$—	$56,590	$11,524,821
Covered loans	1,748,033	—	—	1,748,033
Total assets	13,718,262	554,570	7,861,843	22,134,675
Deposits	18,463,503	55,659	384,021	18,903,183
Goodwill	324,910	161,633	—	486,543
Customer-relationship intangibles, net	12,200	28,106	—	40,306

	For the nine months ended September 30, 2010
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$520,724	$1,180	$23,315	$545,219
Provision for credit losses on loans and leases, excluding covered loans	100,000	—	—	100,000
Provision for losses on covered loans	54,749	—	—	54,749
Noninterest income	197,743	119,990	(51,426)	266,307
Depreciation and amortization	10,214	4,916	10,734	25,864
Noninterest expense	457,472	107,258	(43,292)	521,438
Income before income taxes	96,032	8,996	4,447	109,475
Provision (benefit) for income taxes	40,334	3,184	(28,498)	15,020
Net income	55,698	5,812	32,945	94,455
Less: Net income attributable to noncontrolling interest	—	1,415	1,606	3,021
Net income attributable to City National Corporation	$55,698	$4,397	$31,339	$91,434

Selected Average Balances:
Loans and leases, excluding covered loans	$11,603,033	$—	$42,067	$11,645,100
Covered loans	1,951,248	—	—	1,951,248
Total assets	14,249,273	557,865	6,091,526	20,898,664
Deposits	16,984,944	46,766	560,763	17,592,473
Goodwill	318,340	161,642	—	479,982
Customer-relationship intangibles, net	12,624	31,058	—	43,682

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2011 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts)	2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$41,398	$47,471	$34,418	(13)%	20%
Net income per common share, basic	0.78	0.89	0.65	(12)	20
Net income per common share, diluted	0.77	0.88	0.65	(13)	18
Dividends per common share	0.20	0.20	0.10	—	100

At Quarter End
Assets	$23,104,260	$22,526,089	$21,823,616	3	6
Securities	7,278,995	6,473,884	5,568,620	12	31
Loans and leases, excluding covered loans	12,164,209	11,663,123	11,418,625	4	7
Covered loans (1)	1,611,856	1,724,634	1,960,190	(7)	(18)
Deposits	19,909,081	19,265,120	18,413,606	3	8
Shareholders’ equity	2,120,465	2,058,921	1,951,974	3	9
Total equity	2,120,465	2,084,010	1,977,163	2	7
Book value per common share	40.40	39.24	37.46	3	8

Average Balances
Assets	$22,998,562	$22,009,749	$21,614,748	4	6
Securities	6,954,084	6,224,348	4,980,237	12	40
Loans and leases, excluding covered loans	11,796,644	11,515,989	11,414,871	2	3
Covered loans (1)	1,664,349	1,770,377	2,015,714	(6)	(17)
Deposits	19,724,598	18,784,448	18,297,218	5	8
Shareholders’ equity	2,093,428	2,028,357	1,935,017	3	8
Total equity	2,117,249	2,053,447	1,960,206	3	8

Selected Ratios
Return on average assets (annualized)	0.71%	0.87%	0.63%	(18)	13
Return on average equity (annualized)	7.85	9.39	7.06	(16)	11
Corporation’s tier 1 leverage	6.82	7.09	7.82	(4)	(13)
Corporation’s tier 1 risk-based capital	10.32	10.66	11.97	(3)	(14)
Corporation’s total risk-based capital	12.93	13.34	14.74	(3)	(12)
Period-end shareholders’ equity to period-end assets	9.18	9.14	8.94	0	3
Period-end equity to period-end assets	9.18	9.25	9.06	(1)	1
Dividend payout ratio, per common share	25.70	22.40	15.31	15	68
Net interest margin	3.79	3.85	3.84	(2)	(1)
Expense to revenue ratio (2)	67.68	66.24	66.91	2	1

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	1.20%	1.14%	2.09%	5	(43)
Nonaccrual loans and OREO to total loans and leases and OREO	1.56	1.54	2.59	1	(40)
Allowance for loan and lease losses to total loans and leases	2.16	2.28	2.40	(5)	(10)
Allowance for loan and lease losses to nonaccrual loans	180.21	200.25	114.66	(10)	57
Net recoveries/(charge-offs) to average total loans and leases (annualized)	(0.36)	0.15	(0.98)	NM	(63)

At Quarter End
Assets under management (4)	$33,590,547	$36,407,304	$35,689,986	(8)	(6)
Assets under management or administration (4)	55,647,068	58,502,035	56,890,620	(5)	(2)

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

(3)          Excludes covered assets, which consist of acquired loans and OREO that are covered under a loss sharing agreement with the FDIC.

(4)          Excludes $16.09 billion, $19.54 billion and $18.97 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

See “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” on page 94 in connection with “forward-looking” statements included in this report.

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

HIGHLIGHTS

•       For the quarter ended September 30, 2011, consolidated net income attributable to City National Corporation was $41.4 million, or $0.77 per diluted share compared to $34.4 million, or $0.65 per diluted share, for the year-earlier quarter. During the nine month period ended September 30, 2011, the Company earned net income of $128.6 million, or $2.39 per diluted share, compared to $91.4 million, or $1.62 per diluted share, for the year earlier period. The increase in net income is primarily due to lower provision for losses on all loans and leases. The Company recorded $7.5 million of provision expense on non-covered loans for the three and nine months ended September 30, 2011 compared to $13.0 million and $100.0 million for the three and nine months ended September 30, 2010, respectively. Provision expense for covered loans was $5.1 million and $8.2 million for the third quarter of 2011 and 2010, respectively, and $26.0 million and $54.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net income was partially offset by higher FDIC loss sharing expense and increased noninterest expense.

•       Revenue, which consists of net interest income and noninterest income, was $269.0 million for the third quarter of 2011, down 5 percent from $282.8 million in the second quarter of 2011, but up 6 percent from $254.5 million in the year-earlier quarter.

•       Fully taxable-equivalent net interest income, including dividend income, increased to $203.6 million for the third quarter of 2011, up 4 percent from the second quarter of 2011 and 7 percent from the third quarter of 2010.

•       The Company’s net interest margin was 3.79 percent for the third quarter of 2011, compared with 3.85 percent for the second quarter of 2011 and 3.84 percent for the third quarter of 2010.

•       Noninterest income was $69.6 million for the third quarter of 2011, down 24 percent from the second quarter of 2011 but up 4 percent from the year-earlier quarter. The decrease from the second quarter of 2011 was due largely to higher FDIC loss sharing expense, lower gains on transfers of covered loans to OREO and a gain on acquisition recognized in the second quarter of 2011.

•       Noninterest expense for the third quarter of 2011 was $197.6 million, down 7 percent from the second quarter of 2011 and up 7 percent from the year-earlier quarter. The decrease from the second quarter of 2011 was due primarily to lower OREO expense and FDIC assessments. Expense growth from the third quarter of last year was due largely to higher compensation, reflecting the addition of more than 90 new colleagues. The growth also stems from higher expenses for OREO, legal and professional services, and marketing and advertising.

•       The Company’s effective tax rate was 27.7 percent for the third quarter of 2011 compared with 29.8 percent for the second quarter of 2011 and unchanged from the year-ago period.

•       Total assets were $23.10 billion at September 30, 2011, up 3 percent from $22.53 billion at June 30, 2011 and 6 percent from $21.82 billion at September 30, 2010. Total average assets increased to $23.00 billion for the third quarter of 2011 from $22.01 billion for the second quarter of 2011 and $21.61 billion for the third quarter of 2010.

•       Loans and leases, excluding covered loans, were $12.16 billion at September 30, 2011, an increase of 4 percent from June 30, 2011 and 7 percent from September 30, 2010. Average loans for the third quarter of 2011, on the same basis, were $11.80 billion, up 2 percent from the second quarter of 2011 and 3 percent from the same period last year.  Average commercial loan balances grew 5 percent from the second quarter of 2011 and 15 percent from the third quarter of 2010.

•       In the third quarter of 2011, the Company realized $10.6 million in net loan charge-offs, or 0.36 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $4.2 million, or 0.15 percent, for the second quarter of 2011, and net charge-offs of $28.2 million, or 0.98 percent, in the year-earlier quarter. Nonaccrual loans, excluding covered loans, totaled $146.1 million at September 30, 2011, up from $132.8 million at June 30, 2011 and down from $239.1 million at September 30, 2010. At September 30, 2011, nonperforming assets, excluding covered assets, were $190.7 million, compared with $180.4 million at June 30, 2011, and $297.6 million at September 30, 2010.

•       The allowance for loan and lease losses on non-covered loans was $263.3 million at September 30, 2011, compared with $265.9 million at June 30, 2011 and $274.2 million at September 30, 2010. The Company remains adequately reserved at 2.16 percent of total loans and leases, excluding covered loans, at September 30, 2011, compared with 2.28 percent at June 30, 2011 and 2.40 percent at September 30, 2010.

•       Average securities for the third quarter of 2011 totaled $6.95 billion, up 12 percent from the second quarter of 2011 and 40 percent from the third quarter of 2010, as deposit growth continued to outpace loan growth.

•       Period-end deposits at September 30, 2011 were $19.91 billion, up 3 percent from $19.27 billion at June 30, 2011 and 8 percent from $18.41 billion at September 30, 2010. Average deposit balances for the third quarter of 2011 grew to $19.72 billion, up 5 percent from $18.78 billion for the second quarter of 2011 and 8 percent from $18.30 billion for the third quarter of 2010. Average core deposits grew 5 percent from the second quarter of 2011 and 10 percent from the third quarter of 2010, and amount to approximately 96 percent of total average deposit balances.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 10.3 percent at September 30, 2011 compared with 10.5 percent at June 30, 2011 and 10.0 percent at September 30, 2010. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to expect significantly increased profitability for 2011 as compared with 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2011 and 2010:

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2011			September 30, 2010
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(3)	rate	balance	expense (1)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,927,877	$50,744	4.09%	$4,276,566	$48,592	4.51%
Commercial real estate mortgages	1,944,554	25,976	5.30	2,027,014	28,590	5.60
Residential mortgages	3,716,650	44,041	4.74	3,581,092	47,254	5.28
Real estate construction	346,562	4,062	4.65	609,816	6,202	4.04
Equity lines of credit	731,040	6,545	3.55	749,995	6,798	3.60
Installment	129,961	1,619	4.94	170,388	2,264	5.27
Total loans and leases, excluding covered loans (2)	11,796,644	132,987	4.47	11,414,871	139,700	4.86
Covered loans	1,664,349	44,305	10.65	2,015,714	39,037	7.75
Total loans and leases	13,460,993	177,292	5.23	13,430,585	178,737	5.28
Due from banks - interest-bearing	641,566	474	0.29	834,631	546	0.26
Federal funds sold and securities purchased under resale agreements	130,148	90	0.28	360,497	239	0.26
Securities available-for-sale	6,883,092	42,543	2.47	4,922,284	37,127	3.02
Trading securities	70,992	104	0.58	57,953	34	0.23
Other interest-earning assets	129,855	683	2.09	149,460	755	2.00
Total interest-earning assets	21,316,646	221,186	4.12	19,755,410	217,438	4.37
Allowance for loan and lease losses	(330,313)			(331,808)
Cash and due from banks	203,420			211,989
Other non-earning assets	1,808,809			1,979,157
Total assets	$22,998,562			$21,614,748

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,726,948	$650	0.15	$1,703,663	$815	0.19
Money market accounts	6,899,846	6,074	0.35	6,642,602	8,870	0.53
Savings deposits	329,053	243	0.29	293,193	290	0.39
Time deposits - under $100,000	280,113	341	0.48	399,967	295	0.29
Time deposits - $100,000 and over	801,009	1,227	0.61	1,096,561	2,147	0.78
Total interest-bearing deposits	10,036,969	8,535	0.34	10,135,986	12,417	0.49

Federal funds purchased and securities sold under repurchase agreements	326	—	0.07	173,281	1,652	3.78
Other borrowings	803,503	9,041	4.46	869,429	12,276	5.60
Total interest-bearing liabilities	10,840,798	17,576	0.64	11,178,696	26,345	0.94
Noninterest-bearing deposits	9,687,629			8,161,232
Other liabilities	352,886			314,614
Total equity	2,117,249			1,960,206
Total liabilities and equity	$22,998,562			$21,614,748

Net interest spread			3.48%			3.43%
Fully taxable-equivalent net interest and dividend income		$203,610			$191,093
Net interest margin			3.79%			3.84%
Less: Dividend income included in other income		683			755
Fully taxable-equivalent net interest income		$202,927			$190,338

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Includes average nonaccrual loans of $141,433 and $239,860 for 2011 and 2010, respectively.

(3)          Loan income includes loan fees of $4,551 and $4,805 for 2011 and 2010, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2011			September 30, 2010
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(3)	rate	balance	expense (1)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,687,896	$147,154	4.20%	$4,390,570	$145,950	4.44%
Commercial real estate mortgages	1,924,239	79,251	5.51	2,091,673	86,948	5.56
Residential mortgages	3,647,958	130,721	4.78	3,548,556	142,227	5.34
Real estate construction	396,254	14,126	4.77	701,920	20,307	3.87
Equity lines of credit	731,343	19,545	3.57	742,698	19,872	3.58
Installment	137,131	5,002	4.88	169,683	6,588	5.19
Total loans and leases, excluding covered loans (2)	11,524,821	395,799	4.59	11,645,100	421,892	4.84
Covered loans	1,748,033	118,072	9.01	1,951,248	103,084	7.04
Total loans and leases	13,272,854	513,871	5.18	13,596,348	524,976	5.16
Due from banks - interest-bearing	553,328	1,179	0.28	605,569	1,315	0.29
Federal funds sold and securities purchased under resale agreements	167,611	342	0.27	207,611	396	0.26
Securities available-for-sale	6,227,772	122,702	2.63	4,365,530	105,129	3.21
Trading securities	67,431	484	0.96	58,070	6	0.01
Other interest-earning assets	134,523	2,086	2.07	148,053	2,054	1.85
Total interest-earning assets	20,423,519	640,664	4.19	18,981,181	633,876	4.46
Allowance for loan and lease losses	(334,249)			(311,792)
Cash and due from banks	196,235			250,275
Other non-earning assets	1,849,170			1,979,000
Total assets	$22,134,675			$20,898,664

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,734,912	$2,207	0.17	$2,106,356	$3,548	0.23
Money market accounts	6,679,960	20,402	0.41	5,626,796	23,945	0.57
Savings deposits	319,899	763	0.32	326,537	1,258	0.52
Time deposits - under $100,000	304,325	1,167	0.51	455,989	2,005	0.59
Time deposits - $100,000 and over	818,769	4,203	0.69	1,160,198	7,409	0.85
Total interest-bearing deposits	9,857,865	28,742	0.39	9,675,876	38,165	0.53

Federal funds purchased and securities sold under repurchase agreements	3,619	2	0.07	218,344	5,291	3.24
Other borrowings	838,742	27,661	4.41	828,555	35,255	5.69
Total interest-bearing liabilities	10,700,226	56,405	0.70	10,722,775	78,711	0.98
Noninterest-bearing deposits	9,045,318			7,916,597
Other liabilities	332,460			311,119
Total equity	2,056,671			1,948,173
Total liabilities and equity	$22,134,675			$20,898,664

Net interest spread			3.49%			3.48%
Fully taxable-equivalent net interest and dividend income		$584,259			$555,165
Net interest margin			3.82%			3.91%
Less: Dividend income included in other income		2,086			2,054
Fully taxable-equivalent net interest income		$582,173			$553,111

(1)          Net interest income is presented on a fully taxable-equivalent basis.

(2)          Includes average nonaccrual loans of $151,258 and $298,832 for 2011 and 2010, respectively.

(3)          Loan income includes loan fees of $14,446 and $14,403 for 2011 and 2010, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the third quarter of 2011 and 2010. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2011 vs 2010			2010 vs 2009
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$375	$(1,820)	$(1,445)	$13,587	$18,204	$31,791
Securities available-for-sale	13,079	(7,663)	5,416	11,724	(10,446)	1,278
Due from banks - interest-bearing	(132)	60	(72)	463	(176)	287
Trading securities	9	61	70	(6)	8	2
Federal funds sold and securities purchased under resale agreements	(166)	17	(149)	10	99	109
Other interest-earning assets	(104)	32	(72)	477	(443)	34
Total interest-earning assets	13,061	(9,313)	3,748	26,255	7,246	33,501

Interest paid on:
Interest checking deposits	11	(176)	(165)	42	(245)	(203)
Money market deposits	331	(3,127)	(2,796)	3,428	(1,587)	1,841
Savings deposits	33	(80)	(47)	45	(181)	(136)
Time deposits	(629)	(245)	(874)	188	(2,127)	(1,939)
Total borrowings	(2,888)	(1,999)	(4,887)	3,078	4,626	7,704
Total interest-bearing liabilities	(3,142)	(5,627)	(8,769)	6,781	486	7,267
	$16,203	$(3,686)	$12,517	$19,474	$6,760	$26,234

(1) Includes covered loans.

Changes In Net Interest Income

	For the nine months ended September 30,			For the nine months ended September 30,
	2011 vs 2010			2010 vs 2009
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$(13,048)	$1,943	$(11,105)	$46,013	$41,955	$87,968
Securities available-for-sale	38,954	(21,381)	17,573	35,279	(25,922)	9,357
Due from banks - interest-bearing	(97)	(39)	(136)	1,051	(441)	610
Trading securities	1	477	478	(137)	(324)	(461)
Federal funds sold and securities purchased under resale agreements	(71)	17	(54)	131	120	251
Other interest-earning assets	(198)	230	32	1,323	(1,276)	47
Total interest-earning assets	25,541	(18,753)	6,788	83,660	14,112	97,772

Interest paid on:
Interest checking deposits	(534)	(807)	(1,341)	1,262	(606)	656
Money market deposits	3,966	(7,509)	(3,543)	8,053	(9,614)	(1,561)
Savings deposits	(25)	(470)	(495)	462	(305)	157
Time deposits	(2,545)	(1,499)	(4,044)	740	(10,310)	(9,570)
Other borrowings	(7,234)	(5,649)	(12,883)	1,035	24,022	25,057
Total interest-bearing liabilities	(6,372)	(15,934)	(22,306)	11,552	3,187	14,739
	$31,913	$(2,819)	$29,094	$72,108	$10,925	$83,033

(1) Includes covered loans.

Net interest income was $199.3 million for the third quarter of 2011, an increase from $190.8 million for the second quarter of 2011 and $187.7 million for the third quarter of 2010. Interest income on total loans was $175.4 million for the third quarter of 2011, up 3 percent from the second quarter of 2011 and down 1 percent from the third quarter of 2010. The increase in interest income from the second quarter of 2011 was attributable to an increase in average loans and leases, excluding covered loans, as a result of organic loan growth, and higher interest income on covered loans. Interest income from covered loans includes $18.3 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the period, compared to $11.1 million in the second quarter of 2011 and $9.2 million in the year-earlier quarter.

Total interest expense was $17.6 million for the third quarter of 2011, down from $19.3 million and $26.3 million for the second quarter of 2011 and third quarter of 2010, respectively. Interest expense on deposits was $8.5 million for the third quarter of 2011, down 3 percent from the second quarter of 2011 and 31 percent from the year-earlier quarter due mostly to lower interest rates. Interest expense on borrowings decreased to $9.0 million for the third quarter of 2011 down 3 percent from the second quarter of 2011 and 35 percent from the same period in 2010. The lower interest expense reflects a decrease in average borrowings due to the extinguishment of structured repurchase agreements in the third quarter of 2010 and the redemption of trust preferred securities in the fourth quarter of 2010.

The net settlement of interest-rate swaps increased net interest income by $3.6 million for the third quarter of 2011, compared to $6.1 million for the year-earlier quarter and $4.5 million for the second quarter of 2011.

The fully taxable net interest margin declined to 3.79 percent for the third quarter of 2011 from 3.85 percent for the second quarter of 2011 and 3.84 percent for the third quarter of 2010. The average yield on earning assets for the third quarter of 2011 was 4.12 percent, down 11 basis points from 4.23 percent for the second quarter of 2011 and 25 basis points from 4.37 percent for the year-earlier quarter. The average cost of interest-bearing liabilities decreased to 0.64 percent, or by 8 basis points, from 0.72 percent for the second quarter of 2011 and by 30 basis points from 0.94 percent for the same period in 2010. Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $202.9 million for the third quarter of 2011 compared to $194.4 million for the second quarter of 2011 and $190.3 million for the third quarter of 2010. Fully taxable-equivalent net interest income and dividend income was $203.6 million for the third quarter of 2011 compared with $195.1 million for the second quarter of 2011 and $191.1 million for the same period in 2010. The $12.5 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through securities growth and lower interest-bearing liabilities (volume variance) and was partially offset by a decrease in net interest income largely due to lower yields on securities available-for-sale (rate variance).

Average loans and leases, excluding covered loans, totaled $11.80 billion for the third quarter of 2011, an increase of 2 percent from $11.52 billion for the second quarter of 2011 and 3 percent from $11.41 billion for the third quarter of 2010. The increases were primarily driven by a growth in commercial loans, which grew 5 percent and 15 percent from the second quarter of 2011 and year-earlier quarter, respectively. Average covered loans were $1.66 billion for the third quarter of 2011, a decrease of 6 percent from $1.77 billion in the second quarter of 2011 and 17 percent from $2.02 billion for the year ago quarter.

Average total securities, which include trading securities, were $6.95 billion for the third quarter of 2011, an increase of 12 percent from the second quarter of 2011 and 40 percent from the third quarter of 2010. The increases reflect the Company’s strong deposit growth which continues to outpace loan growth.

Average deposits were $19.72 billion for the third quarter of 2011, a 5 percent increase from $18.78 billion for the second quarter of 2011 and 8 percent from $18.30 billion for the third quarter of 2010. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $18.92 billion and represented 96 percent of the total average deposit balance, unchanged from the second quarter of 2011 and up from 94 percent in the year-earlier quarter. Average interest-bearing deposits increased 2 percent from the second quarter of 2011 and decreased 1 percent from the same period in 2010.

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

The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses. The Company recorded expense of $7.5 million through the provision for credit losses on loans and leases, excluding covered loans, in the three and nine-months ended September 30, 2011, compared to $13.0 million and $100.0 million for the same periods in 2010, respectively. The provision expense in the third quarter of 2011 partly reflects loan growth and an increase in charge-offs and nonaccrual loans from the second quarter of 2011 primarily attributable to two loans.

Nonaccrual loans, excluding covered loans, were $146.1 million at September 30, 2011, up from $132.8 million at June 30, 2011 but down from $239.1 million at September 30, 2010. The increase from the second quarter of 2011 was principally due to one commercial loan. Net loan charge-offs on non-covered loans were $10.6 million, or 0.36 percent of total loans and leases, excluding covered loans, on an annualized basis for the quarter ended September 30, 2011, compared to net recoveries of $4.2 million, or 0.15 percent, for the quarter ended June 30, 2011 and net charge-offs of $28.2 million, or 0.98 percent, for the third quarter of 2010. The increase in net charge-offs in the third quarter of 2011 compared to the second quarter of 2011 was largely due to one construction credit.

Covered loans represent loans acquired from the FDIC that are subject to a loss-sharing agreement, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a provision for losses on covered loans of $5.1 million during the third quarter of 2011, compared to $1.7 million in the second quarter of 2011 and $8.2 million in the third quarter of 2010.  The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 77 for further discussion of credit quality.

Noninterest Income

Noninterest income was $69.6 million in the third quarter of 2011, a decrease of 24 percent from the second quarter of 2011 and an increase of 4 percent from the third quarter of 2010. The decrease from the second quarter of 2011 was a result of lower gains on the transfer of covered loans to OREO and a gain on acquisition recognized in the second quarter of 2011. The increase from the year-earlier quarter was primarily attributable to higher gains on the transfer of covered loans to OREO and net gains on sales of securities, offset by higher net FDIC loss sharing expense. Noninterest income accounted for 26 percent of the Company’s revenue in the third quarter of 2011, a decrease from 33 percent for the second quarter of 2011 and unchanged from the year-earlier quarter.

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Trust and investment fees were $35.4 million for the third quarter of 2011, a decrease of 3 percent from the second quarter of 2011 and an increase of 8 percent from the third quarter of 2010. Brokerage and mutual fund fees were $5.1 million for the quarter, up 4 percent from $4.9 million for the second quarter of 2011 and down 22 percent from $6.5 million for the year-earlier quarter. The decline in brokerage and mutual fund fees was due primarily to the impact of extraordinarily low short-term interest rates.

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

	September 30,		%	June 30,	%
(in millions)	2011	2010	Change	2011	Change

Assets Under Management	$33,591	$35,690	(6)%	36,407	(8)%

Assets Under Administration
Brokerage	5,543	6,049	(8)	5,519	0
Custody and other fiduciary	16,513	15,152	9	16,576	(0)
Subtotal	22,056	21,201	4	22,095	(0)
Total assets under management or administration (1)	$55,647	$56,891	(2)	$58,502	(5)

(1)   Excludes $16.09 billion, $19.54 billion and $18.97 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2011, June 30, 2011 and September 30, 2010, respectively.

AUM totaled $33.59 billion as of September 30, 2011, down 6 percent from the year-earlier quarter and 8 percent from the second quarter of 2011. Assets under management or administration totaled $55.65 billion, down 2 percent from the year-earlier quarter and 5 percent from the second quarter of 2011.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	September 30, 2011	June 30, 2011	September 30, 2010
Equities	40%	40%	38%
U.S. fixed income	25	25	27
Cash and cash equivalents	21	21	20
Other (1)	14	14	15
	100%	100%	100%

(1)   Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2011 were $11.0 million, up 1 percent from the second quarter of 2011 and down 5 percent from the third quarter of 2010. The decline was due to higher deposit balances used to offset service charge fees.

International services income for the third quarter of 2011 was $10.4 million, up 15 percent from the second quarter of 2011 and 31 percent from the third quarter of 2010, due primarily to higher foreign exchange volume. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.

Net FDIC loss sharing expense was $14.2 million for the third quarter of 2011, compared to $10.7 million for the second quarter of 2011 and $0.4 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

The Company recognized $3.5 million of net gains on the sale of securities in the third quarter of 2011, compared with net gains of $1.7 million for the second quarter of 2011 and $0.5 million for the third quarter of 2010.

Impairment losses on securities available-for-sale recognized in earnings were $0.2 million for the third quarter of 2011, compared with $0.3 million for the second quarter of 2011 and $0.2 million for the third quarter of 2010. See “Balance Sheet Analysis — Securities” for a discussion of impairment on securities available-for-sale.

Net gain on disposal of assets was $5.2 million in the third quarter of 2011, compared with a net gain of $8.4 million in the second quarter of 2011 and $2.6 million in the year-earlier quarter. The net gain is primarily due to gains recognized on the sale of covered and non-covered OREO.

The Company recognized an $8.2 million pretax gain on the FDIC-assisted acquisition of NCB in the second quarter of 2011 and a pretax gain of $2.1 million in the third quarter of 2010 related to its acquisition of FPB. There was no gain on acquisition recognized in the third quarter of 2011.

Other income for the third quarter of 2011 was $13.5 million, a decrease of 42 percent from $23.2 million during the second quarter of 2011 and an increase of 291 percent from $3.4 million during the third quarter of 2010. The decrease in other income from the second quarter of 2011 was primarily attributable to $3.9 million of net gains on the transfer of covered loans to OREO compared to $12.8 million of net gains recognized in the second quarter of 2010. The increase in other income from the third quarter of 2010 was primarily due to a $12.3 million charge from the early retirement of debt recognized in the third quarter of 2010, partially offset by lower net gains on the transfer of covered loans to OREO in the third quarter of 2011.

Noninterest Expense

Noninterest expense was $197.6 million for the third quarter of 2011, a decrease of 7 percent from $211.8 million for the second quarter of 2011 and an increase of 7 percent from $184.7 million for the third quarter of 2010.

Salaries and employee benefits expense was $112.7 million for the third quarter of 2011, an increase of 1 percent from $112.1 million for the second quarter of 2011 and 9 percent from $103.4 million for the year-earlier quarter. The increase in expense from the year-earlier quarter was primarily due to an increase in personnel as well as an increase in bonus and incentive compensation expense. Full-time equivalent staff was 3,287 at September 30, 2011, compared to 3,328 at June 30, 2011 and 3,195 at September 30, 2010.

Salaries and employee benefits expense for the third quarter of 2011 includes $4.7 million of share-based compensation expense compared with $4.8 million for the second quarter of 2011 and $4.3 million for the year-earlier quarter. At September 30, 2011, there was $15.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.7 years. At September 30, 2011, there was $28.3 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.7 years.

The remaining noninterest expense categories totaled $84.9 million for the third quarter of 2011, down from $99.7 million for the second quarter of 2011 and up from $81.3 million for the third quarter of 2010. The increase of 4 percent for the third quarter of 2011 compared with the year-earlier quarter was due primarily to higher legal and professional fees and marketing and advertising expense. The decrease of 15 percent from the second quarter of 2011 was attributable to lower OREO expense and FDIC assessments. OREO expense was $13.2 million for the third quarter of 2011 and was comprised mostly of expense related to covered OREO. Refer to the following table for further detail on OREO expense. Of the qualified covered asset-related expenses, 80 percent is reimbursed by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Non-covered OREO expense
Valuation write-downs	$876	$1,151	$3,375	$18,020
Holding costs and foreclosure expense	1,309	972	2,471	2,327
Total non-covered OREO expense	$2,185	$2,123	$5,846	$20,347
Covered OREO expense
Valuation write-downs	$7,526	$7,241	$31,459	$16,257
Holding costs and foreclosure expense	3,449	3,278	12,506	10,127
Total covered OREO expense	$10,975	$10,519	$43,965	$26,384

Total OREO expense	$13,160	$12,642	$49,811	$46,731

Legal and professional fees were $14.2 million for the third quarter of 2011, down 4 percent from $14.8 million in the second quarter of 2011 and up 34 percent from $10.6 million in the year-earlier quarter. Legal and professional fees associated with covered loans and OREO were approximately $3.0 million for the third quarter of 2011, $2.8 million for the second quarter of 2011 and $2.0 million for the third quarter of 2010. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $1.0 million for the third quarter of 2011, compared to $1.1 million for the second quarter of 2011 and $0.7 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010

Noninterest income related to covered assets

FDIC loss sharing (expense) income, net
(Loss) gain on indemnification asset	$(384)	$3,338	$16,351	$25,445
Indemnification asset accretion	(4,043)	2,190	(11,793)	9,112
Net FDIC reimbursement for OREO and loan expenses	10,496	10,828	39,467	26,132
Removal of indemnification asset on loans	(13,931)	(14,723)	(40,278)	(19,927)
Removal of indemnification asset on OREO and net reimbursement to FDIC for OREO sales	(2,823)	(726)	(11,324)	(2,430)
Loan recoveries shared with FDIC	(3,153)	(1,284)	(8,321)	(1,284)
Increase in FDIC clawback liability	(353)	—	(1,131)	—
Other	—	—	759	—
Total FDIC loss sharing (expense) income, net	(14,191)	(377)	(16,270)	37,048

Gain on disposal of assets
Net gain on sale of OREO	3,625	814	14,345	3,080

Gain on acquisition
Gain on acquisition	—	1,994	8,164	27,222
Change in clawback liability	—	117	—	117
Total gain on acquisition	—	2,111	8,164	27,339

Other income
Net gain on transfers of covered loans to OREO	3,887	7,339	27,034	11,083
Amortization of fair value on acquired unfunded loan commitments	1,088	1,424	2,546	3,287
OREO income	379	561	1,677	1,332
Other	(503)	(1,120)	(1,164)	(2,989)
Total other income	4,851	8,204	30,093	12,713

Total noninterest income related to covered assets	$(5,715)	$10,752	$36,332	$80,180

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$7,526	$7,241	$31,459	$16,257
Holding costs and foreclosure expense	3,449	3,278	12,506	10,127
Total other real estate owned	10,975	10,519	43,965	26,384

Legal and professional fees	2,961	1,969	7,612	3,638

Other operating expense
Other covered asset expenses	18	2	39	11

Total noninterest expense related to covered assets (2)	$13,954	$12,490	$51,616	$30,033

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

Noninterest Income

Income and expense from FDIC loss-sharing agreements is reflected in FDIC loss sharing income (expense), net. This balance includes discount accretion, gain or loss on the FDIC indemnification asset, and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. Net FDIC loss sharing income (expense) also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions.

Net FDIC loss sharing expense was $14.2 million for the third quarter of 2011, compared to $10.7 million in the second quarter of 2011 and $0.4 million in the year-earlier quarter. The increase in expense from the year-earlier quarter was attributable to a loss on the indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans, compared to a gain recognized in the third quarter of 2010. It also reflects higher expense from the amortization of the FDIC indemnification asset in the third quarter of 2011 compared to accretion income recognized in the year-earlier quarter, as well as a higher reimbursement to the FDIC as a result of increased net gains on the sale of covered OREO and an increase in loan recoveries that are shared with the FDIC.

The Company recognized net gain on sales of covered OREO of $3.6 million in the third quarter of 2011 compared to $9.1 million in the second quarter of 2011 and $0.8 million in the third quarter of 2010. Other income related to covered assets was $4.9 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. The balance decreased from $8.2 million from the year-earlier quarter and $13.5 million from the second quarter of 2011, primarily because of lower gains on transfers of covered loans to OREO.

Noninterest expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $11.0 million for the third quarter of 2011, down from $20.2 for the second quarter of 2011 and up from $10.5 million in the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment decreased to $24.9 million for the third quarter of 2011 from $29.1 million for the third quarter of 2010. Net income for the nine months ended September 30, 2011 was $85.5 million, up from $55.7 million for the year-earlier period. The decrease in net income from the prior year quarter was due to a decrease in noninterest income, coupled with an increase in noninterest expense. The increase in net income for the nine months ended September 30, 2011 was primarily attributable to growth in net interest income and a significantly lower provision for losses on total loans, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased to $190.1 million for the third quarter of 2011 from $178.9 million for the year-earlier quarter.  Net interest income for the nine months ended September 30, 2011 was $543.8 million compared to $520.7 million for the same period in 2010. The increase in net interest income was primarily due to an increase in interest income from the accelerated yield recognition on covered loans that were paid off or charged off during the period, as well as lower interest rates on interest-bearing liabilities. Average loans, excluding covered loans, increased to $11.75 billion, or by 3 percent, for the third quarter of 2011 compared with the year earlier quarter. Average loans, excluding covered loans, for the nine months ended September 30, 2011 decreased 1 percent to $11.47 billion. Average covered loans were $1.66 billion for the third quarter of 2011 compared to $2.02 billion for the third quarter of 2010, and $1.75 billion for the nine months of 2011 compared to $1.95 billion for the same period in 2010. Average deposits increased by 9 percent to $19.27 billion for the third quarter of 2011 from $17.73 billion for the year-earlier quarter. Average deposits increased by 9 percent to $18.46 billion for the nine months ended September 30, 2011 from $16.98 billion for the same period in 2010. The growth in average deposits compared with the prior year period was driven by new clients and growth in liquidity of existing clients.

Provision for credit losses on loans and leases, excluding covered loans, was $7.5 million for the three months and nine months ended September 30, 2011, compared to $13.0 million and $100.0 million of provision for the same periods in 2010. Provision for losses on covered loans was $5.1 million and $26.0 million for the three months and nine months ended September 30, 2011, compared to $8.2 million and $54.7 million for the respective periods in 2010. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the third quarter of 2011 was $38.1 million, down 26 percent from $51.2 million for the prior-year quarter. Noninterest income for the nine months ended September 30, 2011 was $161.2 million, compared to $197.7 million for the year-earlier period. The decrease is primarily due to higher FDIC loss sharing expense and lower acquisition gains. Noninterest expense, including depreciation and amortization, increased to $172.7 million, or by 9 percent, for the third quarter of 2011 from $158.7 million for the year earlier quarter. Noninterest expense, including depreciation and amortization, was $524.1 million for the first nine months of 2011, an increase of 12 percent from $467.7 million for the same period in 2010. Noninterest expense increased from the prior year periods primarily as a result of higher compensation costs and legal and professional fees.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $2.5 million for the third quarter of 2011, an increase from $1.8 million for the year-earlier quarter. Net income attributable to CNC for the nine months ended September 30, 2011 was $3.8 million compared to $4.4 million for the year-earlier period. Refer to “Results of Operations—Noninterest Income—Wealth Management” for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $36.8 million for the third quarter of 2011, slightly down from $37.0 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 5 percent to $117.5 million in the first nine months of 2011 from $112.2 million in the year-earlier period. The increase in noninterest expense in the first nine months of 2011 is attributable to expense from the resolution of two dispute-related claims, a charge related to a wealth management affiliate in the second quarter of 2011, and higher incentive compensation and marketing and advertising expense.

Other

Net income attributable to CNC for the Other segment increased to $14.0 million for the third quarter of 2011, from $3.6 million for the third quarter of 2010. Net income attributable to CNC increased to $39.3 million for the nine months ended September 30, 2011, from $31.3 million for the same period in 2010. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits, decreasing net interest income in the Other segment when loan balances decrease or deposit balances increase. Net interest income was $8.8 million and $26.1 million for the three and nine months ended September 30, 2011, respectively, an increase from $8.4 million and $23.3 million for the three and nine months ended September 30, 2010, respectively. The increase in net interest income is due to an increase in securities available-for-sale, partially offset by an increase in deposit balances in the Commercial and Private Banking and Wealth Management segments. Noninterest income (loss) was ($9.6) million for the current quarter compared with ($24.1) million for the year-earlier quarter.  Noninterest income (loss) was ($29.7) million for the nine months ended September 30, 2011 compared with ($51.4) million for the year-earlier period. The change in noninterest income (loss) was a result of higher gains on sales of securities in the current quarter and a $12.3 million charge for the early retirement of debt during the prior year quarter. Additionally, noninterest income for the first nine months of 2010 reflected a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable in the second quarter.

Income Taxes

The Company recognized income tax expense of $16.3 million during the third quarter of 2011, compared with tax expense of $20.7 million in the second quarter of 2011 and $13.5 million in the year-earlier quarter. The effective tax rate was 27.7 percent of pretax income for the third quarter of 2011, compared with 29.8 percent for the second quarter of 2011 and 27.7 percent for the year-earlier quarter. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance, and other adjustments. The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for 2010 and 2011. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.4 million for the nine-month period ended September 30, 2011 and $0.5 million of benefit on accrued interest and penalties for the same period in 2010. The Company had approximately $3.3 million, $2.9 million and $2.8 million of accrued interest and penalties as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of September 30, 2011, the Company does not have any tax positions which dropped below a “more likely than not” threshold.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $23.10 billion at September 30, 2011, an increase of 6 percent from $21.82 billion at September 30, 2010 and 8 percent from $21.35 billion at December 31, 2010. Average assets for the third quarter of 2011 increased to $23.00 billion from $21.61 billion for the third quarter of 2010. The increase in period-end and average assets from the year-earlier quarter reflects the Company’s strong growth in deposits which were invested in securities available-for-sale.

Total average interest-earning assets for the third quarter of 2011 were $21.32 billion, up from $19.76 billion for the third quarter of 2010.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available- for-sale:

Securities Available-for-Sale

	September 30, 2011		December 31, 2010		September 30, 2010
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
U.S. Treasury	$19,193	$19,213	$14,070	$14,113	$19,058	$19,117
Federal agency - Debt	1,896,839	1,903,688	1,142,520	1,142,328	1,304,219	1,311,936
Federal agency - MBS	511,533	541,225	540,768	551,346	486,208	508,508
CMOs - Federal agency	4,122,663	4,227,653	3,442,238	3,497,147	2,834,258	2,923,601
CMOs - Non-agency	86,578	76,430	126,819	118,295	217,169	205,320
State and municipal	357,109	373,632	334,596	343,380	343,008	360,471
Other debt securities	48,619	41,632	50,564	43,630	65,321	58,890
Total debt securities	7,042,534	7,183,473	5,651,575	5,710,239	5,269,241	5,387,843
Equity securities and mutual funds	400	1,815	6,545	10,436	6,382	10,027
Total securities	$7,042,934	$7,185,288	$5,658,120	$5,720,675	$5,275,623	$5,397,870

The fair value of securities available-for-sale totaled $7.19 billion, $5.72 billion and $5.40 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The average duration of total securities available-for-sale at September 30, 2011 was 2.1 years, down from 2.8 years at December 31, 2010 and unchanged from September 30, 2010.

At September 30, 2011, the available-for-sale securities portfolio had a net unrealized gain of $142.4 million, comprised of $164.6 million of unrealized gains and $22.2 million of unrealized losses. At December 31, 2010, the available-for-sale securities portfolio had a net unrealized gain of $62.6 million, comprised of $100.4 million of unrealized gains and $37.8 million of unrealized losses. At September 30, 2010, the available-for-sale securities portfolio had a net unrealized gain of $122.2 million, comprised of $146.9 million of unrealized gains and $24.7 million of unrealized losses.

The following table provides the gross realized gains and losses on the sales of securities for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Gross realized gains	$3,897	$453	$6,678	$5,447
Gross realized losses	(377)	(2)	(1,339)	(2,507)
Net realized gains	$3,520	$451	$5,339	$2,940

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

Debt Securities Available-for-Sale

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

U.S. Treasury	$13,057	$6,156	$—	$—	$19,213
Federal agency - Debt	1,507,394	382,696	13,598	—	1,903,688
Federal agency - MBS	2,515	312,598	193,454	32,658	541,225
CMOs - Federal agency	294,079	3,307,328	516,243	110,003	4,227,653
CMOs - Non-agency	9,125	40,298	27,007	—	76,430
State and municipal	46,448	168,028	102,270	56,886	373,632
Other	4,860	15,368	21,404	—	41,632
Total debt securities	$1,877,478	$4,232,472	$873,976	$199,547	$7,183,473

Amortized cost	$1,873,133	$4,113,671	$859,144	$196,586	$7,042,534

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at September 30, 2011. See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $0.7 million for the three and nine months ended September 30, 2011, respectively. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million and $1.7 million for the three and nine months ended September 30, 2010, respectively.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

(in thousands)	For the three months ended		For the nine months ended
Impairment Losses on	September 30,		September 30,
Other-Than-Temporarily Impaired Securities	2011	2010	2011	2010
Non-agency CMOs	$193	$152	$651	$1,368
Perpetual preferred stock	—	—	—	293
Total	$193	$152	$651	$1,661

Non-Agency CMOs

The Company held $44.1 million of variable rate Non-agency CMOs at September 30, 2011. The Company determined that $9.7 million of these Non-agency CMOs were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.2 million in the third quarter of 2011 and $0.7 million for the nine months ended September 30, 2011. The remaining other-than-temporary impairment for these securities at September 30, 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates. The Company also holds $32.3 million in fixed rate Non-Agency CMOs, none of which have experienced any other-than-temporary impairment.

The following tables provide a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2011, December 31, 2010 and September 30, 2010. The table also includes investments that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2011
U.S. Treasury	$4,152	$15	$—	$—	$4,152	$15
Federal agency - Debt	396,326	477	—	—	396,326	477
CMOs - Federal agency	398,499	1,872	—	—	398,499	1,872
CMOs - Non-agency	21,660	916	33,390	9,611	55,050	10,527
State and municipal	17,660	241	678	104	18,338	345
Other debt securities	4,589	384	14,489	8,660	19,078	9,044
Total securities	$842,886	$3,905	$48,557	$18,375	$891,443	$22,280

December 31, 2010
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency - Debt	561,205	5,221	—	—	561,205	5,221
Federal agency - MBS	109,381	2,801	—	—	109,381	2,801
CMOs - Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs - Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952
Total securities	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

September 30, 2010
CMOs - Federal agency	$72,944	$94	$—	$—	$72,944	$94
CMOs - Non-agency	21,746	375	98,581	14,137	120,327	14,512
State and municipal	543	2	729	21	1,272	23
Other debt securities	—	—	13,358	10,091	13,358	10,091
Total securities	$95,233	$471	$112,668	$24,249	$207,901	$24,720

Note: The fair value and estimated unrealized loss for Federal agency mortgage-backed securities was an insignificant amount as of September 30, 2011 and has been excluded from the table.

At September 30, 2011, total securities available-for-sale had a fair value of $7.19 billion, which included $891.4 million of securities available-for-sale in an unrealized loss position as of September 30, 2011. This balance consists of $881.7 million of temporarily impaired securities and $9.7 million of securities that had non-credit related impairment recognized in AOCI. At September 30, 2011, the Company had 67 debt securities in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury securities, 10 Federal agency debt securities, 2 Federal agency MBS, 21 Federal agency CMOs, 11 non-agency CMOs, 19 state and municipal securities and 2 other debt securities. The Company does not consider the debt securities in the above table to be other than temporarily impaired at September 30, 2011.

The unrealized loss on Non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each Non-agency issue which provides protection against defaults. Other than the $0.7 million of credit losses recognized in the first nine months of 2011 on Non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at September 30, 2011 are the most senior tranches of each issue. The market for CDOs has been inactive since 2008, accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had an $8.6 million net unrealized loss at September 30, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

At September 30, 2010, total securities available-for-sale had a fair value of $5.40 billion, which included $207.9 million of securities available-for-sale in an unrealized loss position as of September 30, 2010. This balance consisted of $156.1 million of temporarily impaired securities and $51.8 million of securities that had non-credit related impairment recognized in AOCI. At September 30, 2010, the Company had 24 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 Federal agency MBS, 4 Federal agency CMOs, 16 non-agency CMOs, 2 state and municipal securities and 1 other debt security.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Commercial	$4,777,490	$4,136,874	$4,015,113
Commercial real estate mortgages	2,059,114	1,958,317	1,967,959
Residential mortgages	3,742,768	3,552,312	3,586,858
Real estate construction	335,712	467,785	575,060
Equity lines of credit	728,890	733,741	757,210
Installment	130,923	160,144	167,395
Lease financing	389,312	377,455	349,030
Loans and leases, excluding covered loans	12,164,209	11,386,628	11,418,625
Less: Allowance for loan and lease losses	(263,348)	(257,007)	(274,167)
Loans and leases, excluding covered loans, net	11,900,861	11,129,621	11,144,458

Covered loans	1,611,856	1,857,522	1,960,190
Less: Allowance for loan losses	(61,753)	(67,389)	(50,057)
Covered loans, net	1,550,103	1,790,133	1,910,133

Total loans and leases	$13,776,065	$13,244,150	$13,378,815
Total loans and leases, net	$13,450,964	$12,919,754	$13,054,591

Total loans and leases were $13.78 billion, $13.24 billion and $13.38 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Total loans, excluding covered loans, were $12.16 billion, $11.39 billion and $11.42 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Total loans and leases, excluding covered loans, at September 30, 2011 increased 7 percent from December 31, 2010 and September 30, 2010. Commercial loans were up 15 percent from year-end 2010 and 19 percent from the year-earlier quarter. The increases were due to both organic loan growth and the Company’s purchase of a $170.4 million portfolio of asset-based lending facilities in the second quarter of 2011. Commercial real estate mortgage loans increased by 5 percent from year-end 2010 and the year-earlier quarter. Residential mortgages grew by 5 percent from year-end 2010 and 4 percent from the year-earlier quarter. Real estate construction loans declined by 28 percent and 42 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.61 billion at September 30, 2011, $1.86 billion as of December 31, 2010 and $1.96 billion as of September 30, 2010. Covered loans, net of allowance for loan losses, were $1.55 billion as of September 30, 2011, $1.79 billion as of December 31, 2010 and $1.91 billion as of September 30, 2010.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Commercial	$35,535	$55,082	$68,701
Commercial real estate mortgages	1,391,181	1,569,739	1,630,265
Residential mortgages	16,428	18,380	19,190
Real estate construction	161,718	204,945	227,703
Equity lines of credit	5,282	6,919	9,790
Installment	1,712	2,457	4,541
Covered loans	1,611,856	1,857,522	1,960,190
Less: Allowance for loan losses	(61,753)	(67,389)	(50,057)
Covered loans, net	$1,550,103	$1,790,133	$1,910,133

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

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $212.8 million at September 30, 2011, $295.5 million at December 31, 2010 and $324.2 million as of September 30, 2010.

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments totaled $2.10 billion, or 12 percent of total loan commitments, at September 30, 2011, $1.18 billion or 7 percent at December 31, 2010 and $1.27 billion or 8 percent at September 30, 2010. Outstanding loan balances on purchased SNCs were $918.0 million, or approximately 8 percent of total loans outstanding, excluding covered loans, at September 30, 2011, compared to $535.5 million or 5 percent at December 31, 2010 and $615.5 million or 5 percent at September 30, 2010.

Regulatory guidance provides internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk, although the guidance is not to be construed as a limit for CRE exposures. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2011, total loans for construction, land development and other land represented 23 percent of total risk-based capital; total CRE loans represented 148 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 8 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at September 30, 2011, California represented 83 percent of total loans outstanding and Nevada and New York represented 3 percent and 6 percent, respectively. The remaining 8 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in September 2011 was approximately 12 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (52 percent), Orange (6 percent), San Diego (5 percent), Ventura (2 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (11 percent), Orange (11 percent), Ventura (5 percent), and Riverside (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (39 percent), Santa Barbara (9 percent), San Diego (6 percent), Contra Costa (5 percent) and Ventura (5 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York. The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development. In September 2011, the Nevada unemployment rate was approximately 13 percent. The consensus outlook for 2011 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors. The Company’s Nevada portfolio has been broadly affected with the most significant stress in the construction and land portfolios. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries, which continue to perform well.

Within the Company’s covered loan portfolio at September 30, 2011, the five states with the largest concentration were California (38 percent), Texas (12 percent), Nevada (8 percent), New York (6 percent) and Arizona (4 percent). The remaining 32 percent of total covered loans outstanding represented other states.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and nine months ended September 30, 2011 and 2010:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010

Loans and leases outstanding, excluding covered loans	$12,164,209	$11,418,625	$12,164,209	$11,418,625
Average loans and leases outstanding, excluding covered loans	$11,796,644	$11,414,871	$11,524,821	$11,645,100
Allowance for loan and lease losses (1)
Balance, beginning of period	$265,933	$290,492	$257,007	$288,493
Loans charged-off:
Commercial	(6,282)	(20,100)	(12,966)	(60,850)
Commercial real estate mortgages	(1,231)	(9,105)	(4,127)	(24,556)
Residential mortgages	(245)	(604)	(1,267)	(2,684)
Real estate construction	(6,434)	(3,771)	(8,897)	(30,021)
Equity lines of credit	(523)	(807)	(1,443)	(1,363)
Installment	(457)	(200)	(913)	(1,702)
Total loans charged-off	(15,172)	(34,587)	(29,613)	(121,176)
Recoveries of loans previously charged-off:
Commercial	3,367	2,229	10,730	4,064
Commercial real estate mortgages	779	151	11,156	233
Residential mortgages	82	32	236	111
Real estate construction	201	3,810	7,067	4,933
Equity lines of credit	11	14	54	23
Installment	148	117	508	547
Total recoveries	4,588	6,353	29,751	9,911
Net (loans charged-off) recoveries	(10,584)	(28,234)	138	(111,265)
Provision for credit losses	7,500	13,000	7,500	100,000
Transfers from (to) reserve for off-balance sheet credit commitments	499	(1,091)	(1,297)	(3,061)
Balance, end of period	$263,348	$274,167	$263,348	$274,167

Net (charge-offs) recoveries to average loans and leases, excluding covered loans (annualized)	(0.36)%	(0.98)%	0.00%	(1.28)%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.16%	2.40%	2.16%	2.40%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$23,325	$19,310	$21,529	$17,340
Transfers (to) from allowance	(499)	1,091	1,297	3,061
Balance, end of period	$22,826	$20,401	$22,826	$20,401

(1) The allowance for loan and lease losses does not include any amounts related to covered loans.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$67,629	$46,255	$67,389	$—
Provision for losses	5,147	8,233	25,979	54,749
Charge-offs	(325)	(414)	(325)	(414)
Reduction in allowance due to loan removals	(10,698)	(4,017)	(31,290)	(4,278)
Balance, end of period	$61,753	$50,057	$61,753	$50,057

The allowance for loan losses on covered loans was $61.8 million as of September 30, 2011, compared to $67.4 million at December 31, 2010 and $50.1 million at September 30, 2010. The Company recorded provision expense of $5.1 million and $26.0 million on covered loans for the three and nine months ended September 30, 2011, respectively, and $8.2 million and $54.7 million for the three and nine months ended September 30, 2010, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of September 30, 2011, December 31, 2010 and September 30, 2010:

	September 30,		December 31,		September 30,
	2011		2010		2010
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$136,660		$179,578		$229,382
Troubled debt restructured loans on accrual	21,815		10,834		10,890
Total impaired loans, excluding covered loans	$158,475		$190,412		$240,272

Total impaired loans with an allowance	$51,645	$18,933	$41,279	$5,444	$102,411	$20,286
Total impaired loans with no related allowance	106,830	—	149,133	—	137,861	—

Total impaired loans by loan type:
Commercial	$32,041	$14,364	$15,860	$2,067	$25,034	$10,245
Commercial real estate mortgages	25,898	1,375	42,580	1,889	49,264	4,706
Residential mortgages	10,226	130	16,889	342	15,539	22
Real estate construction	82,584	2,989	108,221	366	145,471	4,384
Equity lines of credit	6,630	75	4,859	255	3,186	30
Installment	648	—	41	—	131	44
Lease financing	448	—	1,962	525	1,647	855
Total impaired loans, excluding covered loans	$158,475	$18,933	$190,412	$5,444	$240,272	$20,286

Impaired covered loans	$1,023	$—	$2,557	$—	$2,633	$—

(1)    Impaired loans exclude $9.5 million, $11.3 million and $9.7 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Impaired loans, excluding covered loans, were $158.5 million at September 30, 2011, $190.4 million at December 31, 2010 and $240.3 million at September 30, 2010. Impaired covered loans were $1.0 million at September 30, 2011 and $2.6 million at December 31, 2010 and September 30, 2010, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $190.7 million, or 1.56 percent of total loans and OREO, excluding covered assets, at September 30, 2011, compared with $248.2 million, or 2.17 percent, at December 31, 2010, and $297.6 million, or 2.59 percent, at September 30, 2010. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $103.9 million at September 30, 2011, $123.4 million at December 31, 2010 and $113.0 million at September 30, 2010.

Troubled debt restructured loans were $45.6 million, before specific reserves of $1.0 million, at September 30, 2011. Troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. At September 30, 2010, troubled debt restructured loans were $42.8 million, before specific reserves of $1.7 million. Troubled debt restructured loans included $21.8 million, $10.8 million and $10.9 million of restructured loans that had been returned to accrual status at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. There were no commitments to lend additional funds on restructured loans at September 30, 2011.

The following table presents information about nonaccrual loans and OREO:

Nonaccrual Loans and OREO

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010

Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$34,489	$19,498	$27,692
Commercial real estate mortgages	20,746	44,882	50,366
Residential mortgages	10,512	18,721	16,259
Real estate construction	70,827	98,209	135,778
Equity lines of credit	8,401	6,782	5,584
Installment	707	590	1,064
Lease financing	448	2,241	2,362
Total nonaccrual loans, excluding covered loans	146,130	190,923	239,105
OREO, excluding covered OREO	44,521	57,317	58,462
Total nonperforming assets, excluding covered assets	$190,651	$248,240	$297,567

Nonperforming covered assets
Nonaccrual loans	$1,023	$2,557	$2,633
OREO	102,848	120,866	110,391
Total nonperforming covered assets	$103,871	$123,423	$113,024

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	1.20%	1.68%	2.09%
Nonperforming assets as a percentage of total loans and OREO	1.56	2.17	2.59
Allowance for loan and lease losses to nonaccrual loans	180.21	134.61	114.66
Allowance for loan and lease losses to total nonperforming assets	138.13	103.53	92.14
Allowance for loan and lease losses to total loans and leases	2.16	2.26	2.40

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans at September 30, 2011, December 31, 2010 and September 30, 2010 is provided below:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Past due loans, excluding covered loans:
30-89 days past due	$14,730	$35,377	$38,833
90 days or more past due on accrual status:
Commercial	—	904	641
Residential mortgages	379	379	379
Lease financing	—	1,216	—
Total 90 days or more past due on accrual status	$379	$2,499	$1,020

Past due covered loans
30-89 days past due	$37,525	$99,506	$45,457
90 days or more past due on accrual status	336,193	399,019	416,875

Nonaccrual loans, excluding covered loans, were $146.1 million at September 30, 2011, an increase from $132.8 million at June 30, 2011 and a decrease from $239.1 million at September 30, 2010. Net loan charge-offs in the third quarter of 2011 were $10.6 million, or 0.36 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan recoveries of $4.2 million, or 0.15 percent, for the second quarter of 2011 and net loan charge-offs of $28.2 million, or 0.98 percent, for the third quarter of 2010. The increases in charge-offs and nonaccruals from the second quarter of 2011 were principally due to one commercial loan and a construction credit. In accordance with the Company’s allowance for loan and lease losses methodology and in response to loan growth and the fluctuations in charge-offs and nonaccrual loans, the Company recorded a provision for loan and lease losses of $7.5 million related to its non-covered loans for the three and nine months ending September 30, 2011. The Company recorded $13.0 million and $100.0 million of provision for loan and lease losses for the three and nine months ended September 30, 2010, respectively.

The allowance for loan and lease losses, excluding covered loans, was $263.3 million as of September 30, 2011, compared with $257.0 million as of December 31, 2010 and $274.2 million as of September 30, 2010. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.16 percent at September 30, 2011 compared to 2.26 percent at December 31, 2010 and 2.40 percent at September 30, 2010. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 138.1 percent, 103.5 percent, and 92.1 percent at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

At September 30, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $1.0 million of acquired covered loans that were on nonaccrual status at September 30, 2011 compared to $2.6 million at December 31, 2010 and September 30, 2010.

The table below summarizes the total activity in non-covered and covered nonaccrual loans:

Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Balance, beginning of period	$134,208	$260,118	$193,480	$388,707
Loans placed on nonaccrual	54,431	59,617	84,050	150,129
Charge-offs	(13,407)	(29,987)	(23,546)	(107,172)
Loans returned to accrual status	(5,409)	(8,727)	(22,731)	(13,554)
Repayments (including interest applied to principal)	(21,072)	(20,420)	(70,888)	(130,613)
Transfers to OREO	(1,598)	(18,863)	(13,212)	(45,759)
Balance, end of period	$147,153	$241,738	$147,153	$241,738

In addition to loans disclosed above as past due or nonaccrual, management has also identified $37.4 million of loans to 15 borrowers as of October 25, 2011, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2011, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. As of July 28, 2011, management had identified $35.3 million of loans to 22 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30, 2011			For the three months ended September 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$47,634	$114,907	$162,541	$54,451	$98,841	$153,292
Additions	1,647	15,271	16,918	19,595	26,386	45,981
Sales	(3,894)	(19,804)	(23,698)	(14,108)	(7,420)	(21,528)
Valuation adjustments	(866)	(7,526)	(8,392)	(1,476)	(7,416)	(8,892)
Balance, end of period	$44,521	$102,848	$147,369	$58,462	$110,391	$168,853

	For the nine months ended September 30, 2011			For the nine months ended September 30, 2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	12,175	76,398	88,573	46,740	84,430	131,170
Sales	(21,041)	(62,957)	(83,998)	(21,696)	(18,212)	(39,908)
Valuation adjustments	(3,930)	(31,459)	(35,389)	(19,890)	(16,385)	(36,275)
Balance, end of period	$44,521	$102,848	$147,369	$58,462	$110,391	$168,853

OREO was $147.4 million at September 30, 2011, $178.2 million at December 31 2010 and $168.9 million at September 30, 2010, respectively. The OREO balance at September 30, 2011 includes covered OREO of $102.8 million compared with $120.9 million at December 31, 2010 and $110.4 million at September 30, 2010. Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements. The balance of OREO at September 30, 2011, December 31, 2010 and September 30, 2010 is net of valuation allowances of $40.6 million, $5.5 million and $3.2 million, respectively.

The Company recognized $5.1 million in total net gain on the sale of OREO in the third quarter of 2011, compared with $8.4 million in the second quarter of 2011 and $2.6 million in the year-earlier quarter. Net gain on the sale of OREO included $3.6 million of net gain related to the sale of covered OREO, compared to $9.1 million in the second quarter of 2011 and $0.8 million in the year-earlier quarter.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO are recognized in the noninterest income section. Under the loss sharing agreements, 80 percent of eligible covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses that is reimbursable or income that is payable is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands)	2011	2010	2010
Accrued interest receivable	$66,411	$60,494	$65,469
Deferred compensation fund assets	53,755	49,902	43,976
Stock in government agencies	111,139	120,660	124,402
Private equity and alternative investments	40,117	37,454	36,744
Bank-owned life insurance	80,965	79,570	78,897
Mark-to-market on derivatives	63,094	46,712	66,191
Income tax receivable	98,913	71,130	90,061
Prepaid FDIC assessment	41,117	59,818	66,681
FDIC receivable	38,568	60,018	69,264
Other	79,594	99,353	105,569
Total other assets	$673,673	$685,111	$747,254

Deposits

Deposits totaled $19.91 billion, $18.18 billion and $18.41 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Average deposits totaled $19.72 billion for the third quarter of 2011, an increase of 6 percent from $18.69 billion for the fourth quarter of 2010, and 8 percent from $18.30 billion for the third quarter of 2010. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $18.92 billion, $17.72 billion and $17.20 billion for the quarters ended September 30, 2011, December 31, 2010 and September 30, 2010, respectively, and represented 96 percent, 95 percent and 94 percent of total deposits for the same periods. Average noninterest-bearing deposits increased 12 percent and 19 percent in the third quarter of 2011 compared with the fourth quarter of 2010 and year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.76 billion in the third quarter of 2011, compared with $1.53 billion in the fourth quarter of 2010 and $1.52 billion for the third quarter of 2010. The increases reflect the addition of new title and escrow clients, as well as an increase in commercial real estate activity and residential refinance activity during the period.

Borrowed Funds

Total borrowed funds were $730.6 million, $858.4 million and $1.11 billion at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Total average borrowed funds was $803.8 million, $899.8 million and $1.04 billion for the quarters ended September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $30.6 million as of September 30, 2011 compared to $153.4 million as of December 31, 2010 and $156.4 million as of September 30, 2010. Short-term borrowings at December 31, 2010 and September 30, 2010 consist primarily of the current portion of subordinated debt. The decrease in short-term borrowings from the prior periods was due to the repayment of $147.8 million in subordinated debt that matured in September 2011.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt and junior subordinated debt. Long-term debt was $700.0 million, $705.0 million and $950.8 million as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The decrease in long-term debt from the year-earlier quarter was primarily attributable to the redemption of trust preferred securities in the fourth quarter of 2010. The Company’s long-term borrowings have maturity dates ranging from February 2013 to November 2034.

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

The Company had off-balance sheet credit commitments totaling $5.52 billion at September 30, 2011, compared with $4.52 billion and $4.57 billion at December 31, 2010 and September 30, 2010, respectively. Substantially all of the Company’s loan commitments are on a variable rate basis and are comprised primarily of real estate and commercial loan commitments. In addition, the Company had $552.8 million outstanding in bankers’ acceptances and letters of credit of which $540.5 million relate to standby letters of credit at September 30, 2011. At December 31, 2010, the Company had $603.8 million outstanding in bankers’ acceptances and letters of credit of which $588.9 million relate to standby letters of credit. At September 30, 2010, the Company had $553.3 million outstanding in bankers’ acceptances and letters of credit of which $540.7 million relate to standby letters of credit.

As of September 30, 2011, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $56.1 million was funded. As of December 31, 2010 and September 30, 2010, the Company had private equity and alternative investment fund commitments of $65.9 million, of which $52.3 million and $49.4 million was funded, respectively.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

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

At September 30, 2011, $7.34 billion, or approximately 32 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets is measured using Level 3 inputs. At September 30, 2011, $51.4 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At September 30, 2011, $114.6 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2011.

Capital

The ratio of period-end equity to period-end assets was 9.18 percent, 9.29 percent and 9.06 percent as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2011, December 31, 2010 and September 30, 2010:

	Regulatory Well-Capitalized Standards		September 30, 2011	December 31, 2010	September 30, 2010
City National Corporation
Tier 1 leverage	N/A	%	6.82%	6.74%	7.82%
Tier 1 risk-based capital	6.00		10.32	10.52	11.97
Total risk-based capital	10.00		12.93	13.28	14.74
Tangible equity to tangible assets (1)	N/A		7.07	6.99	6.83
Tier 1 common shareholders’ equity to risk-based assets (2)	N/A		10.29	10.29	9.96

City National Bank
Tier 1 leverage	5.00%		8.13%	8.28%	8.15%
Tier 1 risk-based capital	6.00		12.30	12.91	12.54
Total risk-based capital	10.00		14.79	15.50	15.13

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Total equity	$2,120,465	$1,984,718	$1,977,163
Less: Goodwill and other intangible assets	(524,103)	(528,634)	(522,592)
Tangible equity (A)	$1,596,362	$1,456,084	$1,454,571

Total assets	$23,104,260	$21,353,118	$21,823,616
Less: Goodwill and other intangible assets	(524,103)	(528,634)	(522,592)
Tangible assets (B)	$22,580,157	$20,824,484	$21,301,024

Tangible equity to tangible assets (A)/(B)	7.07%	6.99%	6.83%

Tier 1 capital	1,534,831	1,441,837	1,650,793
Less: Noncontrolling interest	—	(25,139)	(25,189)
Less: Trust preferred securities	(5,155)	(5,155)	(252,115)
Tier 1 common shareholders’ equity (C)	$1,529,676	$1,411,543	$1,373,489

Risk-weighted assets (D)	$14,866,356	$13,712,097	$13,788,060

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	10.29%	10.29%	9.96%

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 91 percent of funding for average total assets in the quarter and nine months ended September 30, 2011, and 89 and 88 percent for the year-earlier periods, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Reliance on short-term wholesale or market sources of funds declined in 2011 and ended the third quarter of 2011 near zero. These funding sources, on average, totaled $1.0 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, and $6.0 million and $39.7 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of subordinated debt) which averaged $802.8 million and $838.0 million for the three and nine months ended September 30, 2011, respectively, compared with $1.04 billion and $1.01 billion for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $734.8 million and $693.3 million for the three and nine months ended September 30, 2011, respectively, compared with $1.17 billion and $774.8 million in the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $3.70 billion as of September 30, 2011 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $6.88 billion and $6.23 billion for the quarter and nine months ended September 30, 2011, respectively. The portfolio of securities available-for-sale averaged $4.92 billion and $4.37 billion for the quarter and nine months ended September 30, 2010, respectively. The unpledged portion of securities available-for-sale at September 30, 2011 totaled $6.15 billion. These securities could be used as collateral for borrowing or a portion could be sold. Maturing loans provide additional liquidity.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2011, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2011, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At September 30, 2011, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 6.2 percent in year one and a 22.7 percent increase in year two. This compares to an increase in projected net interest income of 4.1 percent in year one and a 15.8 percent increase in year two at September 30, 2010. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 12.6 percent in year one and 21.5 percent increase in year two. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio by major loan category as of September 30, 2011. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,941	$1,967	$3,908	$85	$1,174	$5,167
Commercial real estate mortgages	290	554	844	76	1,139	2,059
Residential mortgages	29	7	36	2,048	1,658	3,743
Real estate construction	196	101	297	—	39	335
Equity lines of credit	729	—	729	—	—	729
Installment	80	—	80	—	51	131
Covered loans	145	158	303	917	392	1,612
Total loans and leases	$3,410	$2,787	$6,197	$3,126	$4,453	$13,776

Percentage of portfolio	25%	20%	45%	23%	32%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At September 30, 2011, $6.20 billion (45 percent) of the Company’s loan portfolio was floating rate, of which $3.67 billion (60 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.63 billion (26 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $146.1 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2011:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,565	$1,183	$600	$62	$3,410
LIBOR	2,105	442	156	84	2,787
Total floating rate loans	$3,670	$1,625	$756	$146	$6,197

% of total floating rate loans	60%	26%	12%	2%	100%

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

As of September 30, 2011, an instantaneous 200 basis point increase in interest rates results in a nominal change in EVE. This compares to a 1.4 percent decline a year-earlier. The decrease is due to changes in the mix of the balance sheet and shortened asset duration resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of September 30, 2011 and September 30, 2010 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2011				December 31, 2010				September 30, 2010
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge Interest Rate Swap
Certificates of deposit	$—	$—		—	$10.0	$0.3		0.4	$10.0	$0.5		0.7
Long-term and subordinated debt	207.4	10.5		1.2	355.9	19.8		1.3	356.8	27.4		1.6
Total fair value hedge swaps	207.4	10.5		1.2	365.9	20.1		1.3	366.8	27.9		1.6
Cash Flow Hedge Interest Rate Swap
Prime based loans	—	—		—	—	—		—	50.0	0.3		—
Total cash flow hedge swaps	—	—		—	—	—		—	50.0	0.3		—
Fair Value and Cash Flow Hedge Interest Rate Swaps	$207.4	$10.5	(1)	1.2	$365.9	$20.1	(1)	1.3	$416.8	$28.2	(1)	1.4

(1)  Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $4.7 million, $5.3 million and $5.5 million of credit risk exposure at September 30, 2011, December 31, 2010 and September 30, 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. As of September 30, 2011, collateral valued at $8.3 million, comprised of securities valued at $6.5 million and cash of $1.8 million, had been received from swap counterparties. Collateral valued at $12.8 million and $14.5 million had been received from swap counterparties at December 31, 2010 and September 30, 2010, respectively. Additionally, the Company delivered collateral valued at $41.2 million on swap agreements at September 30, 2011.

As of September 30, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of subordinated or long-term debt. There were no cash flow hedges outstanding at September 30, 2011. The positive fair value of the fair value hedges of $10.5 million is recorded in other assets. It consists of a positive mark-to-market of $11.2 million and net interest receivable of $1.1 million, less the $1.8 million of cash collateral received. The balance of debt reported in the consolidated balance sheet has been increased by an $11.2 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged long-term debt consists of City National Corporation senior notes with a face value of $207.4 million due on February 15, 2013.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2011 and 2010, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.54 billion and $1.06 billion, respectively.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European debt, (3) changes in the pace of economic recovery and related changes in employment levels, (4) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (5) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (6) volatility in the municipal bond market, (7) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (8) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (9) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (10) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (11) adequacy of the Company’s enterprise risk management framework, (12) the Company’s ability to increase market share and control expenses, (13) the Company’s ability to attract new employees and retain and motivate existing employees, (14) increased competition in the Company’s markets, (15) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (17) changes in consumer spending, borrowing and savings habits, (18) soundness of other financial institutions which could adversely affect the Company, (19) protracted labor disputes in the Company’s markets, (20) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (21) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (22) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (23) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (24) the success of the Company at managing the risks involved in the foregoing.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact on financial markets and the economy of the downgrade by Standard & Poor’s of U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the level of U.S. and European debt, (3) changes in the pace of economic recovery and related changes in employment levels, (4) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (5) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (6) volatility in the municipal bond market, (7) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (8) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (9) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (10) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (11) adequacy of the Company’s enterprise risk management framework, (12) the Company’s ability to increase market share and control expenses, (13) the Company’s ability to attract new employees and retain and motivate existing employees, (14) increased competition in the Company’s markets, (15) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (17) changes in consumer spending, borrowing and savings habits, (18) soundness of other financial institutions which could adversely affect the Company, (19) protracted labor disputes in the Company’s markets, (20) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (21) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (22) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (23) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (24) the success of the Company at managing the risks involved in the foregoing.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 9, 2011	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)