Form 10-K
period 2011-12-31
CITY NATIONAL CORP
filed 2012-02-28
CIK 201461

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $2,489,309,695 based on the June 30, 2011 closing sale price of Common Stock of $54.25 per share as reported on the New York Stock Exchange.

         As of January 31, 2012, there were 53,208,773 shares of Common Stock outstanding (including unvested restricted shares).

Documents Incorporated by Reference

         The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2012 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

Overview

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operating through 79 offices, including 16 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2011, the Corporation had five consolidated asset management affiliates in which it held a majority ownership interest. The Corporation also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. At year-end 2011, the Company had consolidated total assets of $23.67 billion, total loan balances of $13.79 billion, and assets under management or administration of $54.49 billion. The Company focuses on providing affluent individuals and entrepreneurs, their businesses and their families with complete financial solutions. The organization's mission is to provide this banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and total financial solutions. At December 31, 2011, the Company had 3,256 full-time equivalent employees.

        Additional information regarding our business and our subsidiaries, as well as regarding our acquisitions, is included in the information set forth in pages 38 through 39 of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 3, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

        Our website is www.cnb.com and the investor relations section of our website may be reached through https://www.cnb.com/investor-relations/investor-kit.asp. We make available free of charge, on or through the investor relations links on our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, as well as any amendment to those reports, and proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Information about our Board of Directors (the "Board") and its committees and our corporate governance policies and practices is available on the Corporate Governance section of the Investor Relations page of our web site. Our SEC filings are also available through the SEC's website at www.sec.gov.

Business Segments

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

Competition

        There is significant competition among commercial banks and other financial institutions in the Company's market areas. California, New York, Nevada, Tennessee and Georgia are highly competitive environments for banking and other financial organizations providing private and business banking and wealth management services. The Bank faces competitive credit and pricing pressure as it competes with other banks and financial organizations. The Company's performance is also significantly influenced by California's economy. As a result of the GLB Act, the Company also competes with other providers of financial services such as money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies. Furthermore, interstate banking legislation has promoted more intense competition by eroding the geographic constraints on the financial services industry.

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

Economic Conditions, Government Policies, Legislation and Regulation

        The Company's earnings and profitability, like most financial institutions, are highly sensitive to general business and economic conditions. These conditions include the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the States of California, Nevada, New York, Tennessee and Georgia, and in the United States as a whole. The Company is subject to the effects of the economic downturn which has affected our market in recent years. A continued decline in commercial real estate and home values in the Company's markets could have a further negative effect on the results of operations.

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

Regulatory Agencies

        The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), and is subject to supervision, regulation and inspection by the Federal Reserve. The Corporation is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities

Exchange Act of 1934, each administered by the SEC. The Corporation is listed on the New York Stock Exchange ("NYSE") under the trading symbol "CYN" and is subject to the rules of the NYSE for listed companies.

        The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and also by the Federal Reserve, the Consumer Financial Protection Bureau ("CFPB") and the Federal Depository Insurance Corporation ("FDIC").

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

        Currently, if a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of 1 or 2 (on a scale of 5, with 1 being the highest rating) in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the CRA. (See the section captioned "Community Reinvestment Act" included elsewhere in this item.) Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), effective July 21, 2011, bank holding companies, as well as their depository institution subsidiaries, are also required to be "well capitalized" and "well managed" in order to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies.

        Financial holding companies that do not continue to meet all of the requirements for such status, depending on which requirement they fail to meet, face not being able to undertake new activities or acquisitions that are financial in nature, or losing their ability to continue those activities that are not generally permissible for bank holding companies. In addition, failure to satisfy conditions prescribed by the Federal Reserve to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

        The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of control of a commercial bank or its parent holding company, whether by (i) the acquisition of 25 percent or more of any class of voting securities; (ii) controlling the election of a majority of the directors; or (iii) the exercise of a controlling influence over the management or policies of the banking organization, which can include the acquisition of as little as 5 percent of any class of voting securities together with other factors. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA (see the section captioned "Community Reinvestment Act" included elsewhere in this item), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities. Under the Dodd-Frank Act, bank regulatory authorities also review the potential risks of the transaction to the stability of the U.S. banking system or financial system.

Source of Strength Doctrine

        Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to make good the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codifies the "source of strength doctrine."

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

Recent Legislative Developments

        The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act expands the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

        The Dodd-Frank Act establishes the new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banking organizations with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

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

  •
  Provides for a change in the FDIC assessment for depository institutions with assets of $10 billion or more and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

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

  •
  Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to issue rules limiting debit-card interchange fees;

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

        The environment in which banking organizations will operate after the financial crisis, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future.

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

Capital Adequacy and Prompt Corrective Action

        Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions that are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from zero percent for asset categories with low credit risk, such as cash and certain Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans. In total, these balances comprise the company's risk-weighted assets (RWA) which are the basis for important regulatory capital ratios. Bank holding companies and national banks such as the Corporation and the Bank are currently required to maintain Tier 1 and Total capital equal to at least 4 percent and 8 percent, respectively, of their total RWA before they may be classified as "adequately capitalized." Banking organizations with Tier 1 and Total capital ratios above 6 percent and 10 percent, respectively, are eligible to be classified as "well capitalized" by the regulatory agencies. The risk-based capital rules reflect the credit-risk of the company's activities, not other risks such as interest rate, liquidity, business or operational risks. During volatile or turbulent market conditions, bank regulators may set higher capital requirements for individual banks or for categories of banks. In order to maintain a capital reserve sufficient to support normal banking operations during such turbulent episodes, the Company uses internal capital adequacy assessment and stress testing procedures to establish Board approved guidelines for capital management.

        In addition to the risk-based capital guidelines, federal banking regulatory agencies require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For banks with low risk balance sheets, strong liquidity, earnings and capital, and the lowest level of supervisory concern, the minimum leverage ratio is 3 percent. For all other banks, the minimum leverage ratio is 4 percent. These minimum standards are necessary for a bank to be classified as "adequately capitalized." Banks with leverage capital ratios of 5 percent or more may be classified as "well capitalized." As with the risk-based capital requirements, banks with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios above the minimum levels. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the federal banking agencies have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

        At December 31, 2011, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios for the Bank. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" of this report.

        The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

        The current U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision ("BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

        For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by BIS, sometimes referred to as "Basel II." In July 2007, the U.S. bank regulators announced an agreement reflecting their then-current plan for implementing the most advanced approach under Basel II for the largest, most internationally active financial institutions. The agreement also provides that the regulators will propose rules permitting other financial institutions, such as the Corporation, to choose between the current method of calculating risked-based capital ("Basel I") and the "standardized" approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. In July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risked-based capital, but for institutions using the "standardized" framework, modifies the method for determining the leverage ratio requirement. At this time, Basel II does not apply to either the Corporation or the Bank.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of BIS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. Important elements of the Basel III capital management requirements include the following:

  •
  Increase minimum capital requirements,

  •
  Raise the quality of capital so banks are better able to absorb losses,

  •
  Implement a leverage ratio concept for international banks and U.S. bank holding companies,

  •
  Establish countercyclical capital buffers, and

  •
  Provide a more uniform supervisory standard for U.S and non-U.S. banking organizations

        In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The revised text of the final Basel III capital and liquidity rules was published on June 1, 2011, and is now subject to individual adoption by member nations, including the United States. Banking regulators will likely implement changes to the capital adequacy standards applicable to the Corporation and the Bank in light of Basel III.

        Basel III represents both an addition to, and a revision of, the approach of Basel II. As Basel III has not yet been finalized and implemented by the federal banking agencies, the Corporation cannot be certain as to how Basel III will impact the Corporation or the Bank, or how the requirements of the Dodd-Frank Act will be reconciled with those of Basel III.

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC, which insurance is funded through assessments on banks such as the Bank. The Dodd-Frank Act permanently increased the maximum deposit insurance amount from $100,000 to $250,000 retroactive to January 1, 2009. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully guaranteed all non-interest-bearing transaction accounts until December 31, 2010 (the "Transaction Account Guarantee Program") and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 that matures prior to December 31, 2012 (the "Debt Guarantee Program"). The Bank participated in the Transaction Account Guarantee Program and did not participate in the Debt Guarantee Program. Under the Transaction Account Guarantee Program, the Bank paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000 through December 31, 2009, and for 2010 paid an increased fee of 15 basis points. The Dodd-Frank Act extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

        In June 2009, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. The prepaid assessment would be applied against the actual assessment until exhausted. Any funds remaining after June 30, 2013 would be returned to the institution. If the prepayment would impair an institution's liquidity or otherwise create significant hardship, it could apply for an exemption.

        The Dodd-Frank Act expands the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. On February 7, 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets, such as the Bank. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the base assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, ranged between .0068% and ..0102% for calendar year 2011 and have been set at .0066% for the first quarter of 2012. These assessments will continue until the FICO bonds mature in 2017.

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

Interstate Banking and Branching

        The Riegle-Neal Interstate Banking and Branching Act permits banks and bank holding companies from any state to acquire banks located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. The Company also has the ability, subject to certain restrictions, to acquire branches outside its home state by acquisition or merger. Under the Dodd-Frank Act, the establishment of new interstate branches is currently permitted. The Corporation has established or acquired banking operations outside its home state of California in the states of New York, Nevada, Tennessee and Georgia.

Community Reinvestment Act

        Under the Community Reinvestment Act of 1977, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from July 2009, the Bank received an overall rating of "satisfactory." In arriving at the overall rating, the OCC rated the Bank's performance levels under CRA with respect to lending (high satisfactory), investment (outstanding) and service (high satisfactory).

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

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 1, 2012, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	61	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	88	Chairman of the Board, City National Corporation
Christopher J. Carey	57	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	57	Executive Vice President, City National Corporation and President, City National Bank since May 2005
Michael B. Cahill	58	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Legal and Compliance Division since 2005.
Brian Fitzmaurice	51	Executive Vice President and Chief Credit Officer, City National Bank since February 2006
Olga Tsokova	38

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

        The United States in recent years has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions remains reduced and local governments and many businesses continue to experience financial difficulty. Unemployment levels remain elevated. There can be no assurance when these conditions will improve or whether those conditions will worsen. The resulting economic pressure on consumers and lack of confidence in the financial market could adversely affect our business, financial condition and results of operations. In addition, Europe and other global economies face continued economic stresses that impact the equity market generally, including impacts to the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies.

        The Corporation's financial performance generally, and the demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Corporation operates and in the United States as a whole. Declines in real estate values in the Company's markets, including California, Nevada and New York, have impacted results of operations. Further decline in real estate values in the Company's markets could have a further negative effect on results of operations, and a significant decline in home values would likely lead to increased delinquencies and credit quality issues in the Company's residential mortgage loan portfolio and home-equity loan portfolio. In addition, economic conditions coupled with elevated unemployment and reduced consumer spending could have a further negative effect on results of the Company's operations through higher credit losses in the commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

        Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.    On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which we refer to as the Dodd-Frank Act, was signed into law. The Dodd-Frank Act implements a variety of far-reaching changes and has been called the most sweeping reform of the financial services industry since the 1930s. Many of the provisions of the Dodd-Frank Act directly affect our ability to conduct our business, including, among other things:

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

  •
  Change in the FDIC assessment for depository institutions with assets of $10 billion or more, such as the Bank, and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

  •
  Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

  •
  Establishment of a consumer financial protection bureau with broad authority to implement new consumer protection regulations and, for banking organizations with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

  •
  Amendment of the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to issue rules limiting debit-card interchange fees; and

  •
  Establishment of mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

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

        Further significant changes in banking laws or regulations, the interpretation of those rules and regulations, and federal monetary policy could materially affect our business.    In addition to the Dodd-Frank Act and related matters discussed above, the banking industry is subject to extensive federal and state regulation, and significant new laws or changes in, or repeals of, existing laws, including changes in the interpretations of those rules and regulations by regulators, courts or others, may cause results to differ materially. Also, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. A material change in these conditions would affect our results. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations would also affect our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. For further discussion of the regulation of financial services, see "Supervision and Regulation" and the discussion under Item 1, Business, "Economic Conditions, Government Policies, Legislation and Regulation."

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

        In addition, on September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of BIS, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. Important elements of the Basel III capital management requirements include the following:

  •
  Increase minimum capital requirements,

  •
  Raise the quality of capital so banks are better able to absorb losses,

  •
  Implement a leverage ratio concept for international banks and U.S. bank holding companies,

  •
  Establish countercyclical capital buffers, and

  •
  Provide a more uniform supervisory standard for U.S and non-U.S. banking organizations

        In January 2011, the Basel Committee issued further guidance on the qualification criteria for inclusion in Tier 1 capital. The revised text of the final Basel III capital and liquidity rules was published on June 1, 2011, and is now subject to individual adoption by member nations, including the United States. Banking regulators will likely implement changes to the capital adequacy standards applicable to the Corporation and the Bank in light of Basel III.

        Basel III represents both an addition to, and a revision of, the approach of Basel II. As Basel III has not yet been finalized and implemented by the federal banking agencies, the Corporation cannot be certain as to how Basel III will impact the Corporation or the Bank, or how the requirements of the Dodd-Frank Act will be reconciled with those of Basel III.

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

        We may experience further write-downs of our financial instruments and other losses related to volatile and illiquid market conditions.    Market volatility, illiquid market conditions and disruptions in the credit markets have made it difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take further write-downs in the value of our securities portfolio, which may have an adverse impact on our results of operations in future periods.

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

        Changes in accounting standards or tax legislation.    Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

        Our business and financial results could be impacted materially by adverse results in legal proceedings and governmental investigations and inquiries.    Aspects of our business involve risk of legal liability. We have been named or threatened to be named as defendants in various legal proceedings arising from our business activities. In addition, we may be the subject of governmental investigations and other forms of regulatory inquiry from time to time. The results of these legal proceedings and governmental investigations and inquiries could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, or reputational harm.

        Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for legal loss contingencies.

        Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.    Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our borrowers, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

        Our ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of our resiliency planning, and our ability, if any, to anticipate the nature of any such event that occurs. The adverse impact of disasters or terrorist activities or international hostilities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we deal with, particularly those that we depend upon but have no control over.

        Disruptions to our information systems and security breaches could adversely affect our business and reputation.    In the ordinary course of business we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. While we work to implement and maintain appropriate systems and security measures, our information technology and infrastructure could fail or be breached by hackers or as a result of employee error, malfeasance or otherwise. Any such failure or breach could compromise our networks and result in failures of or disruptions to our accounting, deposit, loan and other systems, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such failure or unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, and could disrupt our operations and damage our reputation, which could adversely affect our business and financial results.

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

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2011 fiscal year and that remain unresolved.

Item 2.    Properties

        The Bank leases approximately 417,000 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street ("City National Plaza"). City National Plaza serves as both the Corporation's and the Bank's headquarters. In addition, City National Plaza houses the Company's Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

        As of December 31, 2011, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in North Las Vegas and Minden, Nevada. In addition to the properties owned, the Company maintained operations in 83 other locations, comprised of 74 banking offices and 9 other operations and general office properties as of December 31, 2011.

        The non-owned banking offices and other properties are leased by the Bank. Total annual net rental payments (exclusive of operating charges and real property taxes) are approximately $32 million, with lease expiration dates for office facilities ranging from 2012 to 2022, exclusive of renewal options.

        The wealth management affiliates lease a total of 11 offices (excluding offices that are being subleased). Total annual net rental payments (exclusive of operating charges and real property taxes) for all affiliates are approximately $4.7 million.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2011, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

Quarter Ended	High	Low	Dividends Declared
2011
March 31	$62.90	$55.65	$0.20
June 30	58.75	52.02	0.20
September 30	55.54	37.76	0.20
December 31	45.10	36.01	0.20
2010
March 31	$54.86	$45.81	$0.10
June 30	64.13	51.23	0.10
September 30	58.00	47.91	0.10
December 31	62.91	51.57	0.10

        The Company's common stock is traded on the New York Stock Exchange (ticker symbol CYN). As of January 31, 2012, the closing price of the Corporation's stock was $45.88 per share. As of that date, there were approximately 1,748 holders of record of the Corporation's common stock. On January 19, 2012, the Board of Directors authorized a regular quarterly cash dividend on its common stock at a rate of $0.25 per share payable on February 15, 2012 to all shareholders of record on February 1, 2012.

        For a discussion of dividend restrictions on the Corporation's common stock, see the Dividends and Other Transfers of Funds section of Part I and Note 13 of the Notes to Consolidated Financial Statements.

        On January 24, 2008, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan in the fourth quarter of the year ended December 31, 2011. As of December 31, 2011, there were 1,140,400 shares remaining to be purchased.

        The information required by this item regarding purchases by the Company during the quarter ended December 31, 2011 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act appears under Note 12 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information required by this item appears on page 37 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 38 through 101, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 66 through 72, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 101 under the captions "2011 Quarterly Operating Results" and "2010 Quarterly Operating Results," and on page A-4 through A-82 and is incorporated herein by reference.

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

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2012 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2012 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2012 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2012 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2012 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2012 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2011 and 2010	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2011	A-5
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2011	A-6
	Consolidated Statements of Changes in Equity and Comprehensive Income for each of the years in the three-year period ended December 31, 2011	A-7
	Notes to Consolidated Financial Statements	A-8
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009.
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
3.2	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
3.3	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008.
3.4	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 15, 2011.

4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
4.2
	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
4.3
	Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010.
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant, and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.9*	Eighth Amendment to Employment Agreement dated as of February 13, 2012 by and between Bram Goldsmith, Registrant and City National Bank.	Filed herewith.
10.10*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.11*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.12*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.13*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.14*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.15*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.16*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.17*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.18*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.19*	City National Corporation 2011 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011.
10.20*	Amended and Restated City National Corporation 2008 Omnibus Plan.	Filed herewith.
10.21*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.22*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.23*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.24*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	Amendment Number 1 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Filed herewith.
10.26*	Amendment Number 2 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Filed herewith.
10.27*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.28*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008
10.29*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.30*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.
10.31*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.32*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
10.33*	Amendment No. 1 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective on January 1, 2009).	Filed herewith.
10.34*	Amendment No. 2 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective January 1, 2009)	Filed herewith.
10.35*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.36*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.37*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.38*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.39*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.40*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

10.41*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.42*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
10.43*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Filed herewith.
10.44*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Filed herewith.
10.45*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Filed herewith.
10.46*
	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Filed herewith.
10.47*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.48*	Form of Restricted Stock Unit Award Agreement under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.49*	Form of Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.50*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.51*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Filed herewith.

10.52*	Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan.	Filed herewith.
10.53*	Summary—Brian Fitzmaurice.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.
10.54	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 28, 2012	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 28, 2012
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 28, 2012
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 28, 2012
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 28, 2012
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 28, 2012
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 28, 2012

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 28, 2012
/s/ ASHOK ISRANI Ashok Israni	Director	February 28, 2012
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 28, 2012
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 28, 2012
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 28, 2012
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	February 28, 2012
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 28, 2012

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the Company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact on financial markets and the economy of the level of U.S. and European debt, (3) changes in the pace of economic recovery and related changes in employment levels, (4) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (5) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (6) volatility in the municipal bond market, (7) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (8) incorrect assumptions in valuing the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (9) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (10) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (11) adequacy of the Company's enterprise risk management framework, (12) the Company's ability to increase market share and control expenses, (13) the Company's ability to attract new employees and retain and motivate existing employees, (14) increased competition in the Company's markets, (15) changes in the financial performance and/or condition of the Company's borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers' ability to meet certain credit obligations, changes in customers' suppliers, and other counterparties' performance and creditworthiness, (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company's investment advisory affiliates or its wealth management division, (17) changes in consumer spending, borrowing and savings habits, (18) soundness of other financial institutions which could adversely affect the Company, (19) protracted labor disputes in the Company's markets, (20) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (21) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (22) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (23) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, and (24) the success of the Company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)	2011	2010	Percent change
FOR THE YEAR
Net income attributable to City National Corporation	$172,421	$131,177	31%
Net income available to common shareholders	172,421	125,475	37
Net income per common share, basic	3.24	2.38	36
Net income per common share, diluted	3.21	2.36	36
Dividends per common share	0.80	0.40	100
AT YEAR END
Assets	$23,666,291	$21,353,118	11
Securities	8,101,556	5,976,072	36
Loans and leases, excluding covered loans	12,309,385	11,386,628	8
Covered loans (1)	1,481,854	1,857,522	(20)
Deposits	20,387,582	18,176,862	12
Common shareholders' equity	2,144,849	1,959,579	9
Total equity	2,144,849	1,984,718	8
Book value per common share	40.86	37.51	9
AVERAGE BALANCES
Assets	$22,527,750	$21,156,661	6
Securities	6,634,547	4,677,306	42
Loans and leases, excluding covered loans	11,698,388	11,576,380	1
Covered loans (1)	1,699,182	1,940,316	(12)
Deposits	19,305,703	17,868,392	8
Common shareholders' equity	2,058,269	1,902,846	8
Total equity	2,076,721	1,961,109	6
SELECTED RATIOS
Return on average assets	0.77%	0.62%	24
Return on average common shareholders' equity	8.38	6.59	27
Corporation's tier 1 leverage	6.77	6.74	0
Corporation's tier 1 risk-based capital	10.26	10.52	(2)
Corporation's total risk-based capital	12.83	13.28	(3)
Period-end common shareholders' equity to period-end assets	9.06	9.18	(1)
Period-end equity to period-end assets	9.06	9.29	(2)
Dividend payout ratio, per common share	24.64	16.75	47
Net interest margin	3.79	3.86	(2)
Expense to revenue ratio (2)	65.53	62.45	5
ASSET QUALITY RATIOS (3)
Nonaccrual loans to total loans and leases	0.91%	1.68%	(46)
Nonaccrual loans and OREO to total loans and leases and OREO	1.16	2.17	(47)
Allowance for loan and lease losses to total loans and leases	2.13	2.26	(6)
Allowance for loan and lease losses to nonaccrual loans	234.37	134.61	74
Net charge-offs to average total loans and leases	(0.05)	(1.13)	(96)
AT YEAR END
Assets under management (4)	$31,326,318	$36,753,673	(15)
Assets under management or administration (4)	54,492,355	58,470,832	(7)

(1)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation ("FDIC").

(2)
The expense to revenue ratio is defined as noninterest expense excluding other real estate owned ("OREO") expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3)
Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

(4)
Excludes $15.95 billion and $21.32 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2011 and December 31, 2010, respectively.

 SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts) (1)	2011	2010	2009	2008	2007
Statement of Income Data:
Interest income	$843,090	$830,196	$709,077	$784,688	$894,101
Interest expense	70,100	99,871	85,024	184,792	285,829

Net interest income	772,990	730,325	624,053	599,896	608,272
Provision for credit losses on loans and leases, excluding covered loans	12,500	103,000	285,000	127,000	20,000
Provision for losses on covered loans	43,646	76,218	—	—	—
Noninterest income	341,867	361,375	292,197	266,984	303,202
Noninterest expense	805,095	751,330	581,087	587,763	534,931

Income before taxes	253,616	161,152	50,163	152,117	356,543
Income taxes	77,561	26,055	(1,886)	41,783	124,974

Net income	$176,055	$135,097	$52,049	$110,334	$231,569
Less: Net income attributable to noncontrolling interest	3,634	3,920	710	5,378	8,856

Net income attributable to City National Corporation	$172,421	$131,177	$51,339	$104,956	$222,713
Less: Dividends and accretion on preferred stock	—	5,702	25,903	2,445	—

Net income available to common shareholders	$172,421	$125,475	$25,436	$102,511	$222,713

Per Common Share Data:
Net income per common share, basic	3.24	2.38	0.50	2.12	4.58
Net income per common share, diluted	3.21	2.36	0.50	2.11	4.50
Dividends per common share	0.80	0.40	0.55	1.92	1.84
Book value per common share	40.86	37.51	34.74	33.52	33.66
Shares used to compute net income per common share, basic	52,439	51,992	50,272	47,930	48,234
Shares used to compute net income per common share, diluted	52,849	52,455	50,421	48,196	49,069
Balance Sheet Data—At Period End:
Assets	$23,666,291	$21,353,118	$21,078,757	$16,455,515	$15,889,290
Securities	8,101,556	5,976,072	4,461,060	2,440,468	2,756,010
Loans and leases, excluding covered loans	12,309,385	11,386,628	12,146,908	12,444,259	11,630,638
Covered loans (2)	1,481,854	1,857,522	1,851,821	—	—
Interest-earning assets	22,090,781	19,667,137	19,055,189	15,104,199	14,544,176
Core deposits	19,727,968	17,294,342	15,728,847	11,210,091	10,515,697
Deposits	20,387,582	18,176,862	17,379,448	12,652,124	11,822,505
Common shareholders' equity	2,144,849	1,959,579	1,790,275	1,614,904	1,610,139
Total equity	2,144,849	1,984,718	2,012,764	2,030,434	1,635,722
Balance Sheet Data—Average Balances:
Assets	$22,527,750	$21,156,661	$17,711,495	$16,028,821	$15,370,764
Securities	6,634,547	4,677,306	3,327,235	2,398,285	2,833,489
Loans and leases, excluding covered loans	11,698,388	11,576,380	12,296,619	12,088,715	11,057,411
Covered loans (2)	1,699,182	1,940,316	66,470	—	—
Interest-earning assets	20,842,016	19,269,707	16,315,487	14,670,167	14,054,123
Core deposits	18,512,261	16,757,396	13,048,724	10,600,180	10,360,199
Deposits	19,305,703	17,868,392	14,351,898	11,899,642	12,236,383
Common shareholders' equity	2,058,269	1,902,846	1,745,101	1,636,597	1,564,080
Total equity	2,076,721	1,961,109	2,160,922	1,706,092	1,588,480
Asset Quality:
Nonaccrual loans, excluding covered nonaccrual loans	$112,026	$190,923	$388,707	$211,142	$75,561
Covered nonaccrual loans	422	2,557	—	—	—
OREO, excluding covered OREO	30,790	57,317	53,308	11,388	—
Covered OREO	98,550	120,866	60,558	—	—

Total nonaccrual loans and OREO	$241,788	$371,663	$502,573	$222,530	$75,561

Performance Ratios:
Return on average assets	0.77%	0.62%	0.29%	0.65%	1.45%
Return on average common shareholders' equity	8.38	6.59	1.46	6.26	14.24
Net interest spread	3.47	3.45	3.41	3.27	2.91
Net interest margin	3.79	3.86	3.91	4.20	4.45
Period-end common shareholders' equity to period-end assets	9.06	9.18	8.49	9.81	10.13
Period-end equity to period-end assets	9.06	9.29	9.55	12.34	10.29
Dividend payout ratio, per common share	24.64	16.75	107.80	90.61	40.13
Expense to revenue ratio	65.53	62.45	61.70	66.80	57.87
Asset Quality Ratios (3):
Nonaccrual loans to total loans and leases	0.91%	1.68%	3.20%	1.70%	0.65%
Nonaccrual loans and OREO to total loans and leases and OREO	1.16	2.17	3.62	1.79	0.65
Allowance for loan and lease losses to total loans and leases	2.13	2.26	2.38	1.80	1.45
Allowance for loan and lease losses to nonaccrual loans	234.37	134.61	74.22	106.11	223.03
Net charge-offs to average total loans and leases	(0.05)	(1.13)	(1.84)	(0.57)	(0.08)

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the FDIC.

(3)
Excludes covered assets, which consists of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation (the "Corporation"), through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest independent commercial bank headquartered in Los Angeles. For 58 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company's asset management firms, subsidiaries of the Corporation, and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services; 401(k) and defined benefit plan administration, and; 3) estate and financial planning and custodial services. The Bank also advises and markets mutual funds under the name of CNI Charter Funds.

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," on page 35 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets have grown by 44 percent. Total loans, excluding loans covered by loss-sharing agreements with the Federal Deposit Insurance Corporation ("FDIC"), were down 1 percent. Deposit balances grew 61 percent for the same period.

        On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California ("FPB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. The Bank acquired most of FPB's assets, including loans with a fair value of $202.8 million, and assumed deposits with a fair value of $237.2 million. In connection with the acquisition, the Company entered into a loss-sharing agreement with the FDIC with respect to acquired loans ("covered loans") and other real estate owned ("covered other real estate owned" or "covered OREO") (collectively, "covered assets").

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

        On November 15, 2010, the Company completed a relatively small, but strategically important acquisition of a Los Angeles, California-based accounting software firm, Datafaction, which complements the Bank's proprietary cash management solutions available to its business clients.

        On February 11, 2011, the Company purchased a branch banking office in San Jose, California from another financial institution. The Company acquired approximately $8.4 million in deposits.

        On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank ("NCB"), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank acquired most of NCB's assets, including loans with a fair value of $56.4 million, and assumed deposits with a fair value of $118.4 million. The acquired loans and OREO are subject to a loss-sharing agreement with the FDIC.

CAPITAL ACTIVITY

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. The shares purchased under the buyback programs may be reissued for acquisitions, upon the exercise of stock options, and for other general corporate purposes. The Corporation did not repurchase any shares under the stock buyback program in 2010 and 2011. At January 31, 2012, additional shares of 1,140,400 could be repurchased under the existing authority.

        The Corporation paid dividends of $0.80 per share of common stock in 2011 and $0.40 per share of common stock in 2010. On January 19, 2012, the Board of Directors authorized a quarterly cash dividend on common stock at a rate of $0.25 per share to shareholders of record on February 1, 2012, payable on February 15, 2012.

        On November 21, 2008, City National Corporation received aggregate proceeds of $400 million from the United States Department of the Treasury ("Treasury") under the Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP") in exchange for 400,000 shares of cumulative perpetual preferred stock and a 10-year warrant to purchase up to 1,128,668 shares of the Company's common stock at an exercise price of $53.16 per share. On December 30, 2009, the Corporation repurchased $200 million, or 200,000 shares, of preferred stock from the Treasury. On March 3, 2010, the Corporation repurchased the remaining shares of preferred stock, which resulted in an accelerated accretion charge of $3.8 million in 2010. On April 8, 2010, the Corporation repurchased the outstanding common stock warrant. The repurchase price of $18.5 million was recorded as a charge to additional paid-in capital.

        Dividends on preferred stock were paid on a quarterly basis. The Corporation paid dividends of $1.7 million to the Treasury and accreted $4.0 million of discount on preferred stock in 2010. The discount accretion includes the accelerated accretion due to the repurchase of preferred stock in 2010.

        On October 16, 2010, the Company used net proceeds from a September 2010 issue of senior notes to redeem $250.0 million of trust preferred securities. The Company recognized a $6.8 million charge on the early redemption of the trust preferred securities in noninterest income in 2010.

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified 11 policies as being critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company's estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

        The Company's critical accounting policies include those that address accounting for business combinations, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, other real estate owned ("OREO"), goodwill and other intangible assets, noncontrolling interest, share-based compensation plans, income taxes, and derivatives and hedging activities. The Company, with the concurrence of the Audit & Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management's Discussion and Analysis and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

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

Level 3—Unobservable inputs reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available.

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

        The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis. Certain assets such as impaired loans, OREO, securities held-to-maturity, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities Available-for-Sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include certain collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

        Loans—The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans. Loans measured for impairment based on the fair value of collateral or observable market prices are reported at fair value for disclosure purposes. The majority of loans reported at fair value are measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy. In certain circumstances, appraised values or broker quotes are adjusted based on management's assumptions regarding current market conditions to determine fair value. These loans are classified in Level 3 of the fair value hierarchy.

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives is obtained from third party market sources that use conventional valuation algorithms. The Company provides client data to the third party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and cash collateral, if any. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

        The fair value of foreign exchange options and transactions is derived from market spot and/or forward foreign exchange rates and is classified in Level 1 of the fair value hierarchy.

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

Securities

        Securities are classified based on management's intention on the date of purchase. Securities classified as available-for-sale or trading are presented at fair value and securities classified as held-to-maturity are presented at amortized cost. Unrealized gains or losses on securities available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment of available-for-sale and held-to-maturity debt securities to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

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

        Covered Loans—Covered loans consist of acquired loans that are covered under loss-sharing agreements with the FDIC. Covered loans are reported separately in the loan section of the consolidated balance sheets.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors included in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations, trends in volumes and terms of loans; and economic trends in the broad market and specific industries.

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

        The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, and existence of concentrations.

        The relative significance of risk considerations vary by portfolio segment. For commercial loans, the primary risk consideration is a borrower's ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and real estate construction loans. The primary risk considerations for consumer loans are a borrower's personal cash flow and liquidity, as well as collateral value.

        The allowance for loan and lease losses is increased by the provision for credit losses charged to operating expense and is decreased by the amount of charge-offs, net of recoveries.

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from the allowance for loan and lease losses.

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

        Covered OREO consists of acquired OREO that is covered under loss-sharing agreements with the FDIC. These assets were recorded at their fair value on acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

Goodwill and Other Intangibles Assets

        Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. The first step of the impairment evaluation process involves an assessment of qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, industry and market conditions and trends, the Company's financial performance and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not "more likely than not" that impairment exists, no further testing is performed. If there is an indication that impairment exists, a quantitative test is performed to determine whether the fair value of each reporting unit, including goodwill, is less than the carrying amount of the reporting unit. If so, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

        Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of client advisory and other client service contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

Noncontrolling Interest

        Noncontrolling interest is the portion of equity in a subsidiary not attributable to a parent, and is reported as a separate component of equity in the consolidated balance sheets, with the exception of noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. These redeemable noncontrolling interests are not considered to be permanent equity and are reported in the mezzanine section of the consolidated balance sheets at fair value. Consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.

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

        The Company issues restricted stock awards which generally vest over a five-year period during which time the holder receives dividends and has full voting rights. Restricted stock is valued at the closing price of the Company's stock on the date of award.

Income Taxes

        The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established.

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

2011 HIGHLIGHTS

  •
  In 2011, consolidated net income attributable to City National Corporation was $172.4 million, or $3.21 per diluted common share. In 2010, consolidated net income attributable to City National Corporation was $131.2 million and consolidated net income available to common shareholders was $125.5 million, or $2.36 per diluted common share. The increase in net income is primarily due to lower provision for losses on all loans and leases and higher net interest income. The Company recorded $12.5 million of provision expense on non-covered loans in 2011, down from $103.0 million in 2010. Provision expense for covered loans was $43.6 million in 2011, compared to $76.2 million in 2010. The increase in net income was partially offset by higher FDIC loss sharing expense and noninterest expense.

  •
  Revenue, which consists of net interest income and noninterest income, was $1.11 billion, an increase of 2 percent from $1.09 billion in 2010.

  •
  Fully taxable-equivalent net interest income, including dividend income, amounted to $790.3 million in 2011, up 6 percent from $743.5 million in 2010.

  •
  The Company's net interest margin was 3.79 percent in 2011, compared with 3.86 percent in 2010.

  •
  Noninterest income was $341.9 million for 2011, down 5 percent from $361.4 million for 2010, due principally to higher FDIC loss sharing expense from the Company's FDIC-assisted acquisitions. Noninterest income accounted for 31 percent of the Company's revenue in 2011, compared to 33 percent in 2010.

  •
  Noninterest expense for 2011 was $805.1 million, up 7 percent from $751.3 million in 2010. The increase was due largely to higher compensation costs, as well as increased expenses for OREO, marketing and advertising, and legal and professional services. Approximately 90 percent of OREO expenses for 2011 are related to covered assets, and a significant portion of these expenses is reimbursable by the FDIC and reflected in noninterest income.

  •
  The Company's effective tax rate for 2011 was 30.6 percent compared to 16.2 percent in the prior year, due in part to higher pretax income. The 2010 rate also reflects a favorable tax litigation settlement.

  •
  Total assets were $23.67 billion at December 31, 2011, up 11 percent from $21.35 billion at the end of 2010. Total average assets increased 6 percent to $22.53 billion for 2011 from $21.16 billion for 2010.

  •
  Loans and leases, excluding covered loans, were $12.31 billion, up 8 percent from $11.39 billion at 2010. Average loans for 2011, on the same basis, were $11.70 billion, up 1 percent from $11.58 billion in 2010. Average commercial loan balances for 2011 grew 10 percent from the prior year.

  •
  Net loan charge-offs were $5.4 million for 2011, down 96 percent from $130.3 million for 2010. Net loan charge-offs for 2011 were 0.05 percent of average total loans and leases, excluding covered loans, down from 1.13 percent in 2010. Nonaccrual loans, excluding covered loans, totaled $112.0 million at December 31, 2011, down from $190.9 million at December 31, 2010. At December 31, 2011, nonperforming assets, excluding covered assets, were $142.8 million, compared with $248.2 million at December 31, 2010.

  •
  The allowance for loan and lease losses on non-covered loans was $262.6 million for 2011, compared with $257.0 million for 2010. The Company remains adequately reserved at 2.13 percent of total loans and leases, excluding covered loans, compared with 2.26 percent at the end of 2010.

  •
  Average securities for 2011 totaled $6.63 billion, up 42 percent from 2010, as deposit growth continued to outpace loan growth.

  •
  Period-end deposits at December 31, 2011 were $20.39 billion, up 12 percent from $18.18 billion for 2010. Average deposits grew to $19.31 billion for 2011, an 8 percent increase from $17.87 billion in 2010. Average core deposits totaled $18.51 billion for 2011, a 10 percent increase from $16.76 billion in 2010, and now amount to approximately 96 percent of total average deposit balances.

  •
  The Company's ratio of Tier 1 common shareholders' equity to risk-based assets was 10.2 percent at December 31, 2011 compared to 10.3 percent in 2010. Refer to the "Capital" section of Management's Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

        The Company's management anticipates continuing net income growth in 2012. Loans, deposits and capital ratios are expected to increase, and credit quality will likely continue to improve, though rising loan balances are expected to require appropriately higher loan-loss provisions. This outlook reflects management's expectations for moderate economic growth in 2012. Interest rates are expected to remain low for the entire year.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2011			Year Ended 2010
(in thousands, except per share amounts) (1)		Amount	%		Amount	%	2009	2008	2007
Interest income (2)	$857,600	$17,027	2	$840,573	$120,378	17	$720,195	$796,879	$907,083
Interest expense	70,100	(29,771)	(30)	99,871	14,847	17	85,024	184,792	285,829

Net interest income	787,500	46,798	6	740,702	105,531	17	635,171	612,087	621,254
Provision for credit losses on loans and leases, excluding covered loans	12,500	(90,500)	(88)	103,000	(182,000)	(64)	285,000	127,000	20,000
Provision for losses on covered loans	43,646	(32,572)	(43)	76,218	76,218	NM	—	—	—
Noninterest income	341,867	(19,508)	(5)	361,375	69,178	24	292,197	266,984	303,202
Noninterest expense:
Staff expense	448,702	38,879	9	409,823	89,547	28	320,276	354,513	328,672
Other expense	356,393	14,886	4	341,507	80,696	31	260,811	233,250	206,259

Total	805,095	53,765	7	751,330	170,243	29	581,087	587,763	534,931
Income before income taxes	268,126	96,597	56	171,529	110,248	180	61,281	164,308	369,525
Income taxes	77,561	51,506	198	26,055	27,941	(1,481)	(1,886)	41,783	124,974
Less: Adjustments (2)	14,510	4,133	40	10,377	(741)	(7)	11,118	12,191	12,982

Net income	$176,055	$40,958	30	$135,097	$83,048	160	$52,049	$110,334	$231,569

Less: Net income attributable to noncontrolling interest	3,634	(286)	(7)	3,920	3,210	452	710	5,378	8,856

Net income attributable to City National Corporation	$172,421	$41,244	31	$131,177	$79,838	156	$51,339	$104,956	$222,713

Less: Dividends and accretion on preferred stock	—	(5,702)	(100)	5,702	(20,201)	(78)	25,903	2,445	—

Net income available to common shareholders	$172,421	$46,946	37	$125,475	$100,039	393	$25,436	$102,511	$222,713

Net income per common share, diluted	$3.21	$.85	36	$2.36	$1.86	372	$.50	$2.11	$4.50

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

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2011			2010
(in thousands)	Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate
Assets
Interest-earning assets
Loans and leases
Commercial	$4,818,081	$198,225	4.11%	$4,390,834	$194,568	4.43%
Commercial real estate mortgages	1,962,740	106,076	5.40	2,059,680	114,542	5.56
Residential mortgages	3,670,996	172,714	4.70	3,553,347	186,526	5.25
Real estate construction	379,136	18,335	4.84	660,603	26,132	3.96
Equity lines of credit	731,425	26,142	3.57	742,862	26,567	3.58
Installment	136,010	6,631	4.88	169,054	8,775	5.19

Total loans and leases, excluding covered loans (3)	11,698,388	528,123	4.51	11,576,380	557,110	4.81
Covered loans	1,699,182	161,064	9.48	1,940,316	138,451	7.14

Total loans and leases	13,397,570	689,187	5.14	13,516,696	695,561	5.15
Due from banks—interest-bearing	523,429	1,504	0.29	678,929	1,890	0.28
Federal funds sold and securities purchased under resale agreements	154,395	422	0.27	249,381	634	0.25
Securities	6,634,547	166,487	2.51	4,677,306	142,488	3.05
Other interest-earning assets	132,075	2,757	2.09	147,395	2,787	1.89

Total interest-earning assets	20,842,016	860,357	4.13	19,269,707	843,360	4.38

Allowance for loan and lease losses	(333,312)			(315,228)
Cash and due from banks	196,864			237,853
Other non-earning assets	1,822,182			1,964,329

Total assets	$22,527,750			$21,156,661

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,767,775	$2,755	0.16	$1,998,990	$4,308	0.22
Money market accounts	6,626,365	23,278	0.35	5,911,058	31,591	0.53
Savings deposits	325,882	911	0.28	317,263	1,508	0.48
Time deposits—under $100,000	293,545	1,513	0.52	430,557	2,448	0.57
Time deposits—$100,000 and over	793,442	5,228	0.66	1,110,996	9,175	0.83

Total interest-bearing deposits	9,807,009	33,685	0.34	9,768,864	49,030	0.50
Federal funds purchased and securities sold under repurchase agreements	3,145	2	0.07	163,309	5,292	3.24
Other borrowings	803,948	36,413	4.53	846,513	45,549	5.38

Total interest-bearing liabilities	10,614,102	70,100	0.66	10,778,686	99,871	0.93

Noninterest-bearing deposits	9,498,694			8,099,528
Other liabilities	338,233			317,338
Total equity	2,076,721			1,961,109

Total liabilities and equity	$22,527,750			$21,156,661

Net interest spread			3.47%			3.45%
Fully taxable-equivalent net interest and dividend income		$790,257			$743,489

Net interest margin			3.79%			3.86%

Less: Dividend income included in other income		2,757			2,787

Fully taxable-equivalent net interest income		$787,500			$740,702

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Net interest income is presented on a fully taxable-equivalent basis.

(3)
Includes average nonaccrual loans of $145,825, $278,705, $351,215, $128,296 and $28,512 for 2011, 2010, 2009, 2008 and 2007, respectively.

(4)
Loan income includes loan fees of $18,740, $20,555, $18,381, $17,008 and $15,684 for 2011, 2010, 2009, 2008 and 2007, respectively.

Net Interest Income Summary

2009			2008			2007
Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate

$4,701,386	$199,647	4.25%	$4,662,641	$252,911	5.42%	$4,279,523	$310,869	7.26%
2,171,353	121,515	5.60	2,057,459	134,511	6.54	1,878,671	136,446	7.26
3,481,227	192,774	5.54	3,293,166	184,818	5.61	3,020,316	166,823	5.52
1,094,332	37,154	3.40	1,406,181	76,039	5.41	1,291,708	110,483	8.55
674,459	23,417	3.47	503,428	22,340	4.44	404,493	30,456	7.53
173,862	8,842	5.09	165,840	9,841	5.93	182,700	13,539	7.41

12,296,619	583,349	4.74	12,088,715	680,460	5.63	11,057,411	768,616	6.95
66,470	4,052	6.10	—	—	0.00	—	—	0.00

12,363,089	587,401	4.75	12,088,715	680,460	5.63	11,057,411	768,616	6.95
361,571	1,486	0.41	96,872	1,896	1.96	88,787	2,604	2.93
186,123	264	0.14	10,037	161	1.61	13,066	686	5.25
3,327,235	131,044	3.94	2,398,285	114,362	4.77	2,833,489	135,177	4.77
77,469	2,743	3.54	76,258	4,297	5.63	61,370	3,771	6.14

16,315,487	722,938	4.43	14,670,167	801,176	5.46	14,054,123	910,854	6.48

(254,610)			(178,587)			(157,012)
320,010			370,468			423,526
1,330,608			1,166,773			1,050,127

$17,711,495			$16,028,821			$15,370,764

$1,540,496	$3,980	0.26	$851,029	$5,688	0.67	$784,293	$4,739	0.60
4,084,090	32,068	0.79	3,760,516	72,212	1.92	3,654,508	111,827	3.06
239,441	1,590	0.66	137,779	556	0.40	147,764	715	0.48
239,680	3,222	1.34	220,259	6,695	3.04	240,388	9,518	3.96
1,303,174	19,569	1.50	1,299,462	37,840	2.91	1,876,184	87,881	4.68

7,406,881	60,429	0.82	6,269,045	122,991	1.96	6,703,137	214,680	3.20
414,672	8,292	2.00	1,098,731	27,591	2.51	662,928	32,491	4.90
542,521	16,303	3.01	1,068,491	34,210	3.20	644,633	38,658	6.00

8,364,074	85,024	1.02	8,436,267	184,792	2.19	8,010,698	285,829	3.57

6,945,017			5,630,597			5,533,246
241,482			255,865			238,340
2,160,922			1,706,092			1,588,480

$17,711,495			$16,028,821			$15,370,764

		3.41%			3.27%			2.91%
	$637,914			$616,384			$625,025

		3.91%			4.20%			4.45%

	2,743			4,297			3,771

	$635,171			$612,087			$621,254

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between 2011 and 2010, as well as between 2010 and 2009. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	2011 vs 2010			2010 vs 2009
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands) (1)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (2)	$(6,129)	$(245)	$(6,374)	$56,852	$51,308	$108,160
Securities	52,230	(28,231)	23,999	45,396	(33,952)	11,444
Due from banks—interest-bearing	(445)	59	(386)	987	(583)	404
Federal funds sold and securities purchased under resale agreements	(256)	44	(212)	112	258	370
Other interest-earning assets	(305)	275	(30)	1,715	(1,671)	44

Total interest-earning assets	45,095	(28,098)	16,997	105,062	15,360	120,422

Interest paid on:
Interest checking deposits	(457)	(1,096)	(1,553)	1,028	(700)	328
Money market deposits	3,481	(11,794)	(8,313)	11,961	(12,438)	(477)
Savings deposits	40	(637)	(597)	424	(506)	(82)
Time deposits	(3,048)	(1,834)	(4,882)	(19)	(11,149)	(11,168)
Total borrowings	(9,508)	(4,918)	(14,426)	1,426	24,820	26,246

Total interest-bearing liabilities	(9,492)	(20,279)	(29,771)	14,820	27	14,847

	$54,587	$(7,819)	$46,768	$90,242	$15,333	$105,575

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Includes covered loans.

Comparison of 2011 with 2010

        Net interest income was $773.0 million for 2011, an increase of 6 percent from $730.3 million for 2010. Interest income on securities was $159.3 million in 2011, a 16 percent increase from 2010 due primarily to a 42 percent increase in average securities over the prior year. Interest income on total loans was $681.9 million in 2011, down 1 percent from 2010, reflecting lower yields on non-covered loans in 2011, partially offset by an increase in interest income on covered loans. Interest income from covered loans includes $55.7 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the current year, compared to $20.6 million in 2010.

        Total interest expense was $70.1 million in 2011, down from $99.9 million in 2010. Interest expense on deposits was $33.7 million in 2011, down 31 percent from $49.0 million in 2010 as a result of lower interest rates. Interest expense on borrowings decreased 28 percent to $36.4 million in 2011, compared to $50.8 million in 2010. The lower interest expense reflects a decrease in average borrowings due to the extinguishment of structured repurchase agreements in the third quarter of 2010 and the redemption of trust preferred securities in the fourth quarter of 2010.

        The net settlement of interest-rate swaps increased net interest income by $15.1 million for 2011 and $25.8 million for 2010.

        The fully taxable net interest margin declined to 3.79 percent for 2011, from 3.86 percent for 2010. The average yield on earning assets for 2011 was 4.13 percent, down 25 basis points from 4.38 percent in 2010. The average cost of interest-bearing liabilities decreased to 0.66 percent, or by 27 basis points, from 0.93 percent for 2010. Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $787.5 million for 2011 compared with $740.7 million for 2010. Fully taxable-equivalent net interest and dividend income was $790.3 million and $743.5 million in 2011 and 2010, respectively. The $46.8 million increase in fully taxable-equivalent net interest and dividend income from the prior year was primarily generated through securities growth and lower interest-bearing liabilities (volume variance) and was partially offset by a decrease in net interest income largely due to lower yields on securities (rate variance).

        Average loans and leases, excluding covered loans, were $11.70 billion, a 1 percent increase from $11.58 billion for 2010. The increase was primarily driven by a growth in commercial loans, which grew 10 percent from 2010, partially offset by lower commercial real estate mortgage and real estate construction loans. Average covered loans were $1.70 billion in 2011, a decrease of 12 percent from $1.94 billion in 2010.

        Average total securities, which include trading securities, were $6.63 billion in 2011, a 42 percent increase from 2010. The increase reflects the Company's strong deposit growth which continues to outpace loan growth.

        Average deposits were $19.31 billion for 2011, an 8 percent increase from $17.87 billion in 2010. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $18.51 billion and represented 96 percent of the total average deposit balance, compared to $16.76 billion and 94 percent in 2010. Average interest-bearing deposits were $9.81 billion in 2011, up slightly from $9.77 billion for 2010, and average noninterest-bearing deposits increased 17 percent to $9.50 billion from $8.10 billion in 2010.

Comparison of 2010 with 2009

        Net interest income was $730.3 million for 2010, an increase of 17 percent from $624.1 million for 2009. The increase is primarily attributable to interest income on the Company's covered loan portfolio from its acquisition of ICB in December 2009 and FPB and SWB in May 2010. Interest income on covered loans was $138.5 million in 2010, a 33 percent increase from 2009, and included $20.6 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the year. The increase was partially offset by lower interest income on the Company's non-covered loan portfolio, which decreased from an average balance of $12.30 billion in 2009 to $11.58 billion in 2010. The low levels of non-covered loan growth reflect relatively weak loan demand due to challenging business and economic conditions, along with the Company's continued progress in reducing the number of problem loans. The increase in net interest income was also a result of higher interest income on securities, which increased 10 percent to $136.8 million in 2010 from 2009, driven by a 41 percent increase in average securities.

        Total interest expense was $99.9 million in 2010 and $85.0 million in 2009. Interest expense on deposits was $49.0 million in 2010, and decreased 19 percent from $60.4 million in 2009. The decline in interest expense on deposits was a result of lower interest rates, partially offset by a 32 percent increase in average interest-bearing deposit balances from 2009 to 2010. Interest expense on borrowings increased to $50.8 million in 2010, compared to $24.6 million in 2009, and was primarily due to an increase in higher-cost borrowings resulting from the issuance of $180 million of subordinated debt in the third quarter of 2009 and $250 million of trust preferred securities in December 2009, which was later redeemed in October 2010. The Company also issued $300 million of senior notes in September 2010.

        The net settlement of interest-rate swaps increased interest income by $25.8 million for 2010 and $27.5 million for 2009.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, increased to $740.7 million for 2010 compared with $635.2 million for 2009. Fully taxable-equivalent net interest and dividend income was $743.5 million and $637.9 million in 2010 and 2009, respectively. The average yield on earning assets for 2010 decreased to 4.38 percent, or by 5 basis points, compared with 4.43 percent for 2009. The average cost of interest-bearing liabilities decreased to 0.93 percent, or by 9 basis points, from 1.02 percent for 2009. The fully taxable net interest margin declined to 3.86 percent for 2010 from 3.91 percent for 2009. Of the total $105.6 million increase in fully taxable-equivalent net interest and dividend income, approximately $90.2 million was generated through covered loans and securities growth, offset by an increase in deposits (volume variance). The remaining $15.3 million increase was primarily attributable to higher yields from the covered loan portfolio and lower rates earned on the remaining interest-earning assets and paid on interest-bearing deposits (rate variance). The higher yields on the covered loan portfolio were largely due to the acceleration of accretable yield on acquired loans as discussed above.

        Average loans and leases, excluding covered loans, were $11.58 billion, a 6 percent decrease from average loans and leases of $12.30 billion for 2009. Average commercial loans and commercial real estate mortgage loans were 7 percent and 5 percent lower from 2009, respectively. Average residential mortgage loans increased 2 percent from 2009. Average construction loans decreased 40 percent from prior year. Average covered loans increased to $1.94 billion in 2010 from $66.5 million in 2009.

        Average total securities, which include trading securities, were $4.68 billion in 2010, a 41 percent increase from 2009. The increase in average securities from prior year reflects the Company's strong deposit growth and relatively weak loan demand.

        Average deposits increased 25 percent to $17.87 billion in 2010 from $14.35 billion for 2009. Average core deposits, which do not include certificates of deposits of $100,000 or more, increased 28 percent to $16.76 billion from $13.05 billion for 2009. Average core deposits represented 94 percent of the total average deposit balance for the year, compared to 91 percent for the prior year. Average interest-bearing deposits increased 32 percent to $9.77 billion from $7.41 billion for 2009, and average noninterest-bearing deposits increased 17 percent to $8.10 billion from $6.95 billion in 2009.

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

        The provision reflects management's continuing assessment of the credit quality of the Company's loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See "Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses. The Company recorded expense of $12.5 million, $103.0 million and $285.0 million through the provision for credit losses on loans and leases, excluding covered loans, in 2011, 2010 and 2009, respectively.

        Nonaccrual loans, excluding covered loans, decreased to $112.0 million at December 31, 2011, down from $190.9 million at December 31, 2010. Net loan charge-offs on non-covered loans were $5.4 million, or 0.05 percent of total loans and leases, excluding covered loans, for the year ended December 31, 2011, compared with net loan charge-offs of $130.3 million and $225.9 million for the years ended December 31, 2010 and 2009, respectively. The decrease in net charge-offs in 2011 compared to 2010 occurred primarily in the Company's commercial, commercial real estate mortgage and real estate construction loan portfolios.

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC 310-30. The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company's quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $43.6 million and $76.2 million in 2011 and 2010, respectively. Approximately $0.3 million and $0.4 million of the provision in 2011 and 2010, respectively, related to a small population of acquired loans that are outside the scope of ASC 310-30. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss forecasts. The revisions of the loss forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

        Refer to "Loans and Leases—Asset Quality" on page 84 for further discussion of credit quality.

Noninterest Income

        Noninterest income for the year totaled $341.9 million, a decrease of 5 percent, from $361.4 million in 2010. Noninterest income increased 24 percent between 2010 and 2009. Noninterest income represented 31 percent of total revenues in 2011, a decrease from 33 percent and 32 percent in 2010 and 2009, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2011	Amount	%	2010	Amount	%	2009
Trust and investment fees	$140,732	$6,005	4.5	$134,727	$17,665	15.1	$117,062
Brokerage and mutual fund fees	20,440	(3,302)	(13.9)	23,742	(4,190)	(15.0)	27,932

Total wealth management fees	161,172	2,703	1.7	158,469	13,475	9.3	144,994
Cash management and deposit transaction fees	44,305	(3,288)	(6.9)	47,593	(4,076)	(7.9)	51,669
International services fees	36,466	5,169	16.5	31,297	290	0.9	31,007
FDIC loss sharing (expense) income, net	(8,637)	(71,972)	(113.6)	63,335	62,612	8,660.0	723
Other noninterest income	75,682	43,539	135.5	32,143	5,662	21.4	26,481

Total noninterest income before gain (loss)	308,988	(23,849)	(7.2)	332,837	77,963	30.6	254,874
Gain on disposal of assets	20,300	17,463	615.5	2,837	1,561	122.3	1,276
Gain on acquisition	8,164	(19,175)	(70.1)	27,339	(10,867)	(28.4)	38,206
Gain on sale of securities	5,066	4,673	1,189.1	393	(13,893)	(97.2)	14,286
Impairment loss on securities	(651)	1,380	67.9	(2,031)	14,414	87.6	(16,445)

Total noninterest income	$341,867	$(19,508)	(5.4)	$361,375	$69,178	23.7	$292,197

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Wealth Management

        The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company's portion of income from certain investments accounted for under the equity method. Trust and investment fees were $140.7 million, an increase of 4 percent from $134.7 million for 2010. Money market mutual fund and brokerage fees were $20.4 million, down 14 percent from $23.7 million for 2010, due primarily to the impact of extraordinarily low short-term interest rates and narrowing spreads.

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

	December 31,
			% Change
(in millions)	2011	2010
Assets Under Management	$31,326	$36,754	(15)
Assets Under Administration
Brokerage	5,320	5,929	(10)
Custody and other fiduciary	17,846	15,788	13

Subtotal	23,166	21,717	7

Total assets under management or administration (1)	$54,492	$58,471	(7)

(1)
Excludes $15.95 billion and $21.32 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2011 and December 31, 2010, respectively.

        AUM decreased 15 percent and assets under management or administration decreased 7 percent from December 31, 2010. The decline in AUM was primarily attributable to the divestiture of certain institutional assets by one of the Company's wealth management affiliates, as well as the deconsolidation of another affiliate in 2011.

        A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	December 31, 2011	December 31, 2010
Equities	38%	40%
U.S. fixed income	28	25
Cash and cash equivalents	21	19
Other (1)	13	16

	100%	100%

(1)
Includes private equity and other alternative investments.

Other Noninterest Income

        Cash management and deposit transaction fees for 2011 were $44.3 million, down 7 percent from 2010, compared with an 8 percent decrease in 2010 from 2009. The decreases were due to higher deposit balances used to offset service charge fees.

        International services income for 2011 was $36.5 million compared to $31.3 million in 2010 and $31.0 million in 2009. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The 17 percent increase from 2010 largely reflected increased client activity and the addition of new clients.

        Net FDIC loss sharing expense was $8.6 million in 2011, compared to net FDIC loss sharing income of $63.3 million in 2010 and $0.7 million in 2009. See "Noninterest Income and Expense Related to Covered Assets" for further discussion of FDIC loss sharing income and expense.

        The Company recognized $5.1 million of net gains on the sale of securities in 2011, compared with net gains of $0.4 million for 2010 and $14.3 million for 2009.

        Impairment losses on securities available-for-sale recognized in earnings were $0.7 million in 2011, a decrease from $2.0 million in 2010 and $16.4 million in 2009. See "Balance Sheet Analysis—Securities" for further discussion of impairment loss on securities available-for-sale.

        Net gain on disposal of assets was $20.3 million in 2011, compared to $2.8 million in 2010 and $1.3 million in 2009. The increase in net gain in 2011 is primarily attributable to higher gains recognized on the sale of covered and non-covered OREO, in addition to a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable in 2010.

        The Company recognized an $8.2 million pretax gain on the FDIC-assisted acquisition of NCB in 2011, compared to a $27.3 million gain on the acquisitions of FPB and SWB in 2010 and $38.2 million gain on the acquisition of ICB in 2009.

        Other income was $75.7 million in 2011 compared to $32.1 million in 2010 and $26.5 million in 2009. The increase in other income in 2011 was primarily attributable to higher net gains on the transfer of covered loans to OREO. In addition, other income for 2010 included total charges of $19.1 million on the early extinguishment of debt and a $5.9 million loss related to one of the Company's affiliated investment advisors.

Noninterest Expense

        Noninterest expense was $805.1 million in 2011, an increase of 7 percent from $751.3 million in 2010. Noninterest expense increased 29 percent in 2010 compared to 2009. The increase from 2010 to 2011 was due largely to higher compensation costs, as well as increased expenses for OREO, marketing and advertising, and legal and professional services. The increase from 2009 to 2010 was primarily attributable to FDIC-assisted acquisitions. It also reflected higher compensation costs, legal and professional fees, and OREO expenses.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2011	Amount	%	2010	Amount	%	2009
Salaries and employee benefits	$448,702	$38,879	9.5	$409,823	$89,547	28.0	$320,276
All other:
Net occupancy of premises	54,340	(1,227)	(2.2)	55,567	5,144	10.2	50,423
Legal and professional fees	49,955	2,314	4.9	47,641	10,631	28.7	37,010
Information services	32,097	1,273	4.1	30,824	2,989	10.7	27,835
Depreciation and amortization	27,596	1,751	6.8	25,845	(374)	(1.4)	26,219
Amortization of intangibles	7,727	(1,309)	(14.5)	9,036	1,679	22.8	7,357
Marketing and advertising	28,920	5,808	25.1	23,112	2,986	14.8	20,126
Office services and equipment	17,968	1,587	9.7	16,381	1,386	9.2	14,995
Other real estate owned	65,044	1,933	3.1	63,111	54,186	607.1	8,925
FDIC assessments	29,480	425	1.5	29,055	1,002	3.6	28,053
Other operating	43,266	2,331	5.7	40,935	1,067	2.7	39,868

Total all other	356,393	14,886	4.4	341,507	80,696	30.9	260,811

Total noninterest expense	$805,095	$53,765	7.2	$751,330	$170,243	29.3	$581,087

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense for 2011 increased to $448.7 million, or 9 percent, from $409.8 million in 2010, primarily due to an increase in employee headcount and higher bonus and incentive compensation expense. Salaries and employee benefits expense increased 28 percent in 2010 from 2009 as a result of increased personnel costs from the three FDIC-assisted acquisitions, as well as increases in bonuses and incentive compensation. Full-time equivalent staff increased to 3,256 at December 31, 2011 from 3,178 at December 31, 2010 and 3,017 at December 31, 2009.

        Salaries and employee benefits expense for 2011 includes $19.5 million related to share-based compensation plans, compared with $16.7 million for 2010 and $14.4 million for 2009. At December 31, 2011, there was $13.8 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At December 31, 2011, there was $25.9 million of unrecognized compensation cost related to restricted stock granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 3.5 years.

        The remaining noninterest expense categories totaled $356.4 million in 2011, up 4 percent from $341.5 million in 2010. The increase is primarily attributable to higher expenses for OREO, marketing and advertising, and legal and professional services. OREO expense was $65.0 million for 2011, and was comprised mostly of expense related to covered OREO. Refer to the following table for further detail on OREO expense. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

        The following table provides OREO expense for non-covered OREO and covered OREO:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Non-covered OREO expense
Valuation write-downs	$4,008	$18,857	$4,385
Holding costs and foreclosure expense	2,197	2,441	4,428

Total non-covered OREO expense	$6,205	$21,298	$8,813

Covered OREO expense
Valuation write-downs	$41,443	$24,809	$—
Holding costs and foreclosure expense	17,396	17,004	112

Total covered OREO expense	$58,839	$41,813	$112

Total OREO expense	$65,044	$63,111	$8,925

        Legal and professional fees were $50.0 million for 2011, up 5 percent from $47.6 million in 2010. Legal and professional fees associated with covered loans and OREO were approximately $10.2 million and $6.7 million for 2011 and 2010, respectively. Qualified legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

        Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $3.6 million in 2011, down from $3.9 million in 2010 and up from $0.7 million in 2009.

Noninterest Income and Expense Related to Covered Assets

        The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Noninterest income related to covered assets
FDIC loss sharing income (expense), net
Gain on indemnification asset	$34,026	$52,061
Indemnification asset accretion	(15,568)	9,185
Net FDIC reimbursement for OREO and loan expenses	53,324	41,210
Removal of indemnification asset for loans paid-off or fully charged-off	(26,002)	(14,228)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(24,945)	(15,315)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(12,867)	(3,549)
Loan recoveries shared with FDIC	(16,174)	(2,765)
Increase in FDIC clawback liability	(1,192)	(3,264)
Other	761	—

Total FDIC loss sharing (expense) income, net	(8,637)	63,335

Gain on disposal of assets
Net gain on sale of OREO	16,272	3,895
Gain on acquisition	8,164	27,339
Other income
Net gain on transfers of covered loans to OREO	33,858	21,218
Amortization of fair value on acquired unfunded loan commitments	3,104	3,432
OREO income	2,083	1,512
Other	(1,909)	(3,810)

Total other income	37,136	22,352

Total noninterest income related to covered assets	$52,935	$116,921

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$41,443	$24,809
Holding costs and foreclosure expense	17,396	17,004

Total other real estate owned	58,839	41,813

Legal and professional fees	10,221	6,668
Other operating expense
Other covered asset expenses	53	14

Total noninterest expense related to covered assets (2)	$69,113	$48,495

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

Noninterest income

        Income and expense from FDIC loss-sharing agreements are reflected in FDIC loss sharing income (expense), net. This balance includes FDIC indemnification asset accretion or amortization, gain or loss on the FDIC indemnification asset, and expense from the reduction of the FDIC indemnification asset upon the removal of loans, OREO and unfunded loan commitments. Loans are removed when they have been fully paid off, fully charged off, sold or transferred to OREO. Net FDIC loss sharing income (expense) also includes income recognized on the portion of expenses related to covered assets that are reimbursable by the FDIC, net of income due to the FDIC, as well as the income statement effects of other loss-share transactions.

        Net FDIC loss sharing expense was $8.6 million for 2011, compared to net FDIC loss sharing income of $63.3 million in 2010. The decrease from income to expense was attributable to expense from the amortization of the FDIC indemnification asset compared to accretion income recognized in 2010, as well as higher expenses from the reduction of the FDIC indemnification asset due to loan removals. It also reflects lower gains on the indemnification asset from a revision of the Company's projected cash flows forecast on its covered loans and an increase in loan recoveries that are shared with the FDIC.

        The Company recognized net gain on sales of covered OREO of $16.3 million in 2011 compared to $3.9 million in 2010. Other income related to covered assets was $37.1 million in the current year and included net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. The balance increased from $22.4 million recognized in 2010, primarily because of higher gains on transfers of covered loans to OREO.

Noninterest expense

        Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $58.8 million for 2011, up from $41.8 million for 2010.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 22 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2011 to 2010

        Net income for the Commercial and Private Banking segment increased to $120.6 million for 2011 from $91.6 million for 2010. The increase in net income from the prior year was primarily attributable to growth in net interest income and a significantly lower provision for losses on total loans, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased to $740.4 million for 2011 from $702.8 million for 2010. The increase in net interest income for the current year was primarily due to an increase in interest income from the accelerated yield recognition on covered loans that were paid off or charged off during the year. Average loans, excluding covered loans, increased to $11.64 billion for 2011 from $11.53 billion for the prior year. Average covered loans decreased to $1.70 billion for 2011 from $1.94 billion for the prior year. Average deposits increased by 9 percent to $18.86 billion for 2011 from $17.29 billion for 2010. The growth in average deposits compared with the year earlier reflects the addition of new clients and higher levels of liquidity maintained by existing clients.

        Provision for credit losses on loans and leases, excluding covered loans, decreased to $12.5 million for 2011 from $103.0 million for 2010. Provision for losses on covered loans decreased to $43.6 million for 2011 from $76.2 million for 2010. Refer to "Results of Operations—Provision for Credit Losses" for further discussion of the provision.

        Noninterest income decreased by 20 percent to $222.3 million for 2011 from $277.9 million for 2010. The decrease is primarily due to higher FDIC loss sharing expense and lower acquisition gains compared with the year earlier. Refer to "Results of Operations—Noninterest Income and Expense Related to Covered Assets" for further discussion of FDIC loss sharing expense. Noninterest expense, including depreciation and amortization, increased to $698.6 million, or by 9 percent, for 2011 from $643.5 million for the year earlier. The increase in noninterest expense from the prior year is largely driven by higher compensation costs, as well as increased expenses for legal and professional services, marketing and advertising, and OREO. Noninterest expense for 2011 reflects the full-year impact of the two FDIC-assisted acquisitions completed during the second quarter of 2010, a bank acquisition completed in the second quarter of 2011 and the addition of new branch offices in 2011.

Comparison of 2010 to 2009

        Net income for the Commercial and Private Banking segment increased to $91.6 million for 2010 from $37.5 million for 2009. The increase in net income compared with the prior year was due to growth in net interest income, a lower provision for credit losses and higher noninterest income. Increases in revenue were offset in part by increased expenses associated with the FDIC-assisted acquisitions and increased OREO expense. Net interest income for 2010 was $702.8 million, an increase of 13 percent from $623.0 million for 2009. The increase in net interest income was primarily due to covered loans acquired in the three FDIC-assisted acquisitions that occurred in December 2009 and May 2010. Average loans, excluding covered loans, decreased to $11.53 billion, or by 6 percent, for 2010 compared with the year earlier. The decrease in average loans for the year reflected lower loan demand due to challenging business and economic conditions, along with a reduction in the amount of problem loans. Average covered loans were $1.94 billion for 2010 and $66.5 million for 2009. Average deposits increased by 31 percent to $17.29 billion for 2010 from $13.22 billion for 2009. The growth in average deposits compared with the prior year was driven by the FDIC-assisted acquisitions, the addition of new clients and growth in liquidity of existing clients.

        Noninterest income increased to $277.9 million for 2010 from $203.9 million for 2009, a 36 percent increase. The increase is primarily due to higher FDIC loss sharing income which increased to $63.3 million in 2010 from $0.7 million in 2009. Noninterest expense, including depreciation and amortization, increased to $643.5 million, or by 35 percent, for 2010 from $477.3 million for the year earlier. Noninterest expense for 2010 increased as a result of bank acquisitions and higher OREO expense, a large portion of which is reimbursable by the FDIC. FDIC reimbursement for OREO expense is recognized in noninterest income.

Wealth Management

Comparison of 2011 to 2010

        The Wealth Management segment had net income attributable to City National Corporation ("CNC") of $5.8 million for 2011, an increase of 153 percent from $2.3 million for 2010. Noninterest income increased by 4 percent to $162.2 million for 2011 from $155.7 million for 2010. Refer to "Results of Operations—Noninterest Income—Wealth Management" for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $152.4 million for 2011 compared with $151.7 million for the year earlier. The increase in noninterest expense in 2011 compared with the year earlier is primarily attributable to higher incentive compensation and expense related to the resolution of two legal claims.

Comparison of 2010 to 2009

        The Wealth Management segment had net income attributable to CNC of $2.3 million for 2010, a decrease from $3.5 million for 2009. Increases in trust and investment fee income for 2010 resulting from improving conditions in the financial markets were partially offset by lower brokerage and mutual fund fees and increases in noninterest expense. The declines in brokerage and mutual fund fees were due primarily to the impact of extraordinarily low interest rates on short-term investment-grade securities thus narrowing spreads. Noninterest expense, including depreciation and amortization, increased by 6 percent to $151.7 million for 2010 from $143.4 million for the year earlier. Higher incentive compensation in 2010 compared with 2009 was partially offset by decreases in salaries and professional fees.

Other

Comparison of 2011 to 2010

        Net income attributable to CNC for the Other segment increased to $46.0 million for 2011, from $37.2 million for 2010. The Asset Liability Funding Center ("Funding Center"), which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits, decreasing net interest income in the Other segment when loan balances decrease or deposit balances increase. Net interest income increased to $30.4 million for 2011 from $25.8 million for 2010. The increase in net interest income is due to an increase in securities, partially offset by an increase in deposit balances in the Commercial and Private Banking and Wealth Management segments. Noninterest income (loss) was ($42.7) million for 2011 compared with ($72.2) million for the year earlier. Gains on sales of securities increased to $5.1 million for 2011 from $0.4 million in 2010. Additionally, noninterest income (loss) for 2010 included a $12.3 million charge for the early retirement of debt, a $6.8 million charge for the redemption of trust preferred securities and a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable.

Comparison of 2010 to 2009

        Net income attributable to CNC for the Other segment increased to $37.2 million for 2010, from $10.3 million for 2009. Net interest income increased to $25.8 million for 2010 from $1.3 million of net interest expense for 2009. Net interest income for 2010 was favorably impacted by the change in the earning-asset mix which is largely due to the acquired loan portfolio. Loans receive a higher funding charge from the Funding Center than other types of earning assets which results in higher revenue in the Funding Center. The Funding Center also experienced a decrease in net funding costs due to the low interest rate environment. Noninterest income (loss) was ($72.2) million for 2010 compared with ($57.3) million for 2009. Noninterest income for 2010 included a $12.3 million charge for the early retirement of debt, a $6.8 million charge for the redemption of trust preferred securities and a $5.0 million charge for the write-off of a Community Reinvestment Act-related receivable. Noninterest income for 2010 was also impacted by an increase in the elimination of intersegment revenues (recorded in Other segment) compared with 2009 due to higher trust and investment fee income. Impairment losses on securities available-for-sale decreased to $2.0 million in 2010 from $16.4 million in 2009.

Income Taxes

        The Company recognized income tax expense of $77.6 million in 2011, compared to tax expense of $26.1 million in 2010 and a tax benefit of $1.9 million in 2009. The effective tax rate for 2011 was equal to 30.6 percent of pretax income, compared to an effective tax rate of 16.2 percent for 2010 and a tax benefit of 3.8 percent of pretax income for 2009. The increase in the effective tax rate in 2011, as compared to 2010, was attributable in part to higher pretax income. The effective tax rate for 2010 reflects a favorable tax litigation settlement. The tax benefit in 2009 was attributable to lower income for the year and permanent tax differences that do not vary directly with the level of income and therefore have a larger relative impact on the effective tax rate when earnings are lower. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company had net deferred tax assets of $155.5 million and $105.4 million as of December 31, 2011 and 2010, respectively.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for 2011 and 2012. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2011.

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

Risk Management Framework

        Risk management oversight and governance is provided through the Board of Directors' Audit & Risk Committee and facilitated through multiple management committees. Consisting of three outside directors, the Audit & Risk Committee monitors the Company's overall aggregate risk profile as established by the Board of Directors including all credit, market, liquidity, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include the Asset/Liability Management Committee, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types, including the Compliance Committee, the Wire Risk Committee, Product Review Committee and the Information Technology Steering Committee, among others, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit & Risk Committee with independent assessments of the Company's internal control and related systems and processes.

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

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 91 percent and 88 percent of funding for average total assets in 2011 and 2010, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        Funding obtained through short-term wholesale or market sources averaged $3.8 million and $164.0 million for 2011 and 2010, respectively, and ended the year at $50.0 million. The Company's liquidity position was also supported through longer-term borrowings which averaged $803.3 million in 2011 compared with $845.8 million for 2010. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $652.6 million during 2011 compared with $893.6 million in 2010. In addition, the Company has committed and unutilized secured borrowing capacity of $3.86 billion as of December 31, 2011 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $6.53 billion and $4.62 billion in 2011 and 2010, respectively. The unpledged portion of debt securities available-for-sale and held-to-maturity at fair value totaled $7.06 billion at December 31, 2011. These securities could be used as collateral for borrowing or a portion of available-for-sale securities could be sold.

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

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2011 as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2011, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At December 31, 2011, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 6.1 percent in year one and a 22.7 percent increase in year two. This compares to an increase in projected net interest income of approximately 3.0 percent in year one and a 13.2 percent increase in year two at December 31, 2010. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately

7.3 percent in year one and 26.7 percent increase in year two. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        The Company's loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company's loan portfolio by major loan category as of December 31, 2011. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Total Loans
Commercial	$1,963	$2,119	$4,082	$91	$1,073	$5,246
Commercial real estate mortgages	196	711	907	76	1,128	2,111
Residential mortgages	6	28	34	2,151	1,578	3,763
Real estate construction	167	111	278	—	37	315
Equity lines of credit	741	—	741	—	—	741
Installment	81	—	81	—	52	133
Covered loans	159	158	317	827	338	1,482

Total loans and leases	$3,313	$3,127	$6,440	$3,145	$4,206	$13,791

Percentage of portfolio	24%	23%	47%	23%	30%	100%

        Certain floating rate loans have a "floor" rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At December 31, 2011, $6.44 billion (47 percent) of the Company's loan portfolio was floating rate, of which $4.18 billion (65 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.42 billion (22 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $142.8 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company's floating rate loan portfolio is expected to be highly responsive to changes in market rates. The yield on the Company's covered loans is impacted by rates, as well as other factors. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of December 31, 2011:

		Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
	Loans with No Floor and Current Rate Greater than Floor
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,583	$1,080	$571	$79	$3,313
LIBOR	2,592	335	136	64	3,127

Total floating rate loans	$4,175	$1,415	$707	$143	$6,440

% of total floating rate loans	65%	22%	11%	2%	100%

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

        As of December 31, 2011, an instantaneous 200 basis point increase in interest rates results in a 2.7 percent decline in EVE. This compares to a 4.0 percent decline a year-earlier. The decrease is due to changes in the mix of the balance sheet and shortened asset duration resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of December 31, 2011 and December 31, 2010 is not meaningful due to the current low rate environment.

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

Interest-Rate Risk Management

        The following table presents the notional amount and fair value of the Company's interest-rate swap agreements according to the specific asset or liability hedged:

	December 31, 2011				December 31, 2010
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge Interest Rate Swap
Certificates of deposit	$—	$—		—	$10.0	$0.3		0.4
Long-term and subordinated debt	207.4	9.8		1.0	355.9	19.8		1.3

Total fair value hedge swaps	207.4	9.8	(1)	1.0	365.9	20.1	(1)	1.3

(1)
Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

        Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. As discussed in "Critical Accounting Policies—Derivatives and hedging," all derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction.

        As of December 31, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of subordinated or long-term debt. There were no cash flow hedges outstanding at December 31, 2011. The positive fair value of the fair value hedges of $9.8 million is recorded in other assets. It consists of a positive mark-to-market of $8.8 million and net interest receivable of $1.0 million. The balance of debt reported in the consolidated balance sheet has been increased by an $8.8 million mark-to-market adjustment associated with interest-rate hedge transactions.

        The hedged long-term debt consists of City National Corporation senior notes with a face value of $207.4 million due on February 15, 2013.

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2011 and December 31, 2010. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
December 31, 2011
Notional amount	$—	$207.4	$—	$—	$—	$—	$207.4	$9.8
Weighted average rate received	—	4.39%	—	—	—	—	4.39%
Weighted average rate paid	—	0.45%	—	—	—	—	0.45%

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
December 31, 2010
Notional amount	$157.7	$—	$208.2	$—	$—	$—	$365.9	$20.1
Weighted average rate received	5.57%	—	4.39%	—	—	—	4.90%
Weighted average rate paid	0.29%	—	0.29%	—	—	—	0.29%

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2011 and 2010. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2011 and 2010, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.75 billion and $1.13 billion, respectively.

Counterparty Risk and Collateral

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate swaps had $5.3 million of credit risk exposure at December 31, 2011 and 2010. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. As of December 31, 2011, collateral valued at $5.0 million, comprised of securities, had been received from swap counterparties. At December 31, 2010, collateral valued at

$12.8 million had been received from swap counterparties. Additionally, the Company delivered collateral valued at $37.9 million on swap agreements at December 31, 2011.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2011, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $203.8 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $2.1 million at December 31, 2011, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $23.67 billion at December 31, 2011, an increase of 11 percent from $21.35 billion at December 31, 2010. Average assets were $22.53 billion for 2011, an increase of 6 percent from $21.16 billion for 2010. Total average interest-earning assets were $20.84 billion in 2011, up from $19.27 billion in 2010.

Securities

        At December 31, 2011, the Company had total securities of $8.10 billion, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million. The Company had total securities of $5.98 billion at December 31, 2010, comprised of securities available-for-sale at fair value of $5.72 billion and trading securities at fair value of $255.4 million. The increase in total securities was primarily a result of strong deposit growth and was partially offset by scheduled maturities and paydowns of $3.38 billion, sales of securities available-for-sale and a decrease in trading securities.

        Average total securities were $6.63 billion in 2011, compared to $4.68 billion in 2010. The average taxable-equivalent yield on the securities portfolio was 2.51 percent in 2011 and 3.05 percent in 2010. The average duration of securities available-for-sale and held-to-maturity at December 31, 2011 and 2010 was 2.4 and 2.8 years, respectively.

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	December 31, 2011		December 31, 2010
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$19,163	$19,182	$14,070	$14,113
Federal agency—Debt	1,967,928	1,973,862	1,142,520	1,142,328
Federal agency—MBS	650,091	681,044	540,768	551,346
CMOs—Federal agency	4,239,205	4,326,907	3,442,238	3,497,147
CMOs—Non-agency	79,999	69,001	126,819	118,295
State and municipal	383,210	401,604	334,596	343,380
Other debt securities	106,051	99,074	50,564	43,630

Total available-for-sale debt securities	7,445,647	7,570,674	5,651,575	5,710,239
Equity securities and mutual funds	352	1,227	6,545	10,436

Total available-for-sale securities	$7,445,999	$7,571,901	$5,658,120	$5,720,675

Securities held-to-maturity (1):
Federal agency—Debt	$40,423	$41,203	$—	$—
Federal agency—MBS	75,231	76,863	—	—
CMOs—Federal agency	292,547	294,932	—	—
State and municipal	59,479	60,905	—	—

Total held-to-maturity securities	$467,680	$473,903	$—	$—

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

        At December 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $125.9 million, comprised of $149.1 million of unrealized gains and $23.2 million of unrealized losses. At December 31, 2010, the available-for-sale securities portfolio had a net unrealized gain of $62.6 million, comprised of $100.4 million of unrealized gains and $37.8 million of unrealized losses. The unrealized gain or loss on securities available-for-sale is reported on an after-tax basis as a component of other comprehensive income. The Company recognized net realized gains of $5.1 million, $0.4 million and $14.3 million on the sales and calls of securities in 2011, 2010 and 2009, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$15,037	$4,145	$—	$—	$19,182
Federal agency—Debt	1,509,730	464,132	—	—	1,973,862
Federal agency—MBS	18	288,795	275,369	116,862	681,044
CMOs—Federal agency	228,586	3,511,071	533,526	53,724	4,326,907
CMOs—Non-agency	11,322	32,416	25,263	—	69,001
State and municipal	48,082	202,844	99,581	51,097	401,604
Other	4,866	46,229	47,979	—	99,074

Total debt securities available-for-sale	$1,817,641	$4,549,632	$981,718	$221,683	$7,570,674

Amortized cost	$1,813,185	$4,448,799	$964,830	$218,833	$7,445,647

Securities held-to-maturity:
Federal agency—Debt	$10,954	$—	$—	$29,469	$40,423
Federal agency—MBS	—	15,251	59,980	—	75,231
CMOs—Federal agency	—	214,600	32,651	45,296	292,547
State and municipal	—	2,532	53,429	3,518	59,479

Total debt securities held-to-maturity at amortized cost	$10,954	$232,383	$146,060	$78,283	$467,680

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

        Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at December 31, 2011. The Company recorded impairment losses in earnings on securities available-for-sale of $0.7 million, $2.0 million and $16.4 million for 2011, 2010 and 2009, respectively. There were no impairment losses recognized on securities held-to-maturity in 2011.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2011	2010	2009
Non-agency CMOs	$651	$1,738	$4,409
Collateralized debt obligation income notes	—	—	9,282
Perpetual preferred stock	—	293	1,124
Equity securities and mutual funds	—	—	1,630

Total	$651	$2,031	$16,445

        Of the total securities available-for-sale in an unrealized loss position at December 31, 2011, approximately $1.28 billion of securities with unrealized losses of $4.2 million were in a continuous unrealized loss position for less than 12 months and $48.1 million of securities with unrealized losses of $19.0 million were in a continuous loss position for more than 12 months. While the securities in a loss position at December 31, 2011 are comprised mostly of federal agency CMOs and federal agency debt, a significant portion of the total gross unrealized loss relates to non-agency CMOs.

        Of the total securities available-for-sale in an unrealized loss position at December 31, 2010, approximately $1.46 billion of securities with unrealized losses of $19.2 million were in a continuous unrealized loss position for less than 12 months and $76.7 million of securities with unrealized losses of $18.7 million were in a continuous loss position for more than 12 months.

        See Note 5, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Commercial	$4,846,594	$4,136,874	$4,335,052	$4,433,755	$4,193,436
Commercial real estate mortgages	2,110,749	1,958,317	2,161,451	2,184,688	1,954,539
Residential mortgages	3,763,218	3,552,312	3,533,453	3,414,868	3,176,322
Real estate construction	315,609	467,785	835,589	1,252,034	1,429,761
Equity lines of credit	741,081	733,741	734,182	635,325	432,513
Installment	132,647	160,144	172,566	173,779	178,195
Lease financing	399,487	377,455	374,615	349,810	265,872

Loans and leases, excluding covered loans	12,309,385	11,386,628	12,146,908	12,444,259	11,630,638
Less: Allowance for loan and lease losses	(262,557)	(257,007)	(288,493)	(224,046)	(168,523)

Loans and leases, excluding covered loans, net	12,046,828	11,129,621	11,858,415	12,220,213	11,462,115
Covered loans	1,481,854	1,857,522	1,851,821	—	—
Less: Allowance for loan losses	(64,565)	(67,389)	—	—	—

Covered loans, net	1,417,289	1,790,133	1,851,821	—	—

Total loans and leases	$13,791,239	$13,244,150	$13,998,729	$12,444,259	$11,630,638

Total loans and leases, net	$13,464,117	$12,919,754	$13,710,236	$12,220,213	$11,462,115

Commercial	39.4%	36.3%	35.7%	35.6%	36.1%
Commercial real estate mortgages	17.1	17.2	17.8	17.6	16.8
Residential mortgages	30.6	31.2	29.1	27.4	27.3
Real estate construction	2.6	4.1	6.9	10.1	12.3
Equity lines of credit	6.0	6.5	6.0	5.1	3.7
Installment	1.1	1.4	1.4	1.4	1.5
Lease financing	3.2	3.3	3.1	2.8	2.3

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

        Total loans and leases were $13.79 billion, $13.24 billion and $14.00 billion at December 31, 2011, 2010 and 2009, respectively. Total loans and leases, excluding covered loans, were $12.31 billion, $11.39 billion and $12.15 billion as of December 31, 2011, 2010 and 2009, respectively. Total loans and leases, excluding covered loans, at December 31, 2011 increased 8 percent from December 31, 2010. The increase was due to both organic loan growth and the Company's purchase of a $170.4 million portfolio of asset-based lending facilities in 2011. Commercial loans, including lease financing, and commercial real estate mortgage loans increased 16 percent and 8 percent, respectively. Residential mortgage loans grew 6 percent. Construction loans decreased by 33 percent and now account for less than 3 percent of the Company's total non-covered loans. Installment loans decreased 17 percent, while equity lines of credit were slightly up from 2010.

        The following loan information excludes covered loans. Covered loans are discussed in more detail on page 81 of this section.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $5.25 billion at December 31, 2011, representing 42.6 percent of the loan portfolio, excluding covered loans, compared with $4.51 billion, or 39.6 percent of the loan portfolio, at December 31, 2010. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2011 was approximately $1.1 million. At December 31, 2011, commercial loans totaling approximately $19.9 million were on nonaccrual compared to $21.7 million at December 31, 2010.

        To grow loans and diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2011, purchased SNC commitments totaled $2.24 billion, or 12 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $941.7 million, or approximately 8 percent of total loans outstanding, excluding covered loans, and 7 percent of total loans outstanding at December 31, 2011. At December 31, 2010, purchased SNC commitments totaled $1.18 billion, and outstanding balances totaled $535.5 million. The increase in the purchased SNC portfolio during 2011 was related to commercial credits.

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

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2011	%	2010	%
Services (1)	$986,988	18.8	$839,780	18.6
Entertainment	1,104,287	21.1	993,960	22.0
Wholesale trade	319,604	6.1	239,329	5.3
Manufacturing	397,811	7.6	293,210	6.5
Public finance	305,201	5.8	310,985	6.9
Real estate owner/lessors (2)	524,014	10.0	415,335	9.2
Construction/development (2)	115,951	2.2	131,052	2.9
Finance and insurance	778,665	14.8	683,663	15.1
Retail trade	527,379	10.1	417,463	9.3
Other	186,181	3.5	189,552	4.2

Total	$5,246,081	100.0	$4,514,329	100.0

Nonaccrual loans	$19,888		$21,739

Percentage of total commercial loans	0.38%		0.48%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Not secured by real estate.

Residential Mortgage

        Residential mortgage loans comprised 30.6 percent of total loans, excluding covered loans, at the end of 2011, and grew 6 percent to $3.76 billion at December 31, 2011. Residential mortgage loans are originated internally, primarily as an accommodation to private banking clients. None of the Company's loans have been originated through brokers or third parties. The Company has not purchased any residential mortgage loans since 1997, with the exception of purchases made for CRA purposes and residential mortgage loans acquired in FDIC-assisted acquisitions. The residential first mortgage loans originated internally have an average loan-to-value ("LTV") ratio of 57 percent at origination for 2011 and 2010. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2011 was $1.0 million. At December 31, 2011, residential mortgage loans totaling approximately $9.8 million were on nonaccrual compared to $18.7 million at December 31, 2010.

        The following table provides the composition of residential mortgage loans at December 31, 2011 by LTV ratio at origination:

Loan-to-value	Residential mortgages
Less than 60%	58.2%
Over 60% through 65%	12.2
Over 65% through 70%	11.1
Over 70% through 75%	11.8
Over 75% through 80%	6.4
Over 80%	0.3

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 17.1 percent of the loan portfolio, excluding covered loans, were comprised of 91.2 percent commercial properties and 8.8 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2011 was $2.0 million. At December 31, 2011, commercial real estate mortgage loans totaling approximately $21.9 million were on nonaccrual compared to $44.9 million at December 31, 2010.

        A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2011	%	2010	%
Industrial	$760,636	36.0	$829,011	42.3
Office buildings	463,680	22.0	422,315	21.6
Shopping centers	230,601	10.9	252,128	12.9
Land, agriculture	31,126	1.5	46,160	2.4
Non-profit (religious/schools)	13,159	0.6	13,762	0.7
Auto dealerships	31,679	1.5	38,227	1.9
Condominiums/apartments	185,573	8.8	90,178	4.6
Other	394,295	18.7	266,536	13.6

Total	$2,110,749	100.0	$1,958,317	100.0

Nonaccrual loans	$21,948		$44,882

Percentage of total commercial real estate mortgage loans	1.04%		2.29%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 2.6 percent of the Company's $12.31 billion loan portfolio, excluding covered loans, and a significant majority of the loans have guarantors. The real estate construction portfolio includes approximately $48.8 million of loans to borrowers in the for-sale housing industry compared to $101.3 million as of December 31, 2010. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2011 was $5.2 million. At December 31, 2011, real estate construction loans totaling approximately $50.9 million were on nonaccrual compared to $98.2 million at December 31, 2010.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2011	%	2010	%
Industrial	$9,069	2.9	$42,609	9.1
1-4 family	8,482	2.7	35,996	7.7
Office buildings	52,724	16.7	49,163	10.5
Land, commercial	50,644	16.0	71,001	15.2
Land, residential	40,346	12.8	65,271	14.0
Shopping centers	33,776	10.7	45,786	9.8
Condominiums/apartments	42,675	13.5	83,757	17.9
Other	77,893	24.7	74,202	15.8

Total	$315,609	100.0	$467,785	100.0

Nonaccrual loans	$50,876		$98,209

Percentage of total real estate construction loans	16.12%		20.99%

Equity Lines of Credit

        Equity lines of credit which comprised 6.0 percent of total loans, excluding covered loans, at December 31, 2011 are made primarily to existing clients. Equity lines of credit originated internally have an average cumulative LTV ratio of 53 percent at origination for 2011 and 2010. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The average outstanding loan balance per borrower in the equity lines of credit portfolio at December 31, 2011 was $0.3 million. At December 31, 2011, equity lines of credit totaling approximately $8.7 million were on nonaccrual compared to $6.8 million at December 31, 2010.

        The following table provides the composition of equity lines of credit at December 31, 2011 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	59.1%
Over 60% through 65%	15.3
Over 65% through 70%	10.9
Over 70% through 75%	8.1
Over 75% through 80%	4.2
Over 80%	2.4

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2011, installment loans comprised 1.1 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2011 was $0.1 million. Installment loans totaling approximately $0.9 million were on nonaccrual at December 31, 2011 compared to $0.6 million at December 31, 2010.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.48 billion, $1.86 billion and $1.85 billion at December 31, 2011, 2010 and 2009, respectively. Covered loans, net of allowance for loan losses, were $1.42 billion and $1.79 billion as of December 31, 2011 and 2010. There was no allowance for loan losses on covered loans as of December 31, 2009.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2011	2010	2009
Commercial	$30,911	$55,082	$10,337
Commercial real estate mortgages	1,288,352	1,569,739	1,640,828
Residential mortgages	14,931	18,380	7,477
Real estate construction	140,992	204,945	193,179
Equity lines of credit	5,167	6,919	—
Installment	1,501	2,457	—

Covered loans	1,481,854	1,857,522	1,851,821
Less: Allowance for loan losses	(64,565)	(67,389)	—

Covered loans, net	$1,417,289	$1,790,133	$1,851,821

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

        At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $204.3 million at December 31, 2011 and $295.5 million at December 31, 2010.

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

Loan Maturities

	December 31, 2011
(in millions)	Commercial	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Covered Loans	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$1,686	$125	$9	$131	$10	$77	$97	$2,135
Interest rate—fixed	417	40	7	10	—	46	126	646
After one year but within five years
Interest rate—floating	2,083	412	37	143	55	4	241	2,975
Interest rate—fixed	304	404	38	19	—	4	87	856
After five years
Interest rate—floating	404	445	2,140	4	676	—	806	4,475
Interest rate—fixed	352	685	1,532	8	—	2	125	2,704

Total loans	$5,246	$2,111	$3,763	$315	$741	$133	$1,482	$13,791

Percentage of floating rate loans to total loans	80%	47%	58%	88%	100%	61%	77%	70%

        Floating-rate loans comprised 70 percent of the total loan portfolio at December 31, 2011 compared to 67 percent at December 31, 2010. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

Other

        Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2011, total loans for construction, land development and other land represented 21 percent of total risk-based capital; total CRE loans represented 142 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 7 percent over the last 36 months.

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

  •
  Stress testing for changes in interest rates, cap rates and other factors

  •
  Condition and requirements of the debt markets to determine the borrowers' ability to refinance the loan at maturity

Residential Mortgage Loans

  •
  Debt to income ratios

  •
  Housing expense to income ratios

  •
  Loan to value

  •
  FICO score

  •
  An evaluation of borrower and guarantor credit history

  •
  Liquidity reserves available

  •
  Down payment

  •
  Stability of income

  •
  Documentation types are limited to full documentation or stated income, verified assets

  •
  The loan amount of any stated income, verified asset loan is further limited by a combination of LTV (maximum of 65 percent) and FICO score

Equity Lines of Credit

  •
  Debt to income ratios

  •
  An evaluation of borrower and guarantor credit history

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

        The Company seeks to manage and control its risk through the use of specific maximum loan-to-value guidelines at origination for various categories of real estate-related loans other than residential first mortgage loans. The Company decreased its loan-to-value guidelines for certain categories of real estate-related loans in 2011 in response to current economic conditions. These ratios exclude acquired loans that are covered by FDIC loss-sharing agreements and are as follows:

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Industrial	70
Shopping centers	70
Office building	65
Churches/religious	60
Other improved property	60
Acquisition and development	45
Land, nonresidential	35

Asset Quality

Credit Risk Management

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $358.0 million at December 31, 2011, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

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

Geographic Concentrations and Economic Trends by Geographic Region

        The Company's lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at December 31, 2011, California represented 83 percent of total loans outstanding and Nevada and New York represented 3 percent and 7 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California's unemployment rate in December 2011 was approximately 11 percent. The Company's loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company's Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (67 percent), Orange (7 percent), San Diego (6 percent), Ventura (3 percent) and San Francisco (3 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (39 percent), San Diego (12 percent), Orange (11 percent), Ventura (5 percent) and Riverside (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (27 percent), Ventura (10 percent), Santa Barbara (10 percent), San Diego (6 percent) and Riverside (5 percent).

        Southern California has been impacted by the economic downturn as evidenced by an increase in unemployment, reduction in taxable sales and a reduction in construction and development among other factors. The state of residential and commercial real estate sector in Southern California has significant impact on the performance of the Company's commercial real estate and commercial and industrial loan portfolios. The performance of each underlying loan within the Company's Southern California commercial real estate portfolio will differ based on the location and the corresponding supply and demand for each product type. Additionally, real estate values vary and are dependent on sub-market commercial activities, lease terms, cap rates and credit strength of tenant among other attributes.

        The table below presents fourth quarter 2011 vacancy and rent trends for each product type by market areas in California:

	Rents
(in millions) Product Type and Market Areas	4th Quarter 2011	4th Quarter 2010	% Change	2011 Vacancy Rate
Apartments (Average monthly rent per unit)
Los Angeles County	$1,366	$1,347	1.4%	3.9%
Orange County	1,499	1,461	2.6	4.0
San Bernardino/Riverside County	1,016	994	2.2	4.8
San Diego County	1,328	1,299	2.2	3.1
Ventura County	1,379	1,356	1.7	3.9
San Francisco County	1,865	1,775	5.1	3.3
Oakland/East Bay	1,310	1,276	2.7	3.8
San Jose	1,533	1,459	5.1	2.9
Industrial (Average annual rent per square foot)
Los Angeles County	$5.43	$5.48	(0.9)%	5.1%
Orange County	5.84	5.83	0.2	4.8
San Bernardino/Riverside County	3.94	3.96	(0.5)	8.8
San Diego County	6.08	6.14	(1.0)	9.0
Ventura County	6.90	6.86	0.6	5.6
San Francisco County	6.24	6.23	0.2	13.1
Oakland/East Bay	4.61	4.68	(1.5)	11.1
San Jose	6.34	6.26	1.3	17.9
Retail (Average annual rent per square foot)
Los Angeles County	$25.28	$25.13	0.6%	6.5%
Orange County	26.76	26.52	0.9	6.0
San Bernardino/Riverside County	17.87	17.94	(0.4)	10.6
San Diego County	25.19	25.19	—	6.7
Ventura County	24.71	24.69	0.1	9.3
San Francisco County	29.81	29.96	(0.5)	3.7
Oakland/East Bay	24.79	24.84	(0.2)	6.5
San Jose	26.66	26.65	0.0	6.0
Office (Average annual rent per square foot)
Los Angeles County	$26.01	$25.75	1.0%	14.9%
Orange County	20.03	19.75	1.4	19.8
San Bernardino/Riverside County	17.09	17.37	(1.6)	24.7
San Diego County	22.64	22.48	0.7	17.9
Ventura County	20.68	20.63	0.2	16.9
San Francisco County	32.30	29.75	8.6	14.7
Oakland/East Bay	20.18	19.95	1.2	18.7
San Jose	23.31	22.48	3.7	21.9

Note: Rent and vacancy information is provided by unaffiliated service bureaus.

        Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York. The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development. In December 2011, the Nevada unemployment rate was approximately 13 percent. The consensus outlook for 2012 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors. The Company's construction and land portfolios in Nevada, which had been affected by significant stress in prior years, now represent 0.4 percent of total loans, excluding covered loans. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        Greater Las Vegas, where the Company has a majority of its Nevada-based loan exposure, has significant unemployment and high rates of foreclosure, and had very limited demand for residential and commercial building permits. The table below presents fourth quarter 2011 vacancy and rent trends for each product type in the greater Las Vegas area:

	Rents
Product Type	4th Quarter 2011	4th Quarter 2010	% Change	2011 Vacancy %
Apartments (Average monthly rent per unit)	$774	$768	0.8%	7.3%
Industrial (Average annual rent per square foot)	6.15	5.67	8.5	13.7
Retail (Average annual rent per square foot)	18.14	18.36	(1.2)	12.7
Office (Average annual rent per square foot)	18.19	18.29	(0.5)	25.6

Note: Rent and vacancy information is provided by unaffiliated service bureaus.

        Within the Company's covered loan portfolio at December 31, 2011, the five states with the largest concentration were California (39 percent), Texas (11 percent), Nevada (8 percent), New York (5 percent) and Arizona (4 percent). The remaining 33 percent of total covered loans outstanding represented other states.

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

        The Company has an internal credit risk analysis and review staff that issues reports to the Audit & Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectibility of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California and Nevada. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit & Risk Committee which ultimately reviews and approves management's recommendation.

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

	Year ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Loans and leases outstanding, excluding covered loans	$12,309,385	$11,386,628	$12,146,908	$12,444,259	$11,630,638

Average loans and leases outstanding, excluding covered loans	$11,698,388	$11,576,380	$12,296,619	$12,088,715	$11,057,411

Allowance for loan and lease losses (1)
Balance, beginning of the year	$257,007	$288,493	$224,046	$168,523	$155,342
Loans charged-off:
Commercial	(30,512)	(69,427)	(93,590)	(25,257)	(7,768)
Commercial real estate mortgages	(4,573)	(29,833)	(8,775)	(552)	(297)
Residential mortgages	(1,475)	(3,327)	(2,514)	—	—
Real estate construction	(8,897)	(36,020)	(125,358)	(44,097)	(5,929)
Equity lines of credit	(1,834)	(2,120)	(2,016)	—	(50)
Installment	(914)	(2,529)	(5,018)	(1,116)	(187)

Total loans charged-off	(48,205)	(143,256)	(237,271)	(71,022)	(14,231)

Recoveries of loans previously charged-off:
Commercial	15,742	6,131	5,908	2,034	5,265
Commercial real estate mortgages	11,515	235	112	—	11
Residential mortgages	392	130	109	62	—
Real estate construction	13,927	5,436	4,907	348	438
Equity lines of credit	68	152	2	—	—
Installment	1,179	875	317	100	40

Total recoveries	42,823	12,959	11,355	2,544	5,754

Net loans charged-off	(5,382)	(130,297)	(225,916)	(68,478)	(8,477)
Provision for credit losses	12,500	103,000	285,000	127,000	20,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,568)	(4,189)	5,363	(2,999)	(2,855)
Allowance of acquired institution	—	—	—	—	4,513

Balance, end of the year	$262,557	$257,007	$288,493	$224,046	$168,523

Net charge-offs to average loans and leases, excluding covered loans	(0.05)%	(1.13)%	(1.84)%	(0.57)%	(0.08)%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.13%	2.26%	2.38%	1.80%	1.45%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$21,529	$17,340	$22,703	$19,704	$16,424
Recovery of prior charge-off	—	—	—	—	(67)
Reserve of acquired institution	—	—	—	—	492
Transfers from (to) allowance	1,568	4,189	(5,363)	2,999	2,855

Balance, end of the year	$23,097	$21,529	$17,340	$22,703	$19,704

(1)
The allowance for loan and lease losses does not include any amounts related to covered loans.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands) (1)	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Commercial and lease financing	$82,965	$82,451	$110,547	$77,323	$59,921	32%	32%	38%	35%	36%
Commercial real estate mortgages	45,967	52,516	52,011	33,889	24,524	17	20	18	15	14
Residential mortgages	14,029	16,753	12,797	7,033	6,828	5	7	4	3	4
Real estate construction	23,347	40,824	53,722	48,401	28,370	9	16	19	22	17
Equity lines of credit	8,024	7,229	3,734	2,772	2,211	3	3	1	1	1
Installment	1,959	3,931	4,665	2,983	2,474	1	1	2	1	2
Unallocated	86,266	53,303	51,017	51,643	44,195	33	21	18	23	26

Total	$262,557	$257,007	$288,493	$224,044	$168,523	100%	100%	100%	100%	100%

(1)
Prior periods have been reclassified to conform to current period presentation.

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety. In 2009, increased allocations to commercial, commercial real estate mortgage and real estate construction loans reflected the upheaval in the credit markets, ongoing weakness in the real estate sector and stress in the general economy. The lower levels of allowance in 2011 and 2010, compared to 2009, reflect credit quality improvements in the Company's loan portfolio.

        The following table summarizes the activity in the allowance for loan losses on covered loans for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$67,389	$—
Provision for losses	43,646	76,218
Charge-offs	(325)	(414)
Reduction in allowance due to loan removals	(46,145)	(8,415)

Balance, end of period	$64,565	$67,389

        The allowance for loan losses on covered loans was $64.6 million and $67.4 million as of December 31, 2011 and 2010, respectively. The Company recorded provision expense of $43.6 million and $76.2 million on covered loans in 2011 and 2010, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Appraisals

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

        Appraisals are ordered and reviewed by the Company's Appraisal Department. The Company's appraisal program has been developed to fully comply with Title XI of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA) and all Office of the Comptroller of the Currency's (OCC) rules, regulations, standards, and guidelines. In setting these appraisal standards, the regulatory bodies adopted as a minimum standard the provisions of the Uniform Standards of Professional Appraisal Practice (USPAP).

Impaired Loans

        Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. In general, nonperforming loans under $500,000 are not individually evaluated for impairment. Instead, these loans are measured using historical loss factors, which approximate the discounted cash flows method.

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

        The following table presents information on impaired loans as of December 31, 2011 and 2010:

	December 31,
	2011		2010
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$101,873		$179,578
Troubled debt restructured loans on accrual	46,647		10,834

Total impaired loans, excluding covered loans	$148,520		$190,412

Total impaired loans with an allowance	$49,135	$13,262	$41,279	$5,444
Total impaired loans with no related allowance	99,385	—	149,133	—
Total impaired loans by loan type:
Commercial	$25,719	$7,135	$15,860	$2,067
Commercial real estate mortgages	30,630	1,551	42,580	1,889
Residential mortgages	9,116	108	16,889	342
Real estate construction	75,798	4,377	108,221	366
Equity lines of credit	6,609	91	4,859	255
Installment	648	—	41	—
Lease financing	—	—	1,962	525

Total impaired loans, excluding covered loans	$148,520	$13,262	$190,412	$5,444

Impaired covered loans	$422	—	$2,557	—

(1)
Impaired loans exclude $10.2 million and $11.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at December 31, 2011 and 2010, respectively.

        Impaired loans, excluding covered loans, were $148.5 million at December 31, 2011 compared to $190.4 million at December 31, 2010. Impaired covered loans were $0.4 million at December 31, 2011 compared to $2.6 million at December 31, 2010, and are included in the Company's population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $142.8 million, or 1.16 percent of total loans and OREO, excluding covered assets, at December 31, 2011, compared with $248.2 million, or 2.17 percent, at December 31, 2010. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $99.0 million and $123.4 million at December 31, 2011 and December 31, 2010, respectively.

        Troubled debt restructured loans were $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. At December 31, 2010, troubled debt restructured loans were $32.5 million, before specific reserves of $1.6 million. There were no commitments to lend additional funds on restructured loans at December 31, 2011.

        The following table presents information concerning nonaccrual loans and OREO:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$19,888	$19,498	$76,103	$46,238	$17,103
Commercial real estate mortgages	21,948	44,882	76,027	8,924	1,621
Residential mortgages	9,771	18,721	15,488	3,171	387
Real estate construction	50,876	98,209	202,605	149,536	55,632
Equity lines of credit	8,669	6,782	3,422	1,921	679
Installment	874	590	9,176	1,352	139
Lease financing	—	2,241	5,886	—	—

Total nonaccrual loans, excluding covered loans	112,026	190,923	388,707	211,142	75,561
OREO, excluding covered OREO	30,790	57,317	53,308	11,388	—

Total nonperforming assets, excluding covered assets	$142,816	$248,240	$442,015	$222,530	$75,561

Nonperforming covered assets
Nonaccrual loans	$422	$2,557	$—	$—	$—
OREO	98,550	120,866	60,558	—	—

Total nonperforming covered assets	$98,972	$123,423	$60,558	$—	$—

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.91%	1.68%	3.20%	1.70%	0.65%
Nonperforming assets as a percentage of total loans and OREO	1.16	2.17	3.62	1.79	0.65
Allowance for loan and lease losses to nonaccrual loans	234.37	134.61	74.22	106.11	223.03
Allowance for loan and lease losses to total nonperforming assets	183.84	103.53	65.27	100.68	223.03
Allowance for loan and lease losses to total loans and leases	2.13	2.26	2.38	1.80	1.45

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

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans is provided below:

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Past due loans, excluding covered loans
30-89 days past due	$17,978	$35,377	$55,699	$128,568	$136,310
90 days or more past due on accrual status:
Commercial	—	904	3,651	—	1
Commercial real estate mortgages	—	—	1,582	—	—
Residential mortgages	379	379	456	663	—
Equity lines of credit	74	—	—	—	—
Lease financing	—	1,216	—	—	—

Total 90 days or more past due on accrual status	$453	$2,499	$5,689	$663	$1

Past due covered loans
30-89 days past due	$49,111	$99,506	$107,680	$—	$—
90 days or more past due on accrual status	330,169	399,019	173,309	—	—

        Nonaccrual loans, excluding covered loans, decreased to $112.0 million at December 31, 2011 from $190.9 million at December 31, 2010 and $388.7 million at December 31, 2009. Net loan charge-offs in 2011 decreased to $5.4 million, or 0.05 percent of average loans and leases, excluding covered loans, compared to $130.3 million, or 1.13 percent, in 2010. Net loan charge-offs for 2009 were $225.9 million, or 1.84 percent of average loans and leases, excluding covered loans. In accordance with the Company's allowance for loan and lease losses methodology, and in response to significant improvements in nonaccrual loans and net charge-offs, the Company decreased its provision for loan and lease losses by 88 percent to $12.5 million during 2011 compared to $103.0 million in 2010.

        The allowance for loan and lease losses, excluding covered loans, increased by 2 percent to $262.6 million as of December 31, 2011, compared to $257.0 million as of December 31, 2010 and $288.5 million as of December 31, 2009. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.13 percent, 2.26 percent and 2.38 percent at December 31, 2011, 2010 and 2009, respectively. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 183.8 percent, 103.5 percent and 65.3 percent at December 31, 2011, 2010 and 2009, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

        At December 31, 2011 and 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million and $2.6 million of acquired covered loans that were on nonaccrual status at December 31, 2011 and December 31, 2010, respectively.

        The table below summarizes the total activity in non-covered and covered nonaccrual loans for the years ended December 31, 2011 and 2010:

Changes in Nonaccrual Loans

(in thousands)	2011	2010
Balance, beginning of the year	$193,480	$388,707
Loans placed on nonaccrual	99,350	186,821
Charge-offs	(36,189)	(121,112)
Loans returned to accrual status	(23,362)	(14,671)
Repayments (including interest applied to principal)	(101,308)	(189,404)
Transfers to OREO	(19,523)	(56,861)

Balance, end of the year	$112,448	$193,480

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $35.7 million of loans to 19 borrowers as of February 13, 2012, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2011, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. In the Form 10-Q for the period ended September 30, 2011, the Company reported that management had identified $37.4 million of loans to 15 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $14.0 million, $16.2 million and $20.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 7, 8 and 12 basis points for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Real Estate Owned

        The following table provides a summary of OREO activity for 2011 and 2010:

	2011			2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	18,486	102,541	121,027	59,382	124,737	184,119
Sales	(40,413)	(83,414)	(123,827)	(34,645)	(39,437)	(74,082)
Valuation adjustments	(4,600)	(41,443)	(46,043)	(20,728)	(24,992)	(45,720)

Balance, end of year	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183

        OREO was $129.3 million and $178.2 million as of December 31, 2011 and 2010, respectively. The OREO balance for year end 2011 includes covered OREO of $98.6 million compared with $120.9 million at year end 2010. Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements. The balance of OREO at December 31, 2011 and 2010 is net of valuation allowances of $37.4 million and $5.5 million, respectively.

        The Company recognized $20.3 million in total net gain on the sale of OREO in 2011, compared to a $7.4 million net gain in 2010. Net gain on the sale of OREO in 2011 included $16.3 million of net gain related to the sale of covered OREO compared to net gain of $3.9 million in 2010.

        Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO are recognized in the noninterest income section. Under the loss-sharing agreements, 80 percent of eligible covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses that is reimbursable or income that is payable is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Goodwill and Other Intangible Assets

        Goodwill was $486.4 million and other intangible assets were $36.4 million at December 31, 2011, compared to $486.1 million and $42.6 million, respectively, at December 31, 2010. Other intangible assets consist of core deposit intangibles and intangible assets relating to client advisory contracts and other client service contracts. The increase in goodwill from prior year was primarily a result of a branch acquisition and the increase in other intangible assets was primarily attributable to the acquisition of NCB.

Impairment Assessment

        Management completed an assessment of goodwill for impairment during the fourth quarter of 2011. The goodwill assessment was performed at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. An assessment of qualitative factors was completed to determine whether it was "more likely than not" that the fair value of the reporting units was less than their carrying amounts at the assessment date. The qualitative factors considered included trends in the financial markets and financial services industry, the Company's competitive strengths relative to its peers, the Company's financial performance for 2011 and its prospects for future growth. Based upon the assessment performed, the Company's management concluded that goodwill was not impaired at December 31, 2011. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

        Management completed an assessment of other intangible assets during the fourth quarter of 2011. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. The estimated undiscounted cash flows for core deposit and client contract intangibles exceeded their carrying amounts at December 31, 2011. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2011.

Other Assets

        The following table presents information on other assets:

(in thousands)	December 31, 2011	December 31, 2010
Accrued interest receivable	$67,257	$60,494
Deferred compensation fund assets	53,648	49,902
Stock in government agencies	107,423	120,660
Private equity and alternative investments	39,919	37,454
Bank-owned life insurance	80,337	79,570
Mark-to-market on derivatives	62,230	46,712
Income tax receivable	40,300	71,130
Prepaid FDIC assessment	36,975	59,818
FDIC receivable	19,763	60,018
Other	69,689	99,353

Total other assets	$577,541	$685,111

Deposits

        Deposits totaled $20.39 billion as of December 31, 2011, an increase of 12 percent from $18.18 billion as of December 31, 2010. Average deposits were $19.31 billion in 2011, an increase of 8 percent from $17.87 billion in 2010. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $18.51 billion and $16.76 billion in 2011 and 2010, respectively, and represented 96 percent and 94 percent of total average deposits for the same periods. Average non-interest bearing deposits for 2011 increased 17 percent from 2010.

        Certificates of deposit of $100,000 or more totaled $659.6 million at December 31, 2011, of which $238.4 million mature within three months, $315.0 million mature within four months to one year and $106.2 million mature beyond one year.

        At December 31, 2011 and 2010, the aggregate amount of deposits by foreign depositors in domestic offices totaled $219.9 million and $152.3 million, respectively. Brokered deposits were $7.8 million and $19.0 million at December 31, 2011 and 2010, respectively.

        Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $1.65 billion in 2011, up 19 percent from $1.39 billion in 2010. The increase reflects the addition of new title and escrow clients, as well as an increase in commercial real estate activity and residential refinance activity.

Borrowed Funds

        Total borrowed funds as of December 31, 2011 were $747.8 million, compared to $858.4 million as of December 31, 2010. Total average borrowed funds were $807.1 million and $1.01 billion in 2011 and 2010, respectively.

        Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $50.0 million for 2011 compared to $153.4 million for 2010. Short-term borrowings in 2010 consist primarily of the current portion of subordinated debt.

        Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt and junior subordinated debt. Long-term debt was $697.8 million and $705.0 million as of December 31, 2011 and 2010, respectively. The Company's long-term borrowings have maturity dates ranging from February 2013 to November 2034.

        In 2010, the Company extinguished $175.0 million of structured repurchase agreements prior to maturity. As a result of the early retirement of debt, the Company recognized a $12.3 million termination cost which was recognized as a reduction of other income in the consolidated statements of income in 2010.

        On September 2010, the Company issued $300.0 million of senior notes that pay a fixed rate of 5.25 percent and mature on September 15, 2020. The majority of net proceeds from the senior notes were used to redeem $250.0 million of trust preferred securities in October 2010. The redemption resulted in a $6.8 million charge that was recognized as a reduction of other income in the consolidated statements of income in 2010.

Off-Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit; and to invest in affordable housing funds, private equity and other alternative investments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets.

        Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, and will evaluate each client's creditworthiness on a case-by-case basis.

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $5.67 billion at December 31, 2011, compared to $4.52 billion at December 31, 2010.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $723.5 million outstanding in letters of credit at December 31, 2011, of which $708.9 million relate to standby letters of credit and $14.7 million relate to commercial letters of credit. In 2010, the Company had $603.8 million outstanding in letters of credit, comprised of $588.9 million in standby letters of credit and $14.9 million in commercial letters of credit.

        As of December 31, 2011, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $57.9 million was funded. As of December 31, 2010, the Company had private equity fund and alternative investment fund commitments of $65.9 million, of which $52.3 million was funded.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2011, and provides the expected cash payments (not including interest) to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively. Additional details regarding these obligations are provided in the footnotes to the financial statements as referenced in the table.

Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (Note 11)	$911,396	$775,435	$76,438	$58,091	$1,432
Subordinated and long-term debt (Note 11)	697,778	—	215,848	—	481,930
Operating leases (Note 9)	239,470	37,466	68,336	59,867	73,801
Purchases of affiliate interests (Note 21)	25,706	1,075	11,882	7,659	5,090
Purchase obligations (1)	127,403	23,888	45,049	42,577	15,889
Contingent tax reserves (Note 17)	4,279	4,279	—	—	—

Total contractual obligations	$2,006,032	$842,143	$417,553	$168,194	$578,142

(1)
Represents agreements to purchase data processing and software services.

Fair Value Measurements

        Management employs market standard valuation techniques in determining the fair value of assets and liabilities. Inputs used in valuation techniques are based on assumptions that market participants would use in pricing an asset or liability. The Company utilizes quoted market prices to measure fair value to the extent available (Level 1). If market prices are not available, fair value measurements are based on models that use primarily market-based assumptions including interest rate yield curves, anticipated prepayment rates, default rates and foreign currency rates (Level 2). In certain circumstances, market observable inputs for model-based valuation techniques may not be available and the Company is required to make judgments about assumptions that market participants would use in estimating the fair value of a financial instrument (Level 3). Refer to Note 4, Fair Value Measurements, of the Notes to Consolidated Financial Statements for additional information on fair value measurements.

        At December 31, 2011, $7.70 billion, or approximately 33 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At December 31, 2011, $53.1 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

        At December 31, 2011, $111.4 million, or approximately 0.5 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at December 31, 2011.

Capital

        The ratio of period-end equity to period-end assets was 9.06 percent and 9.29 percent as of December 31, 2011 and 2010, respectively. Common shareholders' equity to period-end assets was 9.06 percent and 9.18 percent as of December 31, 2011 and 2010, respectively.

        At December 31, 2011, the Corporation's and the Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $1.57 billion and $1.86 billion, respectively. At December 31, 2010, the Corporation's and the Bank's Tier 1 capital amounted to $1.44 billion and $1.75 billion, respectively.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2011 and 2010:

	Well-Capitalized Standards	December 31, 2011	December 31, 2010
City National Corporation
Tier 1 leverage	—	6.77%	6.74%
Tier 1 risk-based capital	6.00%	10.26	10.52
Total risk-based capital	10.00	12.83	13.28
Tangible equity to tangible assets (1)	—	7.01	6.99
Tier 1 common shareholders' equity to risk-based assets (2)	—	10.22	10.29
City National Bank
Tier 1 leverage	5.00%	8.07%	8.28%
Tier 1 risk-based capital	6.00	12.23	12.91
Total risk-based capital	10.00	14.68	15.50

(1)
Tangible equity to tangible assets is a non-GAAP financial measure that represents total equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible equity to tangible assets in evaluating the Company's capital levels and has included this ratio in response to market participant interest in tangible equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2011	December 31, 2010
Total equity	$2,144,849	$1,984,718
Less: Goodwill and other intangible assets	(522,753)	(528,634)

Tangible equity (A)	$1,622,096	$1,456,084

Total assets	$23,666,291	$21,353,118
Less: Goodwill and other intangible assets	(522,753)	(528,634)

Tangible assets (B)	$23,143,538	$20,824,484

Tangible equity to tangible assets (A)/(B)	7.01%	6.99%
Tier 1 capital	1,570,101	1,441,837
Less: Noncontrolling interest	—	(25,139)
Less: Trust preferred securities	(5,155)	(5,155)

Tier 1 common shareholders' equity (C)	$1,564,946	$1,411,543

Risk-weighted assets (D)	$15,305,328	$13,712,097
Tier 1 common shareholders' equity to risk-based assets (C)/(D)	10.22%	10.29%

        For further discussion of the Company's capital transactions for 2011 and 2010, refer to "Capital Activity" on page 39.

 QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2011 and 2010:

2011 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$200,810	$210,136	$216,892	$215,252	$843,090
Interest expense	19,520	19,309	17,576	13,695	70,100

Net interest income	181,290	190,827	199,316	201,557	772,990
Provision for credit losses on loans and leases, excluding covered loans	—	—	7,500	5,000	12,500
Provision for losses on covered loans	19,116	1,716	5,147	17,667	43,646

Net interest income after provision for credit losses	162,174	189,111	186,669	178,890	716,844
Noninterest income	93,927	90,542	66,308	86,675	337,452
Impairment loss on securities	(164)	(294)	(193)	—	(651)
Gain (loss) on sale of securities	130	1,689	3,520	(273)	5,066
Noninterest expense	197,397	211,832	197,637	198,229	805,095

Income before taxes	58,670	69,216	58,667	67,063	253,616
Income taxes	17,886	20,650	16,267	22,758	77,561

Net income	$40,784	$48,566	$42,400	$44,305	$176,055

Less: Net income attributable to noncontrolling interest	1,092	1,095	1,002	445	3,634

Net income attributable to City National Corporation	$39,692	$47,471	$41,398	$43,860	$172,421

Net income per common share, basic	$0.75	$0.89	$0.78	$0.82	$3.24

Net income per common share, diluted	$0.74	$0.88	$0.77	$0.82	$3.21

2010 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$202,066	$207,803	$214,061	$206,266	$830,196
Interest expense	26,561	25,805	26,345	21,160	99,871

Net interest income	175,505	181,998	187,716	185,106	730,325
Provision for credit losses on loans and leases, excluding covered loans	55,000	32,000	13,000	3,000	103,000
Provision for losses on covered loans	—	46,516	8,233	21,469	76,218

Net interest income after provision for credit losses	120,505	103,482	166,483	160,637	551,107
Noninterest income	75,742	122,787	66,499	97,985	363,013
Impairment loss on securities	(1,003)	(506)	(152)	(370)	(2,031)
Gain (loss) on sale of securities	2,134	355	451	(2,547)	393
Noninterest expense	175,934	186,687	184,681	204,028	751,330

Income before taxes	21,444	39,431	48,600	51,677	161,152
Income taxes	4,418	(2,859)	13,461	11,035	26,055

Net income	$17,026	$42,290	$35,139	$40,642	$135,097

Less: Net income attributable to noncontrolling interest	1,328	972	721	899	3,920

Net income attributable to City National Corporation	$15,698	$41,318	$34,418	$39,743	$131,177

Less: Dividends and accretion on preferred stock	5,702	—	—	—	5,702

Net income available to common shareholders	$9,996	$41,318	$34,418	$39,743	$125,475

Net income per common share, basic	$0.19	$0.78	$0.65	$0.75	$2.38

Net income per common share, diluted	$0.19	$0.78	$0.65	$0.74	$2.36

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2012

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2011	2010
Assets
Cash and due from banks	$168,376	$126,882
Due from banks—interest-bearing	76,438	142,807
Federal funds sold	—	165,000
Securities available-for-sale—cost $7,445,999 and $5,658,120 at December 31, 2011 and December 31, 2010, respectively:
Securities pledged as collateral	37,861	8,697
Held in portfolio	7,534,040	5,711,978
Securities held-to-maturity—fair value $473,903 at December 31, 2011	467,680	—
Trading securities	61,975	255,397
Loans and leases, excluding covered loans	12,309,385	11,386,628
Less: Allowance for loan and lease losses	262,557	257,007

Loans and leases, excluding covered loans, net	12,046,828	11,129,621
Covered loans, net of allowance for loan losses	1,417,289	1,790,133

Net loans and leases	13,464,117	12,919,754
Premises and equipment, net	143,641	128,426
Deferred tax asset	155,529	105,398
Goodwill	486,383	486,070
Customer-relationship intangibles, net	36,370	42,564
Affordable housing investments	121,039	99,670
Customers' acceptance liability	1,702	1,715
Other real estate owned ($98,550 and $120,866 covered by FDIC loss share at December 31, 2011 and December 31, 2010, respectively)	129,340	178,183
FDIC indemnification asset	204,259	295,466
Other assets	577,541	685,111

Total assets	$23,666,291	$21,353,118

Liabilities
Demand deposits	$11,146,627	$8,457,178
Interest checking deposits	2,034,815	1,863,004
Money market deposits	5,954,886	6,344,749
Savings deposits	339,858	291,299
Time deposits—under $100,000	251,782	338,112
Time deposits—$100,000 and over	659,614	882,520

Total deposits	20,387,582	18,176,862
Short-term borrowings	50,000	153,444
Long-term debt	697,778	704,971
Reserve for off-balance sheet credit commitments	23,097	21,529
Acceptances outstanding	1,702	1,715
Other liabilities	316,640	264,203

Total liabilities	21,476,799	19,322,724
Redeemable noncontrolling interest	44,643	45,676
Commitments and contingencies
Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at December 31, 2011 and December 31, 2010	53,886	53,886
Additional paid-in capital	489,200	487,868
Accumulated other comprehensive income	72,372	36,853
Retained earnings	1,611,969	1,482,037
Treasury shares, at cost—1,386,705 and 1,639,203 shares at December 31, 2011 and December 31, 2010, respectively	(82,578)	(101,065)

Total shareholders' equity	2,144,849	1,959,579
Noncontrolling interest	—	25,139

Total equity	2,144,849	1,984,718

Total liabilities and equity	$23,666,291	$21,353,118

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Interest Income
Loans and leases	$681,900	$690,912	$582,755
Securities	159,264	136,760	124,572
Due from banks—interest-bearing	1,504	1,890	1,486
Federal funds sold and securities purchased under resale agreements	422	634	264

Total interest income	843,090	830,196	709,077

Interest Expense
Deposits	33,685	49,030	60,429
Federal funds purchased and securities sold under repurchase agreements	2	5,292	8,292
Subordinated debt	17,778	18,628	9,940
Other long-term debt	18,634	26,912	6,032
Other short-term borrowings	1	9	331

Total interest expense	70,100	99,871	85,024

Net interest income	772,990	730,325	624,053
Provision for credit losses on loans and leases, excluding covered loans	12,500	103,000	285,000
Provision for losses on covered loans	43,646	76,218	—

Net interest income after provision	716,844	551,107	339,053

Noninterest Income
Trust and investment fees	140,732	134,727	117,062
Brokerage and mutual fund fees	20,440	23,742	27,932
Cash management and deposit transaction charges	44,305	47,593	51,669
International services	36,466	31,297	31,007
FDIC loss sharing (expense) income, net	(8,637)	63,335	723
Gain on disposal of assets	20,300	2,837	1,276
Gain on sale of securities	5,066	393	14,286
Gain on acquisition	8,164	27,339	38,206
Other	75,682	32,143	26,481
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(4,849)	(9,513)	(33,613)
Less: Portion of loss recognized in other comprehensive income	4,198	7,482	17,168

Net impairment loss recognized in earnings	(651)	(2,031)	(16,445)

Total noninterest income	341,867	361,375	292,197

Noninterest Expense
Salaries and employee benefits	448,702	409,823	320,276
Net occupancy of premises	54,340	55,567	50,423
Legal and professional fees	49,955	47,641	37,010
Information services	32,097	30,824	27,835
Depreciation and amortization	27,596	25,845	26,219
Amortization of intangibles	7,727	9,036	7,357
Marketing and advertising	28,920	23,112	20,126
Office services and equipment	17,968	16,381	14,995
Other real estate owned	65,044	63,111	8,925
FDIC assessments	29,480	29,055	28,053
Other operating	43,266	40,935	39,868

Total noninterest expense	805,095	751,330	581,087
Income before income taxes	253,616	161,152	50,163
Income taxes	77,561	26,055	(1,886)

Net income	$176,055	$135,097	$52,049
Less: Net income attributable to noncontrolling interest	3,634	3,920	710

Net income attributable to City National Corporation	$172,421	$131,177	$51,339
Less: Dividends and accretion on preferred stock	—	5,702	25,903

Net income available to common shareholders	$172,421	$125,475	$25,436

Net income per share, basic	$3.24	$2.38	$0.50

Net income per share, diluted	$3.21	$2.36	$0.50

Shares used to compute net income per share, basic	52,439	51,992	50,272

Shares used to compute net income per share, diluted	52,849	52,455	50,421

Dividends per share	$0.80	$0.40	$0.55

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$176,055	$135,097	$52,049
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	12,500	103,000	285,000
Provision for losses on covered loans	43,646	76,218	—
Amortization of intangibles	7,727	9,036	7,357
Depreciation and amortization	27,596	25,845	26,219
Share-based employee compensation expense	19,454	16,734	14,409
Deferred income tax (benefit) expense	(34,938)	30,099	(4,283)
Gain on disposal of assets	(20,300)	(2,837)	(1,276)
Gain on sale of securities	(5,066)	(393)	(14,286)
Gain on acquisition	(8,164)	(27,339)	(38,206)
Impairment loss on securities	651	2,031	16,445
Other, net	(11,459)	(40,379)	14,650
Net change in:
Trading securities	193,026	(101,095)	147,696
Other assets and other liabilities, net	207,293	353,992	(229,903)

Net cash provided by operating activities	608,021	580,009	275,871

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(5,288,118)	(4,351,981)	(3,628,275)
Sales of securities available-for-sale	101,089	574,532	829,820
Maturities and paydowns of securities available-for-sale	3,379,320	2,420,577	1,008,438
Purchase of securities held-to-maturity	(467,817)	—	—
Maturities and paydowns of securities held-to-maturity	91	—	—
Loan originations, net of principal collections	(547,887)	831,857	35,504
Net payments for premises and equipment	(42,711)	(29,906)	(16,174)
Net cash acquired in acquisitions	28,066	88,795	453,719
Other investing activities, net	122,649	82,196	(2,085)

Net cash used in investing activities	(2,715,318)	(383,930)	(1,319,053)

Cash Flows From Financing Activities
Net increase in deposits	2,083,925	255,915	2,614,128
Net increase (decrease) in federal funds purchased and securities sold under
repurchase agreements	50,000	(626,779)	(281,378)
Net decrease in short-term borrowings, net of transfers from long-term debt	(151,535)	(30,609)	(1,179,849)
Net (decrease) increase in long-term debt	(757)	47,397	410,127
Proceeds from exercise of stock options	5,089	23,764	2,236
Tax benefit from exercise of stock options	2,007	3,958	237
Redemption of preferred stock	—	(200,000)	(200,000)
Issuance of common stock	—	—	119,929
Repurchase of common stock warrants	—	(18,500)	—
Cash dividends paid	(42,489)	(24,012)	(48,338)
Other financing activities, net	(28,818)	(5,450)	(5,249)

Net cash provided by (used in) financing activities	1,917,422	(574,316)	1,431,843

Net (decrease) increase in cash and cash equivalents	(189,875)	(378,237)	388,661
Cash and cash equivalents at beginning of year	434,689	812,926	424,265

Cash and cash equivalents at end of period	$244,814	$434,689	$812,926

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$73,460	$96,213	$83,820
Income taxes	114,990	7,195	17,838
Non-cash investing activities:
Transfer of loans to other real estate owned	$113,563	$168,958	$69,683
Transfer from securities available-for-sale to trading securities	—	—	6,400
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$10,441	$17,183	$314,432
Covered loans	55,313	330,566	1,862,515
Loans	1,060	—	8,420
Covered other real estate owned	7,463	15,161	58,761
Deposits	(126,795)	(541,499)	(2,113,195)
Other borrowings	(3,165)	(30,539)	(1,056,039)

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
AND COMPREHENSIVE INCOME

	City National Corporation Shareholders' Equity
(in thousands, except share amounts)	Common shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Non- controlling interest	Total equity
Balance, December 31, 2008	50,961,457	$390,089	$50,961	$389,077	$(48,022)	$1,379,624	$(156,736)	$25,441	$2,030,434
Comprehensive income:
Net income (1)	—	—	—	—	—	51,339	—	2,167	53,506
Other comprehensive income, net of tax (2)	—	—	—	—	44,973	—	—	—	44,973

Total comprehensive income								2,167	98,479
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,258)	(2,258)
Issuance of common stock	3,220,000	—	3,220	116,409	—	—	—	—	119,629
Issuance of shares under share-based compensation plans	(295,571)	—	(295)	(3,289)	—	—	4,985	—	1,401
Preferred stock accretion	—	5,959	—	—	—	(5,959)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Share-based employee compensation expense	—	—	—	14,293	—	—	—	—	14,293
Tax expense from share-based compensation plans	—	—	—	(971)	—	—	—	—	(971)
Cash dividends:
Preferred	—	—	—	—	—	(19,944)	—	—	(19,944)
Common	—	—	—	—	—	(27,421)	—	—	(27,421)
Net change in deferred compensation plans	—	—	—	548	—	—	—	—	548
Change in redeemable noncontrolling interest	—	—	—	(2,517)	—	—	—	—	(2,517)
Other	—	—	—	—	—	—	—	1,091	1,091

Balance, December 31, 2009	53,885,886	196,048	53,886	513,550	(3,049)	1,377,639	(151,751)	26,441	2,012,764
Comprehensive income:
Net income (1)	—	—	—	—	—	131,177	—	2,141	133,318
Other comprehensive income, net of tax (2)	—	—	—	—	39,902	—	—	—	39,902

Total comprehensive income								2,141	173,220
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,141)	(2,141)
Issuance of shares under share-based compensation plans	—	—	—	(28,254)	—	—	50,588	—	22,334
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Share-based employee compensation expense	—	—	—	16,635	—	—	—	—	16,635
Tax benefit from share-based compensation plans	—	—	—	3,179	—	—	—	—	3,179
Cash dividends:
Preferred	—	—	—	—	—	(1,750)	—	—	(1,750)
Common	—	—	—	—	—	(21,077)	—	—	(21,077)
Net change in deferred compensation plans	—	—	—	400	—	—	98	—	498
Change in redeemable noncontrolling interest	—	—	—	1,408	—	—	—	—	1,408
Other	—	—	—	(550)	—	—	—	(1,302)	(1,852)

Balance, December 31, 2010	53,885,886	—	53,886	487,868	36,853	1,482,037	(101,065)	25,139	1,984,718
Comprehensive income:
Net income (1)	—	—	—	—	—	172,421	—	1,678	174,099
Other comprehensive income, net of tax (2)	—	—	—	—	35,519	—	—	—	35,519

Total comprehensive income								1,678	209,618
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,678)	(1,678)
Issuance of shares under share-based compensation plans	—	—	—	(15,406)	—	—	18,452	—	3,046
Share-based employee compensation expense	—	—	—	19,242	—	—	—	—	19,242
Tax benefit from share-based compensation plans	—	—	—	1,264	—	—	—	—	1,264
Cash dividends:
Common	—	—	—	—	—	(42,489)	—	—	(42,489)
Net change in deferred compensation plans	—	—	—	637	—	—	35	—	672
Change in redeemable noncontrolling interest	—	—	—	(4,544)	—	—	—	—	(4,544)
Other (3)	—	—	—	139	—	—	—	(25,139)	(25,000)

Balance, December 31, 2011	53,885,886	$—	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$—	$2,144,849

(1)
Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $1,956, $1,779 and ($1,457) during 2011, 2010 and 2009, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section in the consolidated balance sheets. See Note 21 of the Notes to Consolidated Financial Statements.

(2)
See Note 12 for additional information on other comprehensive income.

(3)
See Note 21 for additional information on the change in noncontrolling interest.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, trust and investment services through 79 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2011, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

        The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank's wholly owned subsidiaries, after the elimination of all material intercompany transactions. It also includes noncontrolling interest, which is the portion of equity in a subsidiary not attributable to a parent. Preferred stock of consolidated bank affiliates that is owned by third parties is reflected as Noncontrolling interest in the equity section of the consolidated balance sheets. This preferred stock was liquidated or redeemed in full by the Bank in the third quarter of 2011. Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable equity ownership interests of third parties in the Corporation's investment advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests' share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

        The Company's investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. The Corporation's interests in investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method. Additionally, the Company has various interests in variable interest entities ("VIEs") that are not required to be consolidated. See Note 20 for a more detailed discussion on VIEs.

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation ("FDIC") indemnification assets, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

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

        The Company records securities available-for-sale, trading securities and derivative contracts at fair value on a recurring basis. Certain assets such as impaired loans, other real estate owned ("OREO"), securities held-to-maturity, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities Available-for-sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include certain collateralized debt obligation instruments for which the market has become inactive. Fair values for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

        Loans—The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans. Loans measured for impairment based on the fair value of collateral or observable market prices are reported at fair value for disclosure purposes. The majority of loans reported at fair value are measured for impairment by valuing the underlying collateral based on third-party appraisals. These loans are classified in Level 2 of the fair value hierarchy. In certain circumstances, appraised values or broker quotes are adjusted based on management's assumptions regarding current market conditions to determine fair value. These loans are classified in Level 3 of the fair value hierarchy.

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

Securities

        Securities are classified based on management's intention on the date of purchase. Securities classified as available-for-sale or trading are presented at fair value and securities classified as held-to-maturity are presented at amortized cost. Unrealized gains or losses on securities

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

available-for-sale are excluded from net income but are included as a separate component of other comprehensive income, net of taxes. Premiums or discounts on securities are amortized or accreted into income using the interest method over the expected lives of the individual securities. The Company performs a quarterly assessment of available-for-sale and held-to-maturity debt securities to determine whether a decline in fair value below amortized cost is other than temporary. Amortized cost includes adjustments made to the cost of an investment for accretion, amortization, collection of cash and previous other-than temporary impairment recognized in earnings. Other-than-temporary impairment exists when it is probable that the Company will be unable to recover the entire amortized cost basis of the security. If the decline in fair value is judged to be other than temporary, the security is written down to fair value which becomes the new cost basis and an impairment loss is recognized.

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

        Impaired Loans—The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan's collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $500,000 are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. In general, nonperforming loans under $500,000 are not individually evaluated for impairment. Instead, these loans are measured using historical loss factors, which approximate the discounted cash flows method.

        When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan.

        Interest payments received on impaired loans are generally applied as follows: (1) to principal if the loan is on nonaccrual principal recapture status, (2) to interest income if the loan is on cash basis nonaccrual, and (3) to interest income if the impaired loan has been returned to accrual status.

        Restructured Loans—A loan is identified as troubled debt restructured ("TDR") when a borrower is experiencing financial difficulties and as a result of these difficulties the Company grants a concession to the borrower that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A loan modified in a TDR is reported as impaired at the time of restructuring. A loan restructuring that involves a below market interest rate will continue to be reported as a TDR until its maturity. A loan that has been restructured in a TDR may not be reported as a TDR in years subsequent to the restructuring if certain conditions are met: (1) the restructuring agreement specifies an interest rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified, (2) the loan is not impaired based on the terms of the restructuring agreement, and (3) the loan has a demonstrated period of performance. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

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

        Covered Loans—Covered loans consist of acquired loans that are covered under loss-sharing agreements with the FDIC. Covered loans are reported separately in the loan section of the consolidated balance sheets.

        Unfunded Loan Commitments—These commitments generally represent credit facilities provided to clients of the Bank, and are not actively traded financial instruments. Unfunded loan commitments are disclosed as off-balance sheet financial instruments in Note 19 in the Notes to Consolidated Financial Statements.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors included in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans including residential first mortgages, installment, revolving credit and most other consumer loans is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations, trends in volumes and terms of loans; and economic trends in the broad market and specific industries.

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

        The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, regulatory requirements and other subjective factors including industry trends, changes in underwriting standards, and existence of concentrations.

        The relative significance of risk considerations vary by portfolio segment. For commercial loans, the primary risk consideration is a borrower's ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and real estate construction loans. The primary risk considerations for consumer loans are a borrower's personal cash flow and liquidity, as well as collateral value.

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

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from the allowance for loan and lease losses.

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

        Covered OREO consists of acquired OREO that is covered under loss-sharing agreements with the FDIC. These assets were recorded at their fair value on acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

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

Software

        Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally developed software. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software which is generally five years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.

Goodwill and Other Intangible Assets

        Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

consideration, at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. At December 31, 2011, the weighted-average amortization period for the core deposit intangibles and client advisory contract intangibles is 4.9 years and 16.5 years, respectively.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is assessed for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. The first step of the impairment evaluation process involves an assessment of qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, industry and market conditions and trends, the Company's financial performance and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not "more likely than not" that impairment exists, no further testing is performed. If there is an indication that impairment exists, a quantitative test is performed to determine whether the fair value of each reporting unit, including goodwill, is less than the carrying amount of the reporting unit. If so, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

        Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is determined using market-based core deposit premiums from recent deposit sale transactions. The fair value of client advisory and other client service contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. If an impairment loss

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

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

Noncontrolling Interest

        Noncontrolling interest is the portion of equity in a subsidiary not attributable to a parent, and is reported as a separate component of equity in the consolidated balance sheets, with the exception of noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. These redeemable noncontrolling interests are not considered to be permanent equity and are reported in the mezzanine section of the consolidated balance sheets at fair value. Consolidated net income is attributed to controlling and noncontrolling interest in the consolidated statements of income.

Investment Fee Revenue

        Investment fee revenue consists of fees, commissions, and markups on securities transactions with clients and money market mutual fund fees.

International Services Income

        International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for the fees on standby letters of credit which are deferred and recognized into income over the terms of the letters of credit.

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

        The Company issues restricted stock awards which generally vest over a five-year period during which time the holder receives dividends and has full voting rights. Restricted stock is valued at the closing price of the Company's stock on the date of award.

Income Taxes

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered "more likely than not" to be realized, a valuation allowance is established.

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

        Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends, if any, and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock and vested restricted stock awards. Diluted EPS reflects the assumed conversion of all potential dilutive securities.

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

Accounting Pronouncements

        During the year ended December 31, 2011, the following accounting pronouncements applicable to the Company were issued or became effective:

  •
  In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, Fair Value Measurements (Topic 820), Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 enhances disclosure requirements under ASC Topic 820, Fair Value Measurements and Disclosures, to include disclosure of transfers in and out of Level 1 and 2, and detail of activity in Level 3 fair value measurements. The ASU also provides clarification of existing disclosure requirements pertaining to the level of disaggregation used in fair value measurements, and disclosures about inputs and valuation techniques used for both recurring and nonrecurring fair value measurements. The new guidance, except for the requirement to provide the Level 3 activity on a gross basis, was adopted by the Company on January 1, 2010. The expanded disclosure requirements pertaining to Level 3 activity became effective for the Company on January 1, 2011. Adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

  •
  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructurings ("ASU 2011-02"). In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor ("lender") must separately conclude that both of the following exist: (1) the restructuring constitutes a concession and (2) the debtor ("borrower") is experiencing financial difficulties. Determining whether a modification is a troubled debt restructuring requires significant judgment. ASU 2011-02 clarifies the guidance on whether a lender has granted a concession, and on the lender's evaluation of whether a borrower is experiencing financial difficulties. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the annual period of adoption. The Company adopted ASU 2011-02 for third quarter 2011 reporting and applied the guidance retrospectively to restructurings that occurred on or after January 1, 2011. Additionally, the previously deferred disclosure provisions of ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, pertaining to loan modifications also became effective for third quarter reporting. Adoption of the new guidance resulted in expanded troubled debt restructuring disclosures in the Company's financial statements. Due to the adoption of ASU 2011-02 in the third quarter of 2011, $26.1 million of loans were recognized as troubled debt restructurings.

  •
  In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements ("ASU 2011-03"). ASC 860, Transfers and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    Servicing, provides the criteria for determining whether a transfer of financial assets is accounted for as a secured borrowing or as a sale. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. ASU 2011-03 is effective for transactions, or modification of existing transactions, that occur on or after the first interim or annual period beginning on or after December 15, 2011. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

  •
  In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. ASU 2011-04 clarifies existing guidance pertaining to the applicability of the concepts of highest and best use and valuation premise in a fair value measurement, and on measuring the fair value of an instrument classified in shareholders' equity. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement, and provides additional guidance on the application of fair value measurements to financial assets and liabilities with offsetting positions in market risk or counterparty credit risks. The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments. The ASU is effective for interim and annual periods beginning after December 15, 2011. Adoption of ASU 2011-04 will result in expanded fair value disclosures in the Company's consolidated financial statements.

  •
  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income ("OCI"). In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely defers the provision of ASU 2011-05 that would require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 and ASU

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    2011-12 are effective for interim and annual periods beginning after December 15, 2011. After adoption, the guidance must be applied retrospectively for all periods presented in the financial statements. The new guidance is not expected to have a material effect on the Company's consolidated financial statements.

  •
  In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350), Testing for Goodwill Impairment ("ASU 2011-08"). ASU 2011-08 simplifies how entities test goodwill for impairment. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under ASU 2011-08, an entity also has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for the fiscal year beginning after December 15, 2011, with early adoption permitted. The Company early adopted the ASU and applied the provisions of the ASU to its annual goodwill impairment test for 2011. The adoption of this guidance did not have a significant impact on the results of the Company's goodwill assessment.

  •
  In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 creates new disclosure requirements about the nature of an entity's rights of setoff and related arrangements associated with its financial instruments and derivative instruments. Instruments and transactions that would fall within the scope of the disclosure requirements typically would include derivatives, repurchase and reverse repurchase agreements, and securities borrowing or lending agreements. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards ("IFRS"). The ASU requires tabular disclosure of the gross amounts of recognized assets and liabilities and the amounts offset against these assets and liabilities to determine the net amounts presented in the statement of financial position. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $115.5 million and $104.5 million during the year ended December 31, 2011 and 2010, respectively.

Note 3. Business Combinations

Nevada Commerce Bank

        On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank ("NCB"), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC. Excluding the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank acquired most of NCB's assets, including loans and OREO with a fair value of $56.4 million and $7.5 million, respectively, and assumed deposits with a fair value of $118.4 million. The Bank received approximately $2.7 million in cash from the FDIC at acquisition.

        In connection with the acquisition of NCB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. Covered assets include acquired loans and OREO that are covered under loss-sharing agreements with the FDIC. The term of the loss-sharing agreements is 10 years for single-family residential loans and eight years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $33.8 million. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

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

        The consolidated statement of income for 2011 includes the operating results produced by the acquired assets and assumed liabilities of NCB from its acquisition date through December 31, 2011, which are not material to total operating results for the year. Due primarily to the Bank acquiring certain assets and liabilities of NCB which are not material to the Company's consolidated balance sheet, the significant amount of fair value adjustments, and the FDIC loss-sharing agreements, the historical results of NCB are not material to the Company's results, and consequently, no pro forma information is presented.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

Sun West Bank and 1st Pacific Bank of California

        On May 28, 2010, the Bank acquired the banking operations of Sun West Bank ("SWB") in Las Vegas, Nevada in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $340.0 million in assets and assumed $310.1 million in liabilities. The Bank acquired most of SWB's assets, including loans and OREO with a fair value of $127.6 million and $12.1 million, respectively, and assumed deposits with a fair value of $304.3 million. The Bank received approximately $29.2 million in cash from the FDIC at acquisition and recognized a gain on acquisition of $24.7 million.

        On May 7, 2010, the Bank acquired the banking operations of 1st Pacific Bank of California ("FPB") in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $318.6 million in assets and assumed $264.2 million in liabilities. The Bank acquired most of FPB's assets, including loans with a fair value of $202.8 million, and assumed deposits with a fair value of $237.2 million. The Bank paid $12.3 million in cash to the FDIC at acquisition and recognized a gain on acquisition of $2.6 million.

        In connection with the acquisitions of SWB and FPB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. The term of the loss share agreements is 10 years for single family residential loans and eight years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as indemnification assets at their estimated fair value of $104.6 million for SWB and $36.5 million for FPB at acquisition date. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements

        The following tables summarize assets and liabilities measured at fair value as of December 31, 2011 and 2010 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$19,182	$19,182	$—	$—
Federal agency—Debt	1,973,862	—	1,973,862	—
Federal agency—MBS	681,044	—	681,044	—
CMOs—Federal agency	4,326,907	—	4,326,907	—
CMOs—Non-agency	69,001	—	69,001	—
State and municipal	401,604	—	401,604	—
Other debt securities	99,074	—	79,491	19,583
Equity securities and mutual funds	1,227	1,227	—	—
Trading securities	61,975	61,922	53	—
Mark-to-market derivatives (1)	62,230	2,552	59,678	—

Total assets at fair value	$7,696,106	$84,883	$7,591,640	$19,583

Liabilities
Mark-to-market derivatives (2)	$52,881	$1,542	$51,339	$—
Other liabilities	263	—	263	—

Total liabilities at fair value	$53,144	$1,542	$51,602	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,484	$—	$—	$2,484
Commercial real estate mortgages	6,830	—	6,830	—
Residential mortgages	5,555	—	5,084	471
Real estate construction	18,528	—	9,680	8,848
Equity lines of credit	3,471	—	2,588	883
Installment	675	—	675	—
Collateral dependent impaired covered loans (3):
Commercial	422	—	—	422
Other real estate owned (5)	66,837	—	56,898	9,939
Private equity and alternative investments	6,558	—	—	6,558

Total assets at fair value	$111,360	$—	$81,755	$29,605

(1)
Reported in Other assets in the consolidated balance sheets.

(2)
Reported in Other liabilities in the consolidated balance sheets.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

(4)
Includes lease financing.

(5)
Other real estate owned balance of $129.3 million in the consolidated balance sheets includes $98.6 million of covered OREO and is net of estimated disposal costs.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$14,113	$14,113	$—	$—
Federal agency—Debt	1,142,328	—	1,142,328	—
Federal agency—MBS	551,346	—	551,346	—
CMOs—Federal agency	3,497,147	—	3,497,147	—
CMOs—Non-agency	118,295	—	118,295	—
State and municipal	343,380	—	343,380	—
Other debt securities	43,630	—	22,648	20,982
Equity securities and mutual funds	10,436	10,436	—	—
Trading securities	255,397	249,861	5,536	—
Mark-to-market derivatives (1)	46,712	3,258	43,454	—

Total assets at fair value	$6,022,784	$277,668	$5,724,134	$20,982

Liabilities
Mark-to-market derivatives (2)	$26,437	$1,215	$25,222	$—
Other liabilities	160	—	160	—

Total liabilities at fair value	$26,597	$1,215	$25,382	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$1,528	$—	$1,528	$—
Commercial real estate mortgages	31,684	—	21,236	10,448
Residential mortgages	9,061	—	8,210	851
Real estate construction	98,059	—	98,059	—
Equity lines of credit	3,092	—	2,224	868
Collateral dependent impaired covered loans (3):
Commercial	2,557	—	—	2,557
Other real estate owned (5)	88,993	—	65,605	23,388
Private equity and alternative investments	10,804	—	—	10,804

Total assets at fair value	$245,778	$—	$196,862	$48,916

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

        At December 31, 2011, $7.70 billion, or approximately 33 percent, of the Company's total assets were recorded at fair value on a recurring basis, compared with $6.02 billion, or 28 percent at December 31, 2010. The majority of these financial assets were valued using Level 1 or Level 2 inputs.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

Less than 1 percent of total assets were measured using Level 3 inputs. At December 31, 2011, $53.1 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs, compared with $26.6 million at December 31, 2010. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during 2011. At December 31, 2011, $111.4 million, or approximately 0.5 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis, compared with $245.8 million, or approximately 1 percent at December 31, 2010. These assets were measured using Level 2 and Level 3 inputs.

        For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity and alternative investments, recognized in 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Collateral dependent impaired loans:
Commercial	$(394)	$(7,943)
Commercial real estate mortgages	5,673	(24,368)
Residential mortgages	(484)	(2,538)
Real estate construction	(13,001)	(6,477)
Equity lines of credit	(705)	(1,226)
Installment	(4,596)	—
Collaterial dependent impaired covered loans:
Commercial	(325)	(414)
Other real estate owned (1)	(41,531)	(36,364)
Private equity and alternative investments	(1,183)	(1,433)

Total net losses recognized	$(56,546)	$(80,763)

(1)
Net losses on OREO includes $38.5 million and $20.9 million of net losses related to covered OREO for the years ended December 31, 2011 and December 31, 2010, respectively, a significant portion of which is reimbursable by the FDIC.

        Level 3 assets measured at fair value on a recurring basis consist of collateralized debt obligation senior notes. The fair value of these securities is determined using an internal cash flow model that incorporates management's assumptions about risk-adjusted discount rates, prepayment expectations, projected cash flows and collateral performance. These assumptions are not directly observable in the market. Unrealized gains and losses on securities available-for-sale are reported as a component of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

AOCI in the consolidated balance sheets. Activity in Level 3 assets measured at fair value on a recurring basis for 2011 and 2010 is summarized in the following table:

Level 3 Assets Measured on a Recurring Basis

	December 31, 2011	December 31, 2010
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$20,982	$26,779
Total realized/unrealized gains (losses):
Included in other comprehensive income	651	(4,168)
Settlements	(2,051)	(1,520)
Other (1)	1	(109)

Balance, end of period	$19,583	$20,982

(1)
Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale.

        There were no purchases, sales, or transfers in and/or out of Level 3 assets measured on a recurring basis during these periods. Paydowns of $2.1 million and $1.5 million were received on Level 3 assets measured on a recurring basis for 2011 and 2010, respectively. There were no gains or losses for 2011 and 2010 included in earnings that were attributable to the change in unrealized gains or losses relating to assets still held as of December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

        A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company's financial instruments as of December 31, 2011 and December 31, 2010. The disclosure does not include estimated fair value amounts for assets and liabilities which are not defined as financial instruments but which have significant value. These assets and liabilities include the value of customer-relationship intangibles, goodwill, affordable housing investments carried at cost, other assets, deferred taxes and other liabilities. Accordingly, the total of the fair values presented does not represent the underlying value of the Company.

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

        Securities available-for-sale, Securities held-to-maturity and Trading securities—For securities available-for-sale and held-to-maturity, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair values for trading securities are based on quoted market prices or dealer quotes. The fair value of trading securities for which quoted prices are not available is based on observable market inputs.

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

        Covered loans—The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company's assumptions about market funding cost and liquidity premium. The estimates of future loan cash flows are determined using the Company's assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

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

        Derivative contracts—The fair value of non-exchange traded (over-the-counter) derivatives is obtained from third party market sources. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

derivative contracts. The fair value of interest rate contracts include interest receivable and payable and cash collateral, if any.

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

        Federal funds purchased and Securities sold under repurchase agreements—The carrying amount is a reasonable estimate of fair value.

        Other short-term borrowings—The fair value of the current portion of long-term debt classified in short-term borrowings is obtained through third-party pricing sources. The carrying amount of the remaining other short-term borrowings is a reasonable estimate of fair value.

        Long-term debt—The fair value of long-term debt is obtained through third-party pricing sources.

        FDIC clawback liability—The FDIC clawback liability represents an estimated payment by the Company to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The fair value of the FDIC clawback liability is estimated by discounting estimated future cash flows based on estimated current market rates.

        Off-balance sheet commitments, which include commitments to extend credit, are excluded from the table below. A reasonable estimate of fair value for these instruments is the carrying amount of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

deferred fees and the reserve for any credit losses related to these off-balance sheet instruments. This estimate is not material to the Company's financial position.

	December 31, 2011		December 31, 2010
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$168.4	$168.4	$126.9	$126.9
Due from banks—interest bearing	76.4	76.4	142.8	142.8
Federal funds sold	—	—	165.0	165.0
Securities available-for-sale	7,571.9	7,571.9	5,720.7	5,720.7
Securities held-to-maturity	467.7	473.9	—	—
Trading securities	62.0	62.0	255.4	255.4
Loans and leases, net of allowance	12,046.8	12,400.5	11,129.6	11,428.4
Covered loans, net of allowance	1,417.3	1,472.6	1,790.1	1,764.7
FDIC indemnification asset	204.3	184.3	295.5	268.0
Investment in FHLB and FRB stock	107.4	107.4	120.7	120.7
Derivative assets	62.2	62.2	46.7	46.7
Financial Liabilities:
Deposits	$20,387.6	$20,392.3	$18,176.9	$18,181.4
Federal funds purchased and securities sold under
repurchase agreements	50.0	50.0	—	—
Other short-term borrowings	—	—	153.4	153.5
Long-term debt	697.8	718.7	705.0	711.2
Derivative liabilities	52.9	52.9	26.4	26.4
FDIC clawback liability	8.1	8.1	6.9	6.9

Note 5. Securities

        At December 31, 2011, the Company had total securities of $8.10 billion, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million. The Company had total securities of $5.98 billion at December 31, 2010, comprised of securities available-for-sale at fair value of $5.72 billion and trading securities at fair value of $255.4 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at December 31, 2011 and 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Securities available-for-sale:
U.S. Treasury	$19,163	$24	$(5)	$19,182
Federal agency—Debt	1,967,928	6,230	(296)	1,973,862
Federal agency—MBS	650,091	31,040	(87)	681,044
CMOs—Federal agency	4,239,205	89,926	(2,224)	4,326,907
CMOs—Non-agency	79,999	322	(11,320)	69,001
State and municipal	383,210	18,767	(373)	401,604
Other debt securities	106,051	1,896	(8,873)	99,074

Total debt securities	7,445,647	148,205	(23,178)	7,570,674
Equity securities and mutual funds	352	875	—	1,227

Total securities available-for-sale	$7,445,999	$149,080	$(23,178)	$7,571,901

Securities held-to-maturity (1):
Federal agency—Debt	$40,423	$780	$—	$41,203
Federal agency—MBS	75,231	1,632	—	76,863
CMOs—Federal agency	292,547	2,580	(195)	294,932
State and municipal	59,479	1,463	(37)	60,905

Total securities held-to-maturity	$467,680	$6,455	$(232)	$473,903

December 31, 2010
Securities available-for-sale:
U.S. Treasury	$14,070	$47	$(4)	$14,113
Federal agency—Debt	1,142,520	5,029	(5,221)	1,142,328
Federal agency—MBS	540,768	13,379	(2,801)	551,346
CMOs—Federal agency	3,442,238	65,494	(10,585)	3,497,147
CMOs—Non-agency	126,819	1,147	(9,671)	118,295
State and municipal	334,596	9,399	(615)	343,380
Other debt securities	50,564	2,018	(8,952)	43,630

Total debt securities	5,651,575	96,513	(37,849)	5,710,239
Equity securities and mutual funds	6,545	3,891	—	10,436

Total securities available-for-sale	$5,658,120	$100,404	$(37,849)	$5,720,675

        (1)   Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

        Proceeds from sales of securities available-for-sale were $101.1 million, $574.5 million and $829.8 million in 2011, 2010 and 2009, respectively. There were no sales of securities held-to-maturity

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

in 2011. The following table provides the gross realized gains and losses on the sales and calls of securities:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Gross realized gains	$6,747	$6,915	$22,696
Gross realized losses	(1,681)	(6,522)	(8,410)

Net realized gains	$5,066	$393	$14,286

        Interest income on securities (including trading securities) is comprised of: (i) taxable interest income of $146.1 million, $123.7 million and $108.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, (ii) nontaxable interest income of $12.4 million, $12.3 million and $15.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and (iii) dividend income of $0.8 million, $0.8 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2011, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$15,037	$4,145	$—	$—	$19,182
Federal agency—Debt	1,509,730	464,132	—	—	1,973,862
Federal agency—MBS	18	288,795	275,369	116,862	681,044
CMOs—Federal agency	228,586	3,511,071	533,526	53,724	4,326,907
CMOs—Non-agency	11,322	32,416	25,263	—	69,001
State and municipal	48,082	202,844	99,581	51,097	401,604
Other	4,866	46,229	47,979	—	99,074

Total debt securities available-for-sale	$1,817,641	$4,549,632	$981,718	$221,683	$7,570,674

Amortized cost	$1,813,185	$4,448,799	$964,830	$218,833	$7,445,647

Securities held-to-maturity:
Federal agency—Debt	$10,954	$—	$—	$29,469	$40,423
Federal agency—MBS	—	15,251	59,980	—	75,231
CMOs—Federal agency	—	214,600	32,651	45,296	292,547
State and municipal	—	2,532	53,429	3,518	59,479

Total debt securities held-to-maturity at amortized cost	$10,954	$232,383	$146,060	$78,283	$467,680

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        Securities totaling $988.5 million were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2011.

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

Securities Deemed to be Other-Than-Temporarily Impaired

        Through the impairment assessment process, the Company determined that certain investments were other-than-temporarily impaired at December 31, 2011. The Company recorded impairment losses in earnings on securities available-for-sale of $0.7 million, $2.0 million and $16.4 million for 2011, 2010 and 2009, respectively. The Company recognized $4.2 million and $7.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at December 31, 2011 and 2010, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity in 2011.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities
	2011	2010	2009
Non-agency CMOs	$651	$1,738	$4,409
Collateralized debt obligation income notes	—	—	9,282
Perpetual preferred stock	—	293	1,124
Equity securities and mutual funds	—	—	1,630

Total	$651	$2,031	$16,445

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the years ended December 31, 2011 and 2010. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had credit impairment.

	For the year ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$19,445	$17,707
Subsequent credit-related impairment	651	1,712
Initial credit-related impairment	—	26

Balance, end of period	$20,096	$19,445

Non-agency CMOs

        The Company held $41.4 million of variable rate non-agency CMOs at December 31, 2011. The Company determined that $9.2 million of these non-agency CMOs were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.7 million and $1.7 million in 2011 and 2010, respectively. The remaining other-than-temporary impairment for these securities at December 31, 2011 and 2010 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities and increases in interest rates. The Company also holds $27.6 million in fixed rate non-agency CMOs, none of which have experienced any other-than-temporary impairment.

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

December 31, 2011 and 2010. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2011
Securities available-for-sale:
U.S. Treasury	$4,145	$5	$—	$—	$4,145	$5
Federal agency—Debt	409,129	296	—	—	409,129	296
Federal agency—MBS	24,519	87	—	—	24,519	87
CMOs—Federal agency	744,737	2,224	—	—	744,737	2,224
CMOs—Non-agency	20,094	833	31,400	10,487	51,494	11,320
State and municipal	42,164	268	2,023	105	44,187	373
Other debt securities	34,153	508	14,718	8,365	48,871	8,873

Total securities available-for-sale	$1,278,941	$4,221	$48,141	$18,957	$1,327,082	$23,178

Securities held-to-maturity:
CMOs—Federal agency	$32,256	$195	$—	$—	$32,256	$195
State and municipal	5,784	37	—	—	5,784	37

Total securities held-to-maturity	$38,040	$232	$—	$—	$38,040	$232

December 31, 2010
Securities available-for-sale:
U.S. Treasury	$5,028	$4	$—	$—	$5,028	$4
Federal agency—Debt	561,205	5,221	—	—	561,205	5,221
Federal agency—MBS	109,381	2,801	—	—	109,381	2,801
CMOs—Federal agency	755,751	10,585	—	—	755,751	10,585
CMOs—Non-agency	7,718	18	61,571	9,653	69,289	9,671
State and municipal	25,845	558	700	57	26,545	615
Other debt securities	—	—	14,407	8,952	14,407	8,952

Total securities available-for-sale	$1,464,928	$19,187	$76,678	$18,662	$1,541,606	$37,849

        At December 31, 2011, the Company had $1.33 billion of securities available-for-sale in an unrealized loss position, consisting of $1.32 billion of temporarily impaired securities and $9.2 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2011, the Company had 90 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury note, 12 Federal agency debt securities, 3 Federal agency MBS, 36 Federal agency CMOs, 12 Non-agency CMOs, 19 state and municipal securities and 6 other debt securities.

        The unrealized loss on non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults. Other than the $0.7 million credit loss recognized in 2011 on non-agency CMOs, the

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities include the Company's investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at December 31, 2011 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $8.3 million net unrealized loss at December 31, 2011 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

        At December 31, 2010, the Company had $1.54 billion of securities available-for-sale in an unrealized loss position consisting of $1.51 billion of temporarily impaired securities and $27.4 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2010, the Company had 109 debt securities in an unrealized loss position. The debt securities in an unrealized loss position included 1 U.S. Treasury note, 22 Federal agency debt securities, 7 Federal agency MBS, 30 Federal agency CMOs, 12 Non-agency CMOs, 36 state and municipal securities and 1 other debt security.

Note 6. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

        The Company's investment in stock issued by the Federal Home Loan Bank of San Francisco ("FHLB") and Federal Reserve Bank ("FRB") totaled $107.4 million and $120.7 million at December 31, 2011 and 2010, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment.

        At December 31, 2011, the Company held $76.6 million of FHLB stock. FHLB banks are cooperatives that provide products and services to member banks. The FHLB provides significant liquidity to the U.S. banking system through advances to its member banks in exchange for collateral.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

The purchase of stock is required in order to receive advances and other services. FHLB stock is not publicly traded and is purchased and sold by member banks at its par value. The Company expects to recover the full amount invested in FHLB stock and does not consider its investment to be impaired at December 31, 2011.

Private Equity and Alternative Investments

        The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company's investments in these funds totaled $39.9 million at December 31, 2011 and $37.5 million at December 31, 2010. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2011	2010
Private equity and venture capital	$23,093	$21,408
Real estate	10,457	10,053
Hedge	2,883	2,953
Other	3,486	3,040

Total	$39,919	$37,454

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $1.2 million and $1.4 million on its investments during 2011 and 2010, respectively.

        The table below provides information as of December 31, 2011 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$175	$—	None (1)	N/A
Real estate (3)	6,383	1,407	None (1)	N/A

Total	$6,558	$1,407

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

	December 31,
(in thousands)	2011	2010
Commercial	$4,846,594	$4,136,874
Commercial real estate mortgages	2,110,749	1,958,317
Residential mortgages	3,763,218	3,552,312
Real estate construction	315,609	467,785
Equity lines of credit	741,081	733,741
Installment	132,647	160,144
Lease financing	399,487	377,455

Loans and leases, excluding covered loans	12,309,385	11,386,628
Less: Allowance for loan and lease losses	(262,557)	(257,007)

Loans and leases, excluding covered loans, net	12,046,828	11,129,621
Covered loans	1,481,854	1,857,522
Less: Allowance for loan losses	(64,565)	(67,389)

Covered loans, net	1,417,289	1,790,133

Total loans and leases	$13,791,239	$13,244,150

Total loans and leases, net	$13,464,117	$12,919,754

        The loan amounts above include unamortized fees, net of deferred costs, of $7.5 million and $6.5 million as of December 31, 2011 and 2010, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors and to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $58.7 million and $54.8 million at December 31, 2011 and 2010, respectively. During 2011, new loans and advances totaled $50.7 million and repayments totaled $45.3 million. Interest income recognized on these loans amounted to $2.6 million, $2.1 million and $2.3 million during 2011, 2010 and 2009, respectively. At December 31, 2011, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        The Company has no residential mortgage loans with high LTVs (as defined in the Federal Depository Insurance Corporation Improvement Act as greater than 90 percent), loans with option adjustable rate mortgage terms, or that allow for negative amortization. The Company does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $1.05 billion and home equity lines of credit totaling approximately $741.1 million as of December 31, 2011. As of December 31, 2010, there were interest-only residential mortgages totaling approximately $975.4 million and home equity lines of credit totaling approximately $733.7 million.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at December 31, 2011, California represented 83 percent of total loans outstanding and Nevada and New York represented 3 percent and 7 percent, respectively. The remaining 7 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company's covered loan portfolio at December 31, 2011, the five states with the largest concentration were California (39 percent), Texas (11 percent), Nevada (8 percent), New York (5 percent) and Arizona (4 percent). The remaining 33 percent of total covered loans outstanding represented other states.

        The Company has pledged eligible residential first mortgages, equity lines of credit and commercial loans totaling $5.69 billion as collateral for its borrowing facility at the Federal Home Loan Bank of San Francisco.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.48 billion at December 31, 2011 and $1.86 billion at December 31, 2010. Covered loans, net of allowance for loan losses, were $1.42 billion at December 31, 2011 and $1.79 billion at December 31, 2010.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2011	2010
Commercial	$30,911	$55,082
Commercial real estate mortgages	1,288,352	1,569,739
Residential mortgages	14,931	18,380
Real estate construction	140,992	204,945
Equity lines of credit	5,167	6,919
Installment	1,501	2,457

Covered loans	1,481,854	1,857,522
Less: Allowance for loan losses	(64,565)	(67,389)

Covered loans, net	$1,417,289	$1,790,133

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        As of NCB's acquisition date on April 8, 2011, the estimates of the contractually required payments receivable for all acquired impaired covered loans of NCB were $107.4 million, the cash flows expected to be collected were $66.2 million, and the fair value of the acquired impaired loans was $55.3 million. The above amounts were determined based on the estimated performance over the remaining life of the underlying loans, which included the effects of estimated prepayments. The Company also acquired non-covered loans with a fair value of $1.1 million that were not considered impaired at acquisition date. In 2010, the estimates of the contractually required payments receivable for all acquired impaired loans of FPB and SWB at their respective acquisition dates were $643.3 million, the cash flows expected to be collected were $378.9 million, and the fair value of the loans was $330.6 million. Fair value of the acquired loans includes estimated credit losses. Therefore, an allowance for loan losses is not recorded on the acquisition date.

        Changes in the accretable yield for acquired impaired loans were as follows for the years ending December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$562,826	$687,126
Additions	10,871	48,644
Accretion	(104,056)	(116,477)
Reclassifications from (to) nonaccretable yield	33,704	(27,411)
Disposals and other	(66,971)	(29,056)

Balance, end of period	$436,374	$562,826

        At acquisition date, the Company recorded an FDIC indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $204.3 million at December 31, 2011 and $295.5 million at December 31, 2010.

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments are significant estimates that can and do change based on management's process of analyzing the loan and commitment portfolios and on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. The allowance for loan and lease losses and the reserve for off-balance sheet credit commitments which provide for the risk of losses inherent in the credit extension process, are increased by the provision for credit losses charged to operating expense. The allowance for loan and lease losses is decreased by the amount of charge-offs, net of recoveries. There is no exact method of predicting specific losses or amounts that ultimately may be charged off on particular segments of the loan portfolio.

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

2011 and 2010. Activity is provided by loan type which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total
Year ended December 31, 2011
Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	15,284	(13,491)	(1,641)	(22,507)	2,561	(2,237)	32,963	10,932
Charge-offs	(30,512)	(4,573)	(1,475)	(8,897)	(1,834)	(914)	—	(48,205)
Recoveries	15,742	11,515	392	13,927	68	1,179	—	42,823

Net (charge-offs) recoveries	(14,770)	6,942	(1,083)	5,030	(1,766)	265	—	(5,382)

Ending balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557

Ending balance of allowance:
Individually evaluated for impairment	$7,135	$1,551	$108	$4,377	$91	$—	$—	$13,262
Collectively evaluated for impairment	75,830	44,416	13,921	18,970	7,933	1,959	86,266	249,295
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding
covered loans	$5,246,081	$2,110,749	$3,763,218	$315,609	$741,081	$132,647	$—	$12,309,385
Individually evaluated for impairment	25,719	30,630	9,116	75,798	6,609	648	—	148,520
Collectively evaluated for impairment	5,220,362	2,080,119	3,754,102	239,811	734,472	131,999	—	12,160,865
Year ended December 31, 2010
Allowance for loan and lease losses:
Beginning balance	$110,547	$52,011	$12,797	$53,722	$3,734	$4,665	$51,017	$288,493
Provision for credit losses (2)	35,200	30,103	7,153	17,686	5,463	920	2,286	98,811
Charge-offs	(69,427)	(29,833)	(3,327)	(36,020)	(2,120)	(2,529)	—	(143,256)
Recoveries	6,131	235	130	5,436	152	875	—	12,959

Net charge-offs	(63,296)	(29,598)	(3,197)	(30,584)	(1,968)	(1,654)	—	(130,297)

Ending balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007

Ending balance of allowance:
Individually evaluated for impairment	$2,592	$1,889	$342	$366	$255	$—	$—	$5,444
Collectively evaluated for impairment	79,859	50,627	16,411	40,458	6,974	3,931	53,303	251,563
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding
covered loans	$4,514,329	$1,958,317	$3,552,312	$467,785	$733,741	$160,144	$—	$11,386,628
Individually evaluated for impairment	16,715	42,580	16,889	108,221	4,859	1,148	—	190,412
Collectively evaluated for impairment	4,497,614	1,915,737	3,535,424	359,564	728,882	158,996	—	11,196,216

(1)
Includes lease financing loans.

(2)
Provision for credit losses in the allowance rollforward for 2011 includes total provision for credit losses of $12.5 million, net of total transfers to the reserve for off-balance sheet credit commitments of $1.6 million. Provision for credit losses for 2010 includes total provision for credit losses of $103.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $4.2 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of the year	$21,529	$17,340	$22,703
Transfers from (to) allowance for loan and lease losses	1,568	4,189	(5,363)

Balance, end of the year	$23,097	$21,529	$17,340

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

        Information on impaired loans, excluding covered loans, at December 31, 2011 and 2010 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2011
With no related allowance recorded:
Commercial	$10,153	$10,104	$—	$6,525	$—
Commercial real estate mortgages	19,867	19,774	—	18,585	269
Residential mortgages:
Fixed	3,493	3,472	—	6,592	170
Variable	3,689	3,685	—	3,796	54

Total residential mortgages	7,182	7,157	—	10,388	224

Real estate construction:
Construction	27,435	27,338	—	47,710	787
Land	28,991	29,043	—	22,252	—

Total real estate construction	56,426	56,381	—	69,962	787

Equity lines of credit	5,341	5,321	—	3,951	—
Installment:
Consumer	658	648	—	287	—

Total installment	658	648	—	287	—

Lease financing	28	—	—	699	98

Total with no related allowance	$99,655	$99,385	$—	$110,397	$1,378

With an allowance recorded:
Commercial	$15,627	$15,615	$7,135	$14,477	$—
Commercial real estate mortgages	10,811	10,856	1,551	11,169	—
Residential mortgages:
Fixed	515	511	40	740	—
Variable	1,449	1,448	68	1,153	—

Total residential mortgages	1,964	1,959	108	1,893	—

Real estate construction:
Construction	—	—	—	3,534	—
Land	19,385	19,417	4,377	8,298	—

Total real estate construction	19,385	19,417	4,377	11,832	—

Equity lines of credit	1,292	1,288	91	1,435	6
Installment:
Commercial	—	—	—	1,380	—

Total installment	—	—	—	1,380	—

Lease financing	—	—	—	171	—

Total with an allowance	$49,079	$49,135	$13,262	$42,357	$6

Total impaired loans by type:
Commercial	$25,780	$25,719	$7,135	$21,002	$—
Commercial real estate mortgages	30,678	30,630	1,551	29,754	269
Residential mortgages	9,146	9,116	108	12,281	224
Real estate construction	75,811	75,798	4,377	81,794	787
Equity lines of credit	6,633	6,609	91	5,386	6
Installment	658	648	—	1,667	—
Lease financing	28	—	—	870	98

Total impaired loans	$148,734	$148,520	$13,262	$152,754	$1,384

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2010
With no related allowance recorded:
Commercial	$7,295	$7,293	$—	$5,574	$624
Commercial real estate mortgages	23,496	23,426	—	28,320	352
Residential mortgages:
Fixed	10,942	10,858	—	6,615	—
Variable	4,048	4,040	—	6,747	—

Total residential mortgages	14,990	14,898	—	13,362	—

Real estate construction:
Construction	75,778	75,639	—	50,936	797
Land	23,732	23,732	—	24,339	—

Total real estate construction	99,510	99,371	—	75,275	797

Equity lines of credit	3,006	2,997	—	2,105	—
Installment:
Commercial	—	—	—	568	—
Consumer	41	41	—	21	—

Total installment	41	41	—	589	—

Lease financing	1,137	1,107	—	—	—

Total with no related allowance	$149,475	$149,133	$—	$125,225	$1,773

With an allowance recorded:
Commercial	$8,567	$8,567	$2,067	$37,265	$—
Commercial real estate mortgages	19,139	19,154	1,889	30,737	—
Residential mortgages:
Fixed	566	563	69	1,172	—
Variable	1,435	1,428	273	936	—

Total residential mortgages	2,001	1,991	342	2,108	—

Real estate construction:
Construction	8,850	8,850	366	65,531	—
Land	—	—	—	13,964	—

Total real estate construction	8,850	8,850	366	79,495	—

Equity lines of credit	1,868	1,862	255	934	—
Installment:
Commercial	—	—	—	3,962	—
Consumer	—	—	—	75	—

Total installment	—	—	—	4,037	—

Lease financing	855	855	525	855	—

Total with an allowance	$41,280	$41,279	$5,444	$155,431	$—

Total impaired loans by type:
Commercial	$15,862	$15,860	$2,067	$42,839	$624
Commercial real estate mortgages	42,635	42,580	1,889	59,057	352
Residential mortgages	16,991	16,889	342	15,470	—
Real estate construction	108,360	108,221	366	154,770	797
Equity lines of credit	4,874	4,859	255	3,039	—
Installment	41	41	—	4,626	—
Lease financing	1,992	1,962	525	855	—

Total impaired loans	$190,755	$190,412	$5,444	$280,656	$1,773

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Additional detail on the components of impaired loans, excluding covered loans, is provided below:

	December 31,
(in thousands)	2011	2010
Nonaccrual loans (1)	$101,873	$179,578
Troubled debt restructured loans on accrual	46,647	10,834

Total impaired loans, excluding covered loans	$148,520	$190,412

(1)
Impaired loans exclude $10.2 million and $11.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at December 31, 2011 and December 31, 2010.

        Impaired loans may include troubled debt restructured loans that have been returned to accrual status. Impaired loans at December 31, 2011 and 2010 included $46.6 million and $10.8 million, respectively, of restructured loans that have been returned to accrual status.

        The average balance of impaired loans was $152.8 million, $280.7 million and $292.8 million for 2011, 2010 and 2009, respectively. With the exception of restructured loans that have been returned to accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

        The following table provides a summary of loans modified in a troubled debt restructuring during the year ended December 31, 2011:

	For the year ended December 31, 2011
(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Commercial	12	$12,305	$12,111	$1,490
Commercial real estate mortgages	5	12,908	12,899	—
Residential mortgages:
Variable	1	969	933	—
Real estate construction:
Construction	6	26,814	26,814	—
Land	6	29,153	29,042	1,813

Total real estate construction	12	55,967	55,856	1,813

Lease financing	9	765	—	—

Total troubled debt restructured loans	39	$82,914	$81,799	$3,303

(1)
Financial effects are comprised of chargeoffs and specific reserves recognized on TDR loans at modification date.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of TDR loans that subsequently defaulted during the year ended December 31, 2011 that had been modified as a troubled debt restructuring during the 12 months prior to its default:

(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	1	$45	$1
Real estate construction:
Land	2	6,339	—

Total TDR loans that subsequently defaulted	3	$6,384	$1

        A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower's financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with a pre-modification outstanding balance of $82.9 million were modified in troubled debt restructurings during 2011. The concessions granted in the restructurings completed in 2011 largely consisted of interest rate concessions on commercial, commercial real estate loans and construction loans. Additionally, payment terms on certain construction loans were modified to interest-only with deferred principal repayment. The unpaid principal balance of TDR loans was $89.4 million, before specific reserves of $1.7 million, at December 31, 2011, and $32.5 million, before specific reserves of $1.6 million, at December 31, 2010. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans. As of December 31, 2011, two land loans with outstanding principal balances totaling $6.3 million and one commercial loan with a nominal balance that had been restructured in 2011 were not performing in accordance with their new terms. The two land loans were not paid on their respective maturity dates and were considered to be in default at December 31, 2011. The fair value of collateral securing these loans exceeds their carrying amount at December 31, 2011. All other troubled debt restructured loans were performing in accordance with their restructured terms at December 31, 2011. As of December 31, 2011, there were no commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

covered loans, at December 31, 2011 and 2010 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2011
Commercial	$6,817	$1,003	$—	$19,888	$27,708	$4,818,886	$4,846,594
Commercial real estate mortgages	5,838	—	—	21,948	27,786	2,082,963	2,110,749
Residential mortgages:
Fixed	662	525	379	5,572	7,138	1,574,658	1,581,796
Variable	—	2,983	—	4,199	7,182	2,174,240	2,181,422

Total residential mortgages	662	3,508	379	9,771	14,320	3,748,898	3,763,218

Real estate construction:
Construction	—	—	—	15,582	15,582	202,279	217,861
Land	—	—	—	35,294	35,294	62,454	97,748

Total real estate construction	—	—	—	50,876	50,876	264,733	315,609

Equity lines of credit	—	—	74	8,669	8,743	732,338	741,081
Installment:
Commercial	—	—	—	4	4	601	605
Consumer	150	—	—	870	1,020	131,022	132,042

Total installment	150	—	—	874	1,024	131,623	132,647

Lease financing	—	—	—	—	—	399,487	399,487

Total	$13,467	$4,511	$453	$112,026	$130,457	$12,178,928	$12,309,385

December 31, 2010
Commercial	$9,832	$4,178	$904	$19,498	$34,412	$4,102,462	$4,136,874
Commercial real estate mortgages	15,112	3,996	—	44,882	63,990	1,894,327	1,958,317
Residential mortgages:
Fixed	—	731	379	13,253	14,363	1,628,683	1,643,046
Variable	—	—	—	5,468	5,468	1,903,798	1,909,266

Total residential mortgages	—	731	379	18,721	19,831	3,532,481	3,552,312

Real estate construction:
Construction	554	—	—	74,446	75,000	251,518	326,518
Land	—	—	—	23,763	23,763	117,504	141,267

Total real estate construction	554	—	—	98,209	98,763	369,022	467,785

Equity lines of credit	74	526	—	6,782	7,382	726,359	733,741
Installment:
Commercial	63	—	—	308	371	30,790	31,161
Consumer	304	—	—	282	586	128,397	128,983

Total installment	367	—	—	590	957	159,187	160,144

Lease financing	7	—	1,216	2,241	3,464	373,991	377,455

Total	$25,946	$9,431	$2,499	$190,923	$228,799	$11,157,829	$11,386,628

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of contractual interest foregone on nonaccrual loans, excluding covered loans, for 2011, 2010 and 2009:

	December 31,
(in thousands)	2011	2010	2009
Interest income that would have been recognized had nonaccrual
loans performed in accordance with their original terms	$15,465	$17,869	$21,613
Less: Interest income recognized on nonaccrual loans on a cash basis	(1,494)	(1,689)	(1,259)

Interest income foregone on nonaccrual loans	$13,971	$16,180	$20,354

Credit Quality Monitoring

        The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of December 31, 2011 and 2010. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	December 31, 2011			December 31, 2010
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$4,732,663	$113,931	$4,846,594	$4,009,923	$126,951	$4,136,874
Commercial real estate mortgages	1,930,001	180,748	2,110,749	1,727,353	230,964	1,958,317
Residential mortgages:
Fixed	1,565,420	16,376	1,581,796	1,615,970	27,076	1,643,046
Variable	2,163,458	17,964	2,181,422	1,880,570	28,696	1,909,266

Total residential mortgages	3,728,878	34,340	3,763,218	3,496,540	55,772	3,552,312

Real estate construction:
Construction	147,916	69,945	217,861	129,671	196,847	326,518
Land	43,717	54,031	97,748	53,400	87,867	141,267

Total real estate construction	191,633	123,976	315,609	183,071	284,714	467,785

Equity lines of credit	724,045	17,036	741,081	716,276	17,465	733,741
Installment:
Commercial	601	4	605	21,349	9,812	31,161
Consumer	130,921	1,121	132,042	126,905	2,078	128,983

Total installment	131,522	1,125	132,647	148,254	11,890	160,144

Lease financing	396,256	3,231	399,487	371,684	5,771	377,455

Total	$11,834,998	$474,387	$12,309,385	$10,653,101	$733,527	$11,386,628

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

        The following is a summary of activity in the allowance for loan losses on covered loans:

	For the year ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$67,389	$—
Provision for losses	43,646	76,218
Charge-offs	(325)	(414)
Reduction in allowance due to loan removals	(46,145)	(8,415)

Balance, end of period	$64,565	$67,389

        The allowance for loan losses on covered loans was $64.6 million and $67.4 million as of December 31, 2011 and 2010, respectively. The Company recorded provision expense of $43.6 million and $76.2 million on covered loans in 2011 and 2010, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

        Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At December 31, 2011 and 2010, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million and $2.6 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of December 31, 2011 and 2010, respectively.

        At December 31, 2011, covered loans that were 30 to 89 days delinquent totaled $49.1 million and covered loans that were 90 days or more past due on accrual status totaled $330.2 million. At December 31, 2010, covered loans that were 30 to 89 days delinquent totaled $99.5 million and covered loans that were 90 days or more past due on accrual status totaled $399.0 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Real Estate Owned

        The following table provides a summary of OREO activity for 2011 and 2010:

	2011			2010
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$57,317	$120,866	$178,183	$53,308	$60,558	$113,866
Additions	18,486	102,541	121,027	59,382	124,737	184,119
Sales	(40,413)	(83,414)	(123,827)	(34,645)	(39,437)	(74,082)
Valuation adjustments	(4,600)	(41,443)	(46,043)	(20,728)	(24,992)	(45,720)

Balance, end of year	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183

        At December 31, 2011, OREO was $129.3 million and included $98.6 million of covered OREO. At December 31, 2010, OREO was $178.2 million and included $120.9 million of covered OREO. The balance of OREO at December 31, 2011 and 2010 is net of valuation allowances of $37.4 million and $5.5 million, respectively.

        Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income. Under the loss-sharing agreements, 80 percent of eligible covered OREO expenses and valuation write-downs are reimbursable to the Company from the FDIC. The portion of these expenses that is reimbursable is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Note 9. Premises and Equipment

        The following is a summary of the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2011
Premises, including land of $3,511	$153,578	$97,906	$55,672	Up to 39 years
Furniture, fixtures and equipment	183,186	146,762	36,424	3 to 10 years
Software	119,767	68,222	51,545	5 years

Total	$456,531	$312,890	$143,641

December 31, 2010
Premises, including land of $3,511	$143,658	$89,931	$53,727	Up to 39 years
Furniture, fixtures and equipment	171,642	137,798	33,844	3 to 10 years
Software	99,749	58,894	40,855	5 years

Total	$415,049	$286,623	$128,426

        Depreciation and amortization expense was $27.6 million, $25.8 million and $26.2 million in 2011, 2010 and 2009, respectively. Net rental payments on operating leases included in Net occupancy of premises in the consolidated statements of income were $45.4 million, $46.5 million and $43.2 million in 2011, 2010 and 2009, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Premises and Equipment (Continued)

        The future net minimum rental commitments were as follows at December 31, 2011:

(in thousands)	Net Minimum Rental Commitments
2012	$37,466
2013	35,064
2014	33,272
2015	32,012
2016	27,855
Thereafter	73,801

$239,470

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The allowance thus created is being accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2011, the Company is contractually entitled to receive minimum future rentals of $5.2 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 10. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of the Company's goodwill for the years ended December 31, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2011	2010
Balance, beginning of period	$486,070	$479,982
Acquired goodwill	333	6,088
Other adjustments	(20)	—

Balance, end of period	$486,383	$486,070

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets (Continued)

        The following table presents the gross carrying amounts and accumulated amortization for the Company's other intangible assets:

	December 31, 2011			December 31, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-relationship intangibles:
Core deposit intangibles	$27,710	$(20,121)	$7,589	$26,667	$(15,067)	$11,600
Client advisory contracts	45,396	(18,594)	26,802	44,906	(16,129)	28,777
Other client service contracts	2,187	(208)	1,979	2,187	—	2,187

Total	$75,293	$(38,923)	$36,370	$73,760	$(31,196)	$42,564

        In 2011, the Company recorded $0.3 million of goodwill and $0.1 million of core deposit intangibles related to its acquisition of a branch in San Jose, California, and $0.9 million of core deposit intangibles related to its acquisition of NCB. Refer to Note 3, Business Combinations, for further discussion of the acquisitions.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2011, the estimated aggregate amortization of intangibles for the years 2012 through 2016 is $6.4 million, $5.9 million, $4.1 million, $3.3 million and $2.9 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill for impairment during the fourth quarter of 2011. The goodwill assessment was performed at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. An assessment of qualitative factors was completed to determine whether it was "more likely than not" that the fair value of the reporting units was less than their carrying amounts at the assessment date. The qualitative factors considered included trends in the financial markets and financial services industry, the Company's competitive strengths relative to its peers, the Company's financial performance for 2011 and its prospects for future growth. Based upon the assessment performed, the Company's management concluded that goodwill was not impaired at December 31, 2011. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations. Such a charge, if any, would have no impact on tangible capital and would not affect the Company's "well-capitalized" designation.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets (Continued)

        Management completed an assessment of other intangible assets during the fourth quarter of 2011. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. The estimated undiscounted cash flows for core deposit and client contract intangibles exceeded their carrying amounts at December 31, 2011. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2011.

Note 11. Deposits and Borrowed Funds

        Total deposits were $20.39 billion at December 31, 2011, and were comprised of non-interest bearing deposits of $11.15 billion and interest-bearing deposits of $9.24 billion. In 2010, total deposits were $18.18 billion, and consisted of noninterest-bearing deposits of $8.46 billion and interest-bearing deposits of $9.72 billion.

        Total time deposits were $911.4 million and $1.22 billion at December 31, 2011 and 2010, respectively. The following table sets forth the maturity distribution of time deposits as of December 31, 2011:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Time deposits, $100,000 and over	$553.4	$37.3	$17.1	$24.3	$26.3	$1.2	$659.6
Other time deposits	222.1	16.9	5.1	3.9	3.6	0.2	251.8

Total time deposits	$775.5	$54.2	$22.2	$28.2	$29.9	$1.4	$911.4

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of December 31, 2011 and 2010 are provided below:

	December 31,
(in thousands) (1)	2011	2010
Short-term borrowings
Current portion of subordinated debt:
City National Bank—6.75% Subordinated Notes Due September 2011	$—	$152,824
Federal funds purchased	50,000	—
Other short-term borrowings	—	620

Total short-term borrowings	$50,000	$153,444

Long-term debt
Senior notes:
City National Corporation—5.125% Senior Notes Due February 2013	$215,848	$223,416
City National Corporation—5.25% Senior Notes Due September 2020	297,308	297,003
Subordinated debt:
City National Bank—9.00% Subordinated Notes Due July 2019 (2)	49,718	49,680
City National Bank—9.00% Subordinated Notes Due August 2019	74,858	74,839
City National Bank—Fixed and Floating Subordinated Notes due August 2019 (3)	54,895	54,882
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities Due November 2034 (4)	5,151	5,151

Total long-term debt	$697,778	$704,971

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

(4)
These floating rate securities pay interest of three-month LIBOR plus 1.965 percent and is reset quarterly. As of December 31, 2011, the interest rate was 2.46 percent.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        Details regarding federal funds purchased, securities sold under repurchase agreements and other short-term borrowings follow:

	2011			2010			2009
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$50,000	$3,145	0.07%	$—	$29,131	0.10%	$426,779	$214,672	0.16%
Securities sold under repurchase agreements	—	—	—	—	134,178	3.92	200,000	200,000	3.98
Other short-term borrowings	—	694	—	620	711	0.08	690	52,298	0.63

Total	$50,000	$3,839	0.06%	$620	$164,020	3.23%	$627,469	$466,970	1.85%

Maximum month-end balance
Federal funds purchased	$100,000			$99,394			$689,202
Securities sold under repurchase agreements	—			200,000			200,000
Other short-term borrowings	720			750			121,859

        The following table provides the maturity distribution of subordinated and long-term debt as of December 31, 2011:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Subordinated debt	$—	$—	$—	$—	$—	$179.5	$179.5
Long-term debt	—	215.8	—	—	—	302.5	518.3

Total borrowed funds	$—	$215.8	$—	$—	$—	$482.0	$697.8

        The Company has a remaining borrowing capacity of $3.86 billion as of December 31, 2011, secured by collateral, with the Federal Home Loan Bank of San Francisco, of which the Bank is a member.

Note 12. Shareholders' Equity

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. The Corporation did not repurchase any shares of common stock in 2011, 2010 and 2009 under the repurchase program. As of December 31, 2011, there were 1,140,400 shares that may yet be purchased under the January 24, 2008 buyback initiative. The Corporation received no shares in payment for the exercise price of stock options.

        The components of AOCI at December 31, 2011 and 2010 are as follows:

	December 31,
(in thousands)	2011	2010
Net unrealized gain on securities available-for-sale	$73,235	$36,386
Net unrealized gain on cash flow hedges	222	1,184
Pension liability adjustment	(1,085)	(717)

Total accumulated other comprehensive income	$72,372	$36,853

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        The components of total comprehensive income for the years ending December 31, 2011 and 2010 are as follows:

	For the year ended December 31,
(in thousands)	2011	2010	2009
Net income (1)	$174,099	$133,318	$53,506
Other comprehensive income:
Securities available for sale:
Net unrealized gain, net of taxes of $28,254, $34,592, and $41,336, and reclassification of $2,882, ($5,170), and ($668) included in net income	39,291	48,104	57,482
Non-credit related impairment loss, net of taxes of ($1,756), ($3,130), and ($7,181)	(2,442)	(4,352)	(9,987)
Net unrealized loss on cash flow hedges, net of taxes of $0, $3,134, and $1,706, and reclassification of $559, $4,956, and $6,996 included in net income	(962)	(3,187)	(2,658)
Pension liability adjustment	(368)	(663)	136

Total other comprehensive income	35,519	39,902	44,973

Total comprehensive income	$209,618	$173,220	$98,479

(1)
Net income excludes net income (loss) attributable to redeemable noncontrolling interest of $1,956, $1,779 and ($1,457) for the years ended December 31, 2011, 2010 and 2009, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets.

        The following table summarizes the Company's share repurchases for the three months ended December 31, 2011. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan for the year ended December 31, 2011.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 1, 2011 to October 31, 2011	537	$40.54
November 1, 2011 to November 30, 2011	—	—
December 1, 2011 to December 31, 2011	806	41.90

	1,343	41.36

        At December 31, 2011, the Corporation had 1.4 million shares of common stock reserved for issuance and 0.7 million shares of unvested restricted stock (excluding restricted stock units) granted to employees and directors under share-based compensation programs.

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

        During 2001, the Bank formed and funded CN Real Estate Investment Corporation ("CN"), a wholly-owned subsidiary of the Bank. CN sold Series A Preferred Stock to accredited investors in 2001 and Series B Preferred Stock in 2002. Outstanding Series A and Series B Preferred Stock are included in Noncontrolling interest in the consolidated balance sheets. Dividends of $0.6 million, $0.9 million and $0.9 million, which are included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid on both preferred stock issues in each of the years 2011, 2010 and 2009, respectively. The Company liquidated all outstanding shares of preferred stock held by noncontrolling interest owners in July 2011 and dissolved CN in September 2011.

        During 2002, the Bank converted its former registered investment company, a wholly-owned subsidiary of the Bank, to a real estate investment trust, CN Real Estate Investment Corporation II ("CNII"). During 2002 and 2003, CNII sold Series A Preferred Stock to accredited investors. Outstanding Series A Preferred Stock is included in Noncontrolling interest in the consolidated balance sheets. Dividends of $1.0 million, $1.3 million and $1.3 million, which are also included in Net income attributable to noncontrolling interest in the consolidated statements of income, were paid in each of the years 2011, 2010 and 2009, respectively. The Company redeemed all outstanding shares of preferred stock held by noncontrolling interest owners in August 2011 and dissolved CNII in October 2011.

        Historically, the majority of the funds for the payment of dividends by the Company have been obtained from the Bank. The Bank may pay dividends to the Corporation without prior regulatory consent subject to certain legal and regulatory limitations, and as long as the dividends do not exceed the Bank's net profits for the current and prior two years less previous dividends and capital distributions. Federal banking law also prohibits the Company from borrowing from the Bank on less than a fully secured basis. The Company had no borrowings from the Bank at either December 31, 2011 or December 31, 2010.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2011, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

2011, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2011
Total capital (to risk weighted assets)	$1,963.0	12.83%	$1,224.4	≥ 8.0%	$1,530.5	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,570.1	10.26%	612.2	≥ 4.0%	918.3	≥ 6.0%
Tier 1 capital (to average assets)	1,570.1	6.77%	927.5	≥ 4.0%	—	—
As of December 2010
Total capital (to risk weighted assets)	$1,820.7	13.28%	$1,097.0	≥ 8.0%	$1,371.2	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,441.8	10.52%	548.5	≥ 4.0%	822.7	≥ 6.0%
Tier 1 capital (to average assets)	1,441.8	6.74%	856.3	≥ 4.0%	—	—

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2011
Total capital (to risk weighted assets)	$2,228.3	14.68%	$1,214.0	≥ 8.0%	$1,517.6	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,856.3	12.23%	607.0	≥ 4.0%	910.5	≥ 6.0%
Tier 1 capital (to average assets)	1,856.3	8.07%	920.1	≥ 4.0%	1,150.1	≥ 5.0%
As of December 2010
Total capital (to risk weighted assets)	$2,103.7	15.50%	$1,085.9	≥ 8.0%	$1,357.3	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,751.8	12.91%	542.9	≥ 4.0%	814.4	≥ 6.0%
Tier 1 capital (to average assets)	1,751.8	8.28%	846.3	≥ 4.0%	1,057.9	≥ 5.0%

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings per Common Share

        The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted shares under share-based compensation plans that qualify as participating securities.

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Basic EPS:
Net income attributable to City National Corporation	$172,421	$131,177	$51,339
Less: Dividends and accretion on preferred stock	—	5,702	25,903

Net income available to common shareholders	$172,421	$125,475	$25,436
Less: Earnings allocated to participating securities	2,678	1,605	253

Earnings allocated to common shareholders	$169,743	$123,870	$25,183

Weighted average common shares outstanding	52,439	51,992	50,272

Basic earnings per common share	$3.24	$2.38	$0.50

Diluted EPS:
Earnings allocated to common shareholders (1)	$169,759	$123,882	$25,183

Weighted average common shares outstanding	52,439	51,992	50,272
Dilutive effect of equity awards	410	463	149

Weighted average diluted common shares outstanding	52,849	52,455	50,421

Diluted earnings per common share	$3.21	$2.36	$0.50

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 2.9 million average outstanding stock options that were antidilutive for 2011, compared to 1.9 million average outstanding stock options and a 0.3 million average outstanding common stock warrant for 2010 and 3.4 million average outstanding stock options and a 1.1 million average outstanding common stock warrant for 2009.

Note 15. Share-Based Compensation

        On December 31, 2011, the Company had one share-based compensation plan, the City National Corporation 2008 Omnibus Plan (the "Plan"), which was approved by the Company's shareholders on April 23, 2008. No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

$19.5 million, $16.7 million and $14.4 million for 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $8.1 million, $7.0 million and $6.0 million for 2011, 2010 and 2009, respectively. The Company received $5.1 million and $23.8 million in cash for the exercise of stock options during 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1.2 million and $4.7 million for 2011 and 2010, respectively.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units, performance units or stock appreciation rights had been made as of December 31, 2011. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee. The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards generally vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises. All unexercised options expire 10 years from the grant date. At December 31, 2011, there were approximately 1.4 million shares available for future grants.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	December 31,
	2011	2010	2009
Weighted-average volatility	30.90%	31.41%	31.42%
Dividend yield	1.67%	0.73%	3.33%
Expected term (in years)	6.11	6.10	6.11
Risk-free interest rate	2.86%	2.91%	2.84%

        Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2011, 2010 and 2009 were $17.55, $16.82 and $6.90, respectively. The total intrinsic values of options exercised during the years ended December 31, 2011, 2010 and 2009 were $2.8 million, $11.8 million and $0.9 million, respectively.

        A summary of option activity and related information for the years ended December 31, 2011, 2010 and 2009 is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2011	4,650	$51.38
Granted	581	59.46
Exercised	(138)	36.80
Forfeited or expired	(103)	56.96

Outstanding at December 31, 2011	4,990	$52.61	$262,526	5.20

Exercisable at December 31, 2011	3,349	$55.62	$186,279	3.79

(1)
Includes in-the-money options only.

	2010		2009
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,862	$49.64	4,029	$55.28
Granted	591	50.34	1,133	27.42
Exercised	(645)	36.85	(77)	29.13
Forfeited or expired	(158)	53.30	(223)	45.61

Outstanding at December 31	4,650	$51.38	4,862	$49.64

Exercisable	2,897	$57.10	3,001	$54.39

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        A summary of changes in unvested option and related information for the year ended December 31, 2011 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2011	1,753	$11.62
Granted	581	17.55
Vested	(656)	11.88
Forfeited	(37)	13.36

Unvested at December 31, 2011	1,641	$13.57

        The number of options vested during the year ended December 31, 2011, 2010 and 2009 was 656,461, 603,051 and 464,637, respectively. The total fair value of options vested during 2011, 2010 and 2009 was $7.8 million, $7.4 million and $7.4 million respectively. As of December 31, 2011, there was $13.8 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

        The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the year ended December 31, 2011 is presented below:

Restricted Stock (1)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2011	717	$45.04
Granted	336	60.56
Vested	(157)	49.26
Forfeited	(21)	50.31

Unvested at December 31, 2011	875	$50.12

(1)
Includes restricted stock units.

        Restricted stock is valued at the closing price of the Company's stock on the date of award. The weighted-average grant-date fair values of restricted stock granted during the years ended December 31, 2011, 2010 and 2009 were $60.56, $50.75 and $27.81, respectively. The number of restricted shares vested during 2011, 2010 and 2009 was 157,245, 115,764 and 103,418. The total fair value of restricted stock vested during 2011, 2010 and 2009 was $7.7 million, $7.7 million and $7.2 million, respectively. The compensation expense related to restricted stock for 2011 was $10.1 million compared with $8.4 million for 2010 and $7.3 million for 2009. As of December 31, 2011, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $25.9 million. That cost is expected to be recognized over a weighted-average period of 3.5 years.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2011 and 2010. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	December 31, 2011			December 31, 2010
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps—fair value:
Certificates of deposit	$—	$—	$—	$10.0	$0.3	$—
Long-term and subordinated debt	207.4	9.8	—	355.9	19.8	—

Total fair value contracts	$207.4	$9.8	$—	$365.9	$20.1	$—

Total derivatives designated as hedging instruments	$207.4	$9.8	$—	$365.9	$20.1	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,482.1	$51.3	$52.5	$1,043.8	$25.7	$25.7
Interest-rate caps, floors and collars	267.1	0.3	0.3	84.5	0.5	0.5
Options purchased	2.0	0.1	0.1	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—

Total interest-rate contracts	$1,753.2	$51.7	$52.9	$1,132.3	$26.4	$26.4

Option contracts	$—	$0.7	$—	$—	$—	$—
Foreign exchange contracts:
Spot and forward contracts	$203.8	$2.1	$2.1	$78.2	$1.3	$1.0

Total derivatives not designated as
hedging instruments	$1,957.0	$54.5	$55.0	$1,210.5	$27.7	$27.4

(1)
Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

        As of December 31, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments (Continued)

at December 31, 2011. The positive fair value of the fair value hedges of $9.8 million is recorded in other assets. It includes a mark-to-market asset of $8.8 million and net interest receivable of $1.0 million. The balance of borrowings reported in the consolidated balance sheet includes an $8.8 million mark-to-market adjustment associated with interest-rate hedge transactions.

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

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2011 and 2010 is provided below:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivative Instruments Designated as Hedging Instruments		2011	2010	2009
Interest-rate swaps-fair value	Interest expense	$(14.1)	$(17.3)	$(15.5)
Interest-rate swaps-cash flow	Interest income	1.0	8.5	12.0

Total income		$15.1	$25.8	$27.5

        Fair value and cash flow interest-rate swaps increased net interest income by $15.1 million, $25.8 million and $27.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. Any ineffective portion of the changes of fair value of cash flow hedges is recognized immediately in Other noninterest income in the consolidated statements of income. There were no cash flow hedges outstanding during the year ended December 31, 2011. The $1.0 million of gain on cash flow hedges reclassified from AOCI to interest income for the year ended December 31, 2011 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur. Gains on cash flow hedges reclassified from AOCI to interest income totaled $8.5 million and $12.0 million for the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, the balance of deferred gain on terminated swaps reported in AOCI was $0.2 million. This balance will be amortized into interest income within the next 12 months. The balance of deferred gain reported in AOCI was $1.2 million at December 31, 2010.

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

with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2011, 2010 and 2009:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivatives Not Designated as Hedging Instruments		2011	2010	2009
Interest-rate contracts	Other noninterest income	$(1.1)	$(0.4)	$1.0
Option contracts	Other noninterest income	0.1	(0.1)	(0.5)
Foreign exchange contracts	International services income	24.1	21.3	19.3

Total income		$23.1	$20.8	$19.8

Credit Risk Exposure and Collateral

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company's credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company's debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2011 was $25.8 million. The Company delivered collateral valued at $17.4 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at December 31, 2011.

        The Company's interest-rate swaps had $5.3 million of credit risk exposure at December 31, 2011 and 2010, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $5.0 million and $9.7 million had been received from swap counterparties at December 31, 2011 and 2010, respectively. Additionally, the Company held $3.1 million of cash collateral received from a counterparty as of December 31, 2010. The Company delivered collateral valued at $20.5 million on swap agreements that did not have credit-risk-related contingent features at December 31, 2011.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2011
Federal	$80,707	$(26,635)	$54,072
State	31,792	(8,303)	23,489

Total	$112,499	$(34,938)	$77,561

2010
Federal	$12,381	$20,125	$32,506
State	(16,425)	9,974	(6,451)

Total	$(4,044)	$30,099	$26,055

2009
Federal	$(1,026)	$(4,841)	$(5,867)
State	3,423	558	3,981

Total	$2,397	$(4,283)	$(1,886)

        The Company recognized income tax expense of $77.6 million and $26.1 million in 2011 and 2010, respectively, and a tax benefit of $1.9 million in 2009. Income tax expense for 2010 included an income tax benefit for a $19 million tax litigation settlement with the California Franchise Tax Board, which was partially offset by expense of $4.3 million relating to revisions to correct certain deferred tax accounts. The effective tax rate for 2011 was equal to 30.6 percent of pretax income, compared to an effective tax rate of 16.2 percent of pretax income for 2010 and a tax benefit of 3.8 percent of pretax income for 2009.

        The Company had income taxes receivable of $40.3 million and $71.1 million at December 31, 2011 and 2010, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	December 31,
(in thousands)	2011	2010
Deferred tax assets:
Allowance for credit losses	$129,931	$44,758
Federal and state carryforwards	—	27,355
Accrued expenses	68,981	53,894
Nonaccrual interest income	16,766	8,532
Depreciation	—	3,975
Basis difference from OREO and loans	15,118	20,512
Unrealized losses on cash flow hedges	607	607
Share-based compensation	26,471	22,056
Basis difference in investments	12,179	20,536
Other	3,910	4,527

Total gross deferred tax assets	273,963	206,752
Deferred tax liabilities:
Core deposit and other intangibles	5,268	6,274
State income taxes	6,625	7,515
Depreciation	2,814	—
Deferred loan origination costs	6,728	7,073
Prepaid expenses	2,760	1,626
Unrealized gains on securities available-for-sale	53,308	26,808
Leasing activities	20,950	26,506
Basis difference in FHLB Stock	19,755	25,120
Other	226	432

Total gross deferred tax liabilities	118,434	101,354

Net deferred tax assets	$155,529	$105,398

        The tax benefit of deductible temporary differences and tax carry forwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carry forwards to be "more likely than not." To the extent the deferred tax asset is subsequently determined to be less than more likely than not to be realized, a valuation allowance is recorded. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2011, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.2	5.9	5.1
Tax exempt income	(4.0)	(6.3)	(19.7)
Affordable housing investments	(5.0)	(7.2)	(21.0)
FTB settlement and other adjustments	—	(9.5)	—
All other, net	(1.6)	(1.7)	(3.2)

Effective tax provision (benefit)	30.6%	16.2%	(3.8)%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax years 2011 and 2012. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer "more likely than not" to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2011, the Company does not have any tax positions which dropped below a "more likely than not" threshold.

        A reconciliation of unrecognized tax benefits for 2011 and 2010 is as follows:

	Year ended December 31,
(in thousands)	2011	2010
Balance, beginning of the year	$4,164	$7,505
Additions for tax positions of current year	443	612
Additions for tax positions of prior years	—	1,686
Reductions for tax positions of prior years	(273)	(194)
Settlements	(55)	(5,445)

Balance, end of the year	$4,279	$4,164

        As of December 31, 2011 and 2010, the total tax liabilities associated with unrecognized tax benefits that, if recognized would impact the effective tax rate, is $2.8 million and $2.7 million, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.4 million for 2011, compared to $0.4 million of benefit on interest and penalties in 2010 and $1.2 million of interest and penalties expense in 2009. The Company had approximately $3.2 million and $2.9 million of accrued interest and penalties as of December 31, 2011 and 2010, respectively. The Company does not expect a material change in the total amount of unrecognized tax benefits within the next twelve months.

Note 18. Retirement Plans

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to the participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $17.6 million, $13.0 million and $4.2 million for 2011, 2010 and 2009, respectively.

        The Company has a Supplemental Executive Retirement Plan ("SERP") for one of its executive officers. The SERP meets the definition of a pension plan under ASC Topic 960, Plan Accounting—Defined Benefit Pension Plans. At December 31, 2011, there was a $7.5 million unfunded pension liability related to the SERP. Expense was $0.9 million, $0.8 million and $0.7 million for 2011, 2010 and 2009, respectively.

        There is also a SERP covering three former executives of the Pacific Bank, which the Company acquired in 2000. As of December 31, 2011, there was an unfunded pension liability for this SERP of $2.3 million. Expense was $0.3 million, $0.1 million and $0.3 million for 2011, 2010 and 2009, respectively.

        The Company does not provide any other post-retirement employee benefits beyond the profit-sharing retirement plan and the SERPs.

Note 19. Commitments and Contingencies

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit; and to invest in affordable housing funds, private equity and other alternative investments. These instruments involve elements of credit, foreign exchange, and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

        Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, and will evaluate each client's creditworthiness on a case-by-case basis.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and Contingencies (Continued)

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had outstanding off-balance sheet loan commitments aggregating $5.67 billion and $4.52 billion at December 31, 2011 and 2010, respectively, compared to total outstanding loan balances of $13.79 billion and $13.24 billion, respectively.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $723.5 million outstanding in letters of credit at December 31, 2011, of which $708.9 million relate to standby letters of credit and $14.7 million relate to commercial letters of credit. In 2010, the Company had $603.8 million outstanding in letters of credit, comprised of $588.9 million in standby letters of credit and $14.9 million in commercial letters of credit.

        As of December 31, 2011, the Company had private equity fund and alternative investment commitments of $68.9 million of which $57.9 million was funded. As of December 31, 2010, the Company had private equity fund and alternative investment commitments of $65.9 million of which $52.3 million was funded. At December 31, 2011 and 2010, the Company had affordable housing fund commitments of $39.6 million and $23.3 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

        The Bank is party to a risk participation agreement with the agent bank on a swap agreement between the agent bank and a borrower. The Bank has a participation interest in the loan originated by the agent bank. Under the agreement, the Bank has assumed responsibility for its pro rata share of the exposure on the swap should the borrower fail to perform. The guarantee is recorded at its fair value of $0.3 million in Other liabilities on the consolidated balance sheets as of December 31, 2011.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        In 2011, the Company received unfavorable judgments through arbitration on two legal claims totaling $7.2 million. Approximately $5.3 million of these judgments are covered by the Company's insurance policies and was received in full by the Company in 2011. Net charges of $1.2 million and $0.7 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively.

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

involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $121.0 million and $99.7 million at December 31, 2011 and 2010, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $39.6 million at December 31, 2011. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        Of the affordable housing investments held as of December 31, 2011, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $2.2 million aggregate carrying value of these investments at December 31, 2011. There were no unfunded commitments for these affordable housing investments at December 31, 2011.

        The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $39.9 million and $37.5 million at December 31, 2011 and 2010, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 21. Noncontrolling Interest

        In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities ("Topic D-98"), the Company reports noncontrolling interest in its majority-owned affiliates as either a separate component of equity in Noncontrolling interest in the consolidated balance sheets or as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the "mezzanine" section.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Noncontrolling Interest (Continued)

        The Corporation's investment in each affiliate is governed by operating agreements and other arrangements which provide the Corporation certain rights, benefits and obligations. The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein. All majority-owned affiliates that have met the criteria for consolidation are included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Company applies the equity method of accounting for certain investments where it holds a noncontrolling interest. For equity method investments, the Company's portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

        As of December 31, 2011, affiliate noncontrolling owners held equity interests with an estimated fair value of $44.6 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

        Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

        The following is a summary of activity for redeemable noncontrolling interest for each of the periods presented:

	Year ended December 31,
(in thousands)	2011	2010	2009
Balance, beginning of year	$45,676	$51,381	$44,811
Net income (loss)	1,956	1,779	(1,457)
Distributions to redeemable noncontrolling interest	(2,061)	(2,105)	(2,196)
Additions and redemptions, net	(5,304)	(6,231)	8,192
Adjustments to fair value	5,003	852	2,031
Other	(627)	—	—

Balance, end of year	$44,643	$45,676	$51,381

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

        The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking and Core Branch Banking

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia.

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

        Selected financial information for each segment is presented in the following tables. Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services. The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment. The current year reflects any changes made in the process or methodology for allocations to the reportable segments. Prior period segment results have been revised to conform with current period presentation.

	For the year ended December 31, 2011
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$740,445	$2,113	$30,432	$772,990
Provision for credit losses on loans and leases, excluding covered loans	12,500	—	—	12,500
Provision for losses on covered loans	43,646	—	—	43,646
Noninterest income	222,279	162,238	(42,650)	341,867
Depreciation and amortization	14,656	5,205	15,462	35,323
Noninterest expense	683,962	147,161	(61,351)	769,772

Income before income taxes	207,960	11,985	33,671	253,616
Provision (benefit) for income taxes	87,344	4,212	(13,995)	77,561

Net income	120,616	7,773	47,666	176,055
Less: Net income attributable to noncontrolling interest	—	1,956	1,678	3,634

Net income attributable to City National Corporation	$120,616	$5,817	$45,988	$172,421

Selected Average Balances:
Loans and leases, excluding covered loans	$11,641,976	$—	$56,412	$11,698,388
Covered loans	1,699,182	—	—	1,699,182
Total assets	13,820,611	549,917	8,157,222	22,527,750
Deposits	18,862,701	64,919	378,083	19,305,703
Goodwill	324,872	161,630	—	486,502
Customer-relationship intangibles, net	11,713	27,715	—	39,428

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2010
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$702,794	$1,694	$25,837	$730,325
Provision for credit losses on loans and leases,
excluding covered loans	103,000	—	—	103,000
Provision for losses on covered loans	76,218	—	—	76,218
Noninterest income	277,883	155,724	(72,232)	361,375
Depreciation and amortization	13,764	6,507	14,610	34,881
Noninterest expense	629,692	145,175	(58,418)	716,449

Income (loss) before income taxes	158,003	5,736	(2,587)	161,152
Provision (benefit) for income taxes	66,361	1,662	(41,968)	26,055

Net income	91,642	4,074	39,381	135,097
Less: Net income attributable to noncontrolling interest	—	1,779	2,141	3,920

Net income attributable to City National Corporation	$91,642	$2,295	$37,240	$131,177

Selected Average Balances:
Loans and leases, excluding covered loans	$11,530,140	$50	$46,190	$11,576,380
Covered loans	1,940,316	—	—	1,940,316
Total assets	14,134,625	557,818	6,464,218	21,156,661
Deposits	17,289,288	47,450	531,654	17,868,392
Goodwill	319,376	161,642	—	481,018
Customer-relationship intangibles, net	12,563	30,608	—	43,171

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2009
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$623,033	$2,357	$(1,337)	$624,053
Provision for credit losses	285,000	—	—	285,000
Noninterest income	203,896	145,582	(57,281)	292,197
Depreciation and amortization	12,717	6,050	14,809	33,576
Noninterest expense	464,578	137,309	(54,376)	547,511

Income (loss) before income taxes	64,634	4,580	(19,051)	50,163
Provision (benefit) for income taxes	27,146	2,535	(31,567)	(1,886)

Net income	37,488	2,045	12,516	52,049
Less: Net income (loss) attributable to noncontrolling interest	—	(1,457)	2,167	710

Net income attributable to City National Corporation	$37,488	$3,502	$10,349	$51,339

Selected Average Balances:
Loans and leases, excluding covered loans	$12,258,766	$—	$37,853	$12,296,619
Covered loans	66,470	—	—	66,470
Total assets	12,502,890	575,546	4,633,059	17,711,495
Deposits	13,224,009	62,726	1,065,163	14,351,898
Goodwill	317,802	151,644	—	469,446
Customer-relationship intangibles, net	9,550	31,234	—	40,784

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2011	2010
Assets
Cash	$58,671	$19,588
Securities	76,723	77,235
Other assets	81,339	100,879
Investment in City National Bank	2,260,564	2,095,608
Investment in non-bank subsidiaries	198,486	202,782

Total assets	$2,675,783	$2,496,092

Liabilities
Long-term debt	$518,307	$525,569
Other liabilities	12,627	10,944

Total liabilities	530,934	536,513
Total shareholders' equity	2,144,849	1,959,579

Total liabilities and shareholders' equity	$2,675,783	$2,496,092

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2011	2010	2009
Income
Dividends from Bank and non-bank subsidiaries	$30,000	$—	$20,016
Interest and dividend income and other income	14,171	6,209	8,121
Impairment loss on securities	—	—	(10,912)
Gain (loss) on sale of securities	3,170	(509)	(7,632)

Total income	47,341	5,700	9,593

Expense
Interest on other borrowings	18,533	26,567	5,551
Other expenses	5,804	4,097	6,653

Total expenses	24,337	30,664	12,204

Income (loss) before taxes and equity in undistributed income of Bank and non-bank subsidiaries	23,004	(24,964)	(2,611)
Income tax benefit	(8,059)	(15,942)	(16,630)

Income (loss) before equity in undistributed income of Bank and non-bank subsidiaries	31,063	(9,022)	14,019
Equity in undistributed income of Bank and non-bank subsidiaries	141,358	139,486	36,066

Net income	$172,421	$130,464	$50,085
Less: Net loss attributable to noncontrolling interest	—	(713)	(1,254)

Net income attributable to City National Corporation	$172,421	$131,177	$51,339
Less: Dividends and accretion on preferred stock	—	5,702	25,903

Net income available to common shareholders	$172,421	$125,475	$25,436

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2011	2010	2009
Cash Flows From Operating Activities
Net income	$172,421	$130,464	$50,085
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(141,358)	(139,486)	(36,066)
Other, net	20,382	13,127	41,944

Net cash provided by operating activities	51,445	4,105	55,963

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(65,019)	(352,133)	(35,821)
Sales and paydowns of securities available-for-sale	77,779	304,694	67,442
Net advances to subsidiaries	—	(8,265)	(369,041)
Cash paid for acquisition	—	(6,140)	—
Other, net	11,036	2,520	(3,847)

Net cash provided by (used in) investing activities	23,796	(59,324)	(341,267)

Cash Flows For Financing Activities
Net (decrease) increase in other borrowings	(757)	50,000	230,796
Cash dividends	(42,489)	(24,012)	(48,338)
Redemption of preferred stock	—	(200,000)	(200,000)
Repurchase of common stock warrant	—	(18,500)	—
Issuance of common stock	—	—	119,929
Proceeds from exercise of stock options	5,089	23,764	2,236
Other, net	1,999	470	237

Net cash (used in) provided by financing activities	(36,158)	(168,278)	104,860

Net increase (decrease) in cash and cash equivalents	39,083	(223,497)	(180,444)
Cash and cash equivalents at beginning of year	19,588	243,085	423,529

Cash and cash equivalents at end of year	$58,671	$19,588	$243,085