Form 10-Q
period 2012-03-31
CITY NATIONAL CORP
filed 2012-05-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 53,300,468 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share amounts)	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$210,799	$168,376
Due from banks - interest-bearing	101,375	76,438
Federal funds sold	156,000	—
Securities available-for-sale - cost $6,699,181 and $7,445,999 at March 31, 2012 and December 31, 2011, respectively:
Securities pledged as collateral	38,817	37,861
Held in portfolio	6,799,893	7,534,040
Securities held-to-maturity - fair value $996,455 and $473,903 at March 31, 2012 and December 31, 2011, respectively	996,613	467,680
Trading securities	82,589	61,975
Loans and leases, excluding covered loans	12,747,902	12,309,385
Less: Allowance for loan and lease losses	266,077	262,557
Loans and leases, excluding covered loans, net	12,481,825	12,046,828
Covered loans, net of allowance for loan losses	1,335,685	1,417,289
Net loans and leases	13,817,510	13,464,117
Premises and equipment, net	143,238	143,641
Deferred tax asset	149,532	155,529
Goodwill	487,233	486,383
Customer-relationship intangibles, net	34,484	36,370
Affordable housing investments	143,916	121,039
Customers’ acceptance liability	1,343	1,702
Other real estate owned ($78,456 and $98,550 covered by FDIC loss share at March 31, 2012 and December 31, 2011, respectively)	107,530	129,340
FDIC indemnification asset	185,392	204,259
Other assets	582,225	577,541
Total assets	$24,038,489	$23,666,291
Liabilities
Demand deposits	$11,550,000	$11,146,627
Interest checking deposits	1,950,035	2,034,815
Money market deposits	5,946,064	5,954,886
Savings deposits	365,773	339,858
Time deposits-under $100,000	234,180	251,782
Time deposits-$100,000 and over	741,685	659,614
Total deposits	20,787,737	20,387,582
Short-term borrowings	222,776	50,000
Long-term debt	482,024	697,778
Reserve for off-balance sheet credit commitments	24,067	23,097
Acceptances outstanding	1,343	1,702
Other liabilities	277,541	316,640
Total liabilities	21,795,488	21,476,799
Redeemable noncontrolling interest	43,436	44,643
Commitments and contingencies
Shareholders’ Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at March 31, 2012 and December 31, 2011	53,886	53,886
Additional paid-in capital	489,717	489,200
Accumulated other comprehensive income	81,342	72,372
Retained earnings	1,644,861	1,611,969
Treasury shares, at cost - 1,225,218 and 1,386,705 shares at March 31, 2012 and December 31, 2011, respectively	(70,241)	(82,578)
Total shareholders’ equity	2,199,565	2,144,849
Total liabilities and shareholders’ equity	$24,038,489	$23,666,291

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2012	2011
Interest income
Loans and leases	$168,102	$162,939
Securities	45,387	37,420
Due from banks - interest-bearing	93	297
Federal funds sold and securities purchased under resale agreements	10	154
Total interest income	213,592	200,810
Interest expense
Deposits	4,033	10,190
Federal funds purchased and securities sold under repurchase agreements	31	—
Subordinated debt	4,061	4,648
Other long-term debt	4,754	4,682
Total interest expense	12,879	19,520
Net interest income	200,713	181,290
Provision for credit losses on loans and leases, excluding covered loans	—	—
Provision for losses on covered loans	7,466	19,116
Net interest income after provision	193,247	162,174
Noninterest income
Trust and investment fees	33,654	35,638
Brokerage and mutual fund fees	5,028	5,661
Cash management and deposit transaction charges	11,168	11,725
International services	8,785	8,316
FDIC loss sharing income, net	866	8,605
Gain on disposal of assets	2,191	2,424
Gain on sale of securities	449	130
Other	13,559	21,558
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(2,432)	(4,510)
Less: Portion of loss recognized in other comprehensive income	2,432	4,346
Net impairment loss recognized in earnings	—	(164)
Total noninterest income	75,700	93,893
Noninterest expense
Salaries and employee benefits	120,245	111,012
Net occupancy of premises	13,686	13,346
Legal and professional fees	11,880	10,077
Information services	8,149	7,497
Depreciation and amortization	7,428	6,748
Amortization of intangibles	1,886	2,168
Marketing and advertising	6,816	6,518
Office services and equipment	3,948	4,606
Other real estate owned	12,094	14,489
FDIC assessments	4,479	9,806
Other operating	10,109	11,130
Total noninterest expense	200,720	197,397
Income before income taxes	68,227	58,670
Income taxes	21,719	17,886
Net income	$46,508	$40,784
Less: Net income attributable to noncontrolling interest	243	1,092
Net income attributable to City National Corporation	$46,265	$39,692
Net income per share, basic	$0.86	$0.75
Net income per share, diluted	$0.86	$0.74
Shares used to compute net income per share, basic	52,741	52,320
Shares used to compute net income per share, diluted	53,021	52,894
Dividends per share	$0.25	$0.20

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2012	2011
Net income	$46,508	$40,784
Other comprehensive income (loss), net of tax:
Securities available for sale:
Net unrealized gain (loss), net of taxes of $6,882 and ($5,167)	9,570	(7,185)
Reclassification adjustment for net gains included in net income, net of taxes of $165 and $37	(229)	(51)
Non-credit related impairment loss, net of taxes of ($1,017) and ($1,818)	(1,414)	(2,528)
Net change on cash flow hedges (1)	(42)	(586)
Pension liability adjustment	1,085	32
Total other comprehensive income (loss)	8,970	(10,318)
Comprehensive income	$55,478	$30,466
Less: Comprehensive income attributable to noncontrolling interest	243	1,092
Comprehensive income attributable to City National Corporation	$55,235	$29,374

(1)  See Note 12 for additional information on other comprehensive income related to cash flow hedges.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$46,508	$40,784
Adjustments to net income:
Provision for losses on covered loans	7,466	19,116
Amortization of intangibles	1,886	2,168
Depreciation and amortization	7,428	6,748
Share-based employee compensation expense	4,706	4,678
Deferred income tax benefit	297	(811)
Gain on disposal of assets	(2,191)	(2,424)
Gain on sale of securities	(449)	(130)
Impairment loss on securities	—	164
Other, net	(2,430)	(12,700)
Net change in:
Trading securities	(20,559)	174,171
Other assets and other liabilities, net	(41,395)	35,560

Net cash provided by operating activities	1,267	267,324

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(629,049)	(598,336)
Sales of securities available-for-sale	5,173	6,094
Maturities and paydowns of securities available-for-sale	1,362,442	436,519
Purchase of securities held-to-maturity	(530,159)	—
Maturities and paydowns of securities held-to-maturity	1,005	—
Loan originations, net of principal collections	(346,887)	199,409
Net payments for premises and equipment	(7,025)	(9,567)
Net cash (paid) acquired in acquisitions	(850)	7,922
Other investing activities, net	20,592	16,624

Net cash (used in) provided by investing activities	(124,758)	58,665

Cash Flows From Financing Activities
Net increase in deposits	400,155	292,671
Net decrease in federal funds purchased and securities sold under repurchase agreements	(40,000)	—
Net (decrease) increase in short-term borrowings, net of transfers from long-term debt	(1,500)	70
Proceeds from exercise of stock options	2,000	4,015
Tax benefit from exercise of stock options	770	920
Cash dividends paid	(13,302)	(10,576)
Other financing activities, net	(1,272)	(609)

Net cash provided by financing activities	346,851	286,491

Net increase in cash and cash equivalents	223,360	612,480
Cash and cash equivalents at beginning of year	244,814	434,689

Cash and cash equivalents at end of period	$468,174	$1,047,169

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,386	$32,666
Income taxes	27,163	2

Non-cash investing activities:
Transfer of loans to other real estate owned	$8,292	$34,139
Transfer of SERP liability to equity	8,348	—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	City National Corporation Shareholders’ Equity
				Accumulated
	Common		Additional	other			Non-
	shares	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2011	53,885,886	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Net income (1)	—	—	—	—	39,692	—	534	40,226
Other comprehensive loss, net of tax	—	—	—	(10,318)	—	—	—	(10,318)
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	(534)	(534)
Issuance of shares under share-based compensation plans	—	—	(11,820)	—	—	14,111	—	2,291
Share-based employee compensation expense	—	—	4,629	—	—	—	—	4,629
Tax benefit from share-based compensation plans	—	—	1,037	—	—	—	—	1,037
Common stock dividends	—	—	—	—	(10,576)	—	—	(10,576)
Net change in deferred compensation plans	—	—	26	—	—	—	—	26
Change in redeemable noncontrolling interest	—	—	(822)	—	—	—	—	(822)
Other	—	—	—	—	—	—	(50)	(50)
Balance, March 31, 2011	53,885,886	$53,886	$480,918	$26,535	$1,511,153	$(86,954)	$25,089	$2,010,627

Balance, January 1, 2012	53,885,886	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$—	$2,144,849
Net income (1)	—	—	—	—	46,265	—	—	46,265
Other comprehensive income, net of tax	—	—	—	8,970	—	—	—	8,970
Issuance of shares under share-based compensation plans	—	—	(12,175)	—	—	12,337	—	162
Share-based employee compensation expense	—	—	4,549	—	—	—	—	4,549
Tax expense from share-based compensation plans	—	—	(136)	—	—	—	—	(136)
Common stock dividends	—	—	—	—	(13,373)	—	—	(13,373)
Net change in deferred compensation plans	—	—	42	—	—	—	—	42
Change in redeemable noncontrolling interest	—	—	(111)	—	—	—	—	(111)
Other (2)	—	—	8,348	—	—	—	—	8,348
Balance, March 31, 2012	53,885,886	$53,886	$489,717	$81,342	$1,644,861	$(70,241)	$—	$2,199,565

(1)

Net income excludes net income attributable to redeemable noncontrolling interest of $243 and $558 for the three-month periods ended March 31, 2012 and 2011, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)	Conversion of pension liability to equity due to SERP amendment. See Note 14 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 79 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of March 31, 2012, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation (“FDIC”) indemnification assets, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

Note 1. Summary of Significant Accounting Policies (Continued)

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses. The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results for the 2012 interim period are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2011 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2012. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2012.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

During the three months ended March 31, 2012, the following accounting pronouncements applicable to the Company were issued or became effective:

•              In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, provides the criteria for determining whether a transfer of financial assets under a repurchase agreement is accounted for as a secured borrowing or as a sale. In a typical repurchase transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Under the guidance, an entity that maintains effective control over transferred assets must account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. Adoption of ASU 2011-03 on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

•              In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement, and provides a model for measuring the fair value of an instrument classified in shareholders’ equity. ASU 2011-04 requires entities to make an accounting policy election regarding fair value measurements of financial assets and liabilities, such as derivatives, for which the exposure to market or counterparty credit risks is managed on a net or portfolio basis. The Company elected to continue measuring derivative instruments that are subject to master netting agreements on the net risk exposure at the measurement date.

Note 1. Summary of Significant Accounting Policies (Continued)

The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments. The Company adopted ASU 2011-04 for first quarter 2012 reporting. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•                  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers the provision of ASU 2011-05 that would have required entities to present reclassification adjustments out of accumulated other comprehensive income (“AOCI”) by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 and ASU 2011-12 became effective for the Company for first quarter 2012 reporting. The Company elected to report components of comprehensive income in two separate but consecutive statements. The new guidances were applied retrospectively for all periods presented.

Note 2. Business Combinations

Nevada Commerce Bank

On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank (“NCB”), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank acquired most of NCB’s assets, including loans and other real estate owned (“OREO”) with a fair value of $56.4 million and $7.5 million, respectively, and assumed deposits with a fair value of $118.4 million. The Bank received approximately $2.7 million in cash from the FDIC at acquisition and recognized a gain of $8.2 million on the acquisition of NCB in the second quarter of 2011.

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

San Jose, California Branch

On February 11, 2011, the Company purchased a branch banking office in San Jose, California from another financial institution. The Company acquired approximately $8.4 million in deposits, and recorded goodwill and core deposit intangibles of $0.3 million and $0.1 million, respectively.

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$19,202	$19,202	$—	$—
Federal agency - Debt	1,051,348	—	1,051,348	—
Federal agency - MBS	720,590	—	720,590	—
CMOs - Federal agency	4,400,318	—	4,400,318	—
CMOs - Non-agency	68,587	—	68,587	—
State and municipal	395,723	—	395,723	—
Other debt securities	181,792	—	162,783	19,009
Equity securities and mutual funds	1,150	1,150	—	—
Trading securities	82,589	80,527	2,062	—
Mark-to-market derivatives (1)	57,891	3,239	54,652	—
Total assets at fair value	$6,979,190	$104,118	$6,856,063	$19,009

Liabilities
Mark-to-market derivatives (2)	$49,384	$1,574	$47,810	$—
Other liabilities	290	—	290	—
Total liabilities at fair value	$49,674	$1,574	$48,100	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$1,878	$—	$—	$1,878
Commercial real estate mortgages	3,170	—	3,170	—
Residential mortgages	5,988	—	5,525	463
Real estate construction	14,300	—	7,500	6,800
Equity lines of credit	904	—	—	904
Installment	550	—	550	—
Other real estate owned (5)	27,347	—	23,269	4,078
Private equity and alternative investments	258	—	—	258
Total assets at fair value	$54,395	$—	$40,014	$14,381

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Includes lease financing.
(5)	Other real estate owned balance of $107.5 million in the consolidated balance sheets includes $78.5 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$19,182	$19,182	$—	$—
Federal agency - Debt	1,973,862	—	1,973,862	—
Federal agency - MBS	681,044	—	681,044	—
CMOs - Federal agency	4,326,907	—	4,326,907	—
CMOs - Non-agency	69,001	—	69,001	—
State and municipal	401,604	—	401,604	—
Other debt securities	99,074	—	79,491	19,583
Equity securities and mutual funds	1,227	1,227	—	—
Trading securities	61,975	61,922	53	—
Mark-to-market derivatives (1)	62,230	2,552	59,678	—
Total assets at fair value	$7,696,106	$84,883	$7,591,640	$19,583

Liabilities
Mark-to-market derivatives (2)	$52,881	$1,542	$51,339	$—
Other liabilities	263	—	263	—
Total liabilities at fair value	$53,144	$1,542	$51,602	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,484	$—	$—	$2,484
Commercial real estate mortgages	6,830	—	6,830	—
Residential mortgages	5,555	—	5,084	471
Real estate construction	18,528	—	9,680	8,848
Equity lines of credit	3,471	—	2,588	883
Installment	675	—	675	—
Collateral dependent impaired covered loans (3):
Commercial	422	—	—	422
Other real estate owned (5)	66,837	—	56,898	9,939
Private equity and alternative investments	6,558	—	—	6,558
Total assets at fair value	$111,360	$—	$81,755	$29,605

(1)	Reported in Other assets in the consolidated balance sheets.
(2)	Reported in Other liabilities in the consolidated balance sheets.
(3)	Impaired loans for which fair value was calculated using the collateral valuation method.
(4)	Includes lease financing.
(5)	Other real estate owned balance of $129.3 million in the consolidated balance sheets includes $98.6 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

At March 31, 2012, $6.98 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $7.70 billion, or 33 percent, at December 31, 2011. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At March 31, 2012, $49.7 million of the Company’s total liabilities were recorded at fair value using Level 1 or Level 2 inputs, compared with $53.1 million at December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the first quarter of 2012. At March 31, 2012, $54.4 million, or approximately 0.2 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $111.4 million, or approximately 0.5 percent, at December 31, 2011. These assets were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. Level 3 assets measured at fair value on a recurring basis consist of collateralized debt obligation senior notes that are included in securities available-for-sale. These securities totaling $19.0 million at March 31, 2012 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag. The Company had no liabilities with fair value measurements categorized as Level 3 at March 31, 2012 or 2011.

The following table provides a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011. Unrealized gains and losses on securities available-for-sale are reported as a component of AOCI in the consolidated balance sheets.

Level 3 Assets Measured on a Recurring Basis

	March 31, 2012	March 31, 2011
(in thousands)	Securities Available- for-Sale	Securities Available- for-Sale
Balance, beginning of period	$19,583	$20,982
Total realized/unrealized gains (losses):
Included in other comprehensive income	964	1,690
Settlements	(1,562)	(1,707)
Other (1)	24	(53)
Balance, end of period	$19,009	$20,912

(1)	Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale.

There were no purchases, sales, or transfers in and/or out of Level 3 assets measured on a recurring basis during the three months ended March 31, 2012 and 2011. Paydowns of $1.6 million and $1.7 million were received on Level 3 assets measured on a recurring basis for the three months ended March 31, 2012 and 2011, respectively. There were no gains or losses for the three months ended March 31, 2012 and 2011 included in earnings that were attributable to the change in unrealized gains or losses relating to assets still held as of March 31, 2012 and 2011.

Note 3. Fair Value Measurements (Continued)

Nonrecurring Fair Value Measurements

Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain collateral dependent impaired loans, OREO for which fair value is not solely based on market observable inputs, and certain private equity and alternative investments. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis. Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and the likelihood that the capital invested would be recovered.

The table below provides information about valuation method, inputs and assumptions for nonrecurring Level 3 fair value measurements. The weight assigned to each input is based on the facts and circumstances that exist at the date of measurement.

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at March 31, 2012	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$10,045	Market	- Adjustments to external or internal appraised values - Probability weighting of broker price opinions - Management assumptions regarding market trends or other relevant factors

Other real estate owned	$4,078	Market	- Adjustments to external or internal appraised values
			- Probability weighting of broker price opinions
			- Management assumptions regarding market trends or other relevant factors

Private equity and alternative investments	$258	Cost Recovery	- Management’s assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

Market-based valuation methods use prices and other relevant information generated by market transactions involving identical or comparable assets. Under the cost recovery approach, fair value represents an estimate of the amount of an asset expected to be recovered. The Company only employs the cost recovery approach for assets that are not readily marketable and for which minimal market-based information exists.

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Collateral dependent impaired loans:
Commercial	$(368)	$(606)
Commercial real estate mortgages	(365)	7,114
Residential mortgages	(582)	(142)
Real estate construction	(6,472)	2,217
Equity lines of credit	54	36
Installment	(107)	(4,514)
Other real estate owned (1)	(8,465)	(9,122)
Private equity and alternative investments	(127)	—
Total net losses recognized	$(16,432)	$(5,017)

(1)

Net losses on OREO includes $7.6 million and $8.2 million of net losses related to covered OREO for the three months ended March 31, 2012 and 2011, respectively, a significant portion of which is reimbursable by the FDIC.

Note 3. Fair Value Measurements (Continued)

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of March 31, 2012 and December 31, 2011. The table also provides information on the level in the fair value hierarchy for inputs used in the fair value of financial assets and financial liabilities. Refer to Note 1, Summary of Significant Accounting Policies, in the Company’s 2011 Form 10-K for additional information on fair value measurements. Financial assets and financial liabilities for which carrying amount equals fair value are considered by the Company to be Level 1 in the fair value hierarchy. Additional detail on assets and liabilities that are categorized in multiple levels of the fair value hierarchy is provided in the above tables of this Note.

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

Securities available-for-sale, Securities held-to-maturity and Trading securities — For securities held as available-for-sale and held-to-maturity, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows may be used to determine an appropriate fair value. Fair values for trading securities are based on quoted market prices or dealer quotes. The fair value of trading securities for which quoted prices are not available is based on observable market inputs.

Loans and leases — Loans and leases, excluding covered loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the following table. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company’s assumptions concerning current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Company’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

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

Note 3. Fair Value Measurements (Continued)

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

Off-balance sheet commitments, which include commitments to extend credit, are excluded from the table below. A reasonable estimate of fair value for these instruments is the carrying amount of deferred fees and the reserve for any credit losses related to these off-balance sheet instruments. This estimate is not material to the Company’s financial position.

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(in millions)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	1	$210.8	$210.8	$168.4	$168.4
Due from banks - interest bearing	1	101.4	101.4	76.4	76.4
Federal funds sold	1	156.0	156.0	—	—
Securities available-for-sale	1,2,3	6,838.7	6,838.7	7,571.9	7,571.9
Securities held-to-maturity	2	996.6	996.5	467.7	473.9
Trading securities	1,2	82.6	82.6	62.0	62.0
Loans and leases, net of allowance	3	12,481.8	12,909.0	12,046.8	12,400.5
Covered loans, net of allowance	3	1,335.7	1,388.7	1,417.3	1,472.6
FDIC indemnification asset	3	185.4	163.0	204.3	184.3
Investment in FHLB and FRB stock	1	103.8	103.8	107.4	107.4
Derivative assets	1,2	57.9	57.9	62.2	62.2

Financial Liabilities:
Deposits	1,3	$20,787.7	$20,791.8	$20,387.6	$20,392.3
Federal funds purchased and securities sold under repurchase agreements	1	10.0	10.0	50.0	50.0
Other short-term borrowings	2	212.8	219.0	—	—
Long-term debt	2	482.0	505.6	697.8	718.7
Derivative liabilities	1,2	49.4	49.4	52.9	52.9
FDIC clawback liability	3	8.7	8.7	8.1	8.1

Note 4. Securities

At March 31, 2012, the Company had total securities of $7.92 billion, comprised of securities available-for-sale at fair value of $6.84 billion, securities held-to-maturity at amortized cost of $996.6 million and trading securities at fair value of $82.6 million. At December 31, 2011, the Company had total securities of $8.10 billion, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at March 31, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2012
Securities available-for-sale:
U.S. Treasury	$19,217	$8	$(23)	$19,202
Federal agency - Debt	1,046,035	5,348	(35)	1,051,348
Federal agency - MBS	690,183	30,580	(173)	720,590
CMOs - Federal agency	4,304,148	97,498	(1,328)	4,400,318
CMOs - Non-agency	74,737	809	(6,959)	68,587
State and municipal	378,541	17,379	(197)	395,723
Other debt securities	185,968	3,417	(7,593)	181,792
Total debt securities	6,698,829	155,039	(16,308)	6,837,560
Equity securities and mutual funds	352	798	—	1,150
Total securities available-for-sale	$6,699,181	$155,837	$(16,308)	$6,838,710

Securities held-to-maturity (1):
Federal agency - Debt	$104,268	$394	$(66)	$104,596
Federal agency - MBS	173,380	1,794	(427)	174,747
CMOs - Federal agency	590,931	2,496	(3,918)	589,509
State and municipal	128,034	1,431	(1,862)	127,603
Total securities held-to-maturity	$996,613	$6,115	$(6,273)	$996,455

December 31, 2011
Securities available-for-sale:
U.S. Treasury	$19,163	$24	$(5)	$19,182
Federal agency - Debt	1,967,928	6,230	(296)	1,973,862
Federal agency - MBS	650,091	31,040	(87)	681,044
CMOs - Federal agenc	4,239,205	89,926	(2,224)	4,326,907
CMOs - Non-agency	79,999	322	(11,320)	69,001
State and municipal	383,210	18,767	(373)	401,604
Other debt securities	106,051	1,896	(8,873)	99,074
Total debt securities	7,445,647	148,205	(23,178)	7,570,674
Equity securities and mutual funds	352	875	—	1,227
Total securities available-for-sale	$7,445,999	$149,080	$(23,178)	$7,571,901

Securities held-to-maturity (1):
Federal agency - Debt	$40,423	$780	$—	$41,203
Federal agency - MBS	75,231	1,632	—	76,863
CMOs - Federal agency	292,547	2,580	(195)	294,932
State and municipal	59,479	1,463	(37)	60,905
Total securities held-to-maturity	$467,680	$6,455	$(232)	$473,903

(1)	Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $5.2 million and $6.1 million for the three months ended March 31, 2012 and 2011, respectively. There were no sales of securities held-to-maturity during the three months ended March 31, 2012. The following table provides the gross realized gains and losses on the sales and calls of securities:

	For the three months ended
	March 31,
(in thousands)	2012	2011
Gross realized gains	$496	$160
Gross realized losses	(47)	(30)
Net realized gains	$449	$130

Interest income on securities (including trading securities) for the three months ended March 31, 2012 and 2011 is comprised of: (i) taxable interest income of $41.5 million and $34.3 million, respectively (ii) nontaxable interest income of $3.8 million and $2.9 million, respectively, and (iii) dividend income of $0.1 million and $0.2 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$10,013	$9,189	$—	$—	$19,202
Federal agency - Debt	847,374	203,974	—	—	1,051,348
Federal agency - MBS	14	447,143	273,433	—	720,590
CMOs - Federal agency	181,389	4,040,298	178,631	—	4,400,318
CMOs - Non-agency	8,286	33,100	27,201	—	68,587
State and municipal	53,996	209,947	80,836	50,944	395,723
Other	3,383	136,042	42,367	—	181,792
Total debt securities available-for-sale	$1,104,455	$5,079,693	$602,468	$50,944	$6,837,560

Amortized cost	$1,099,279	$4,965,611	$583,091	$50,848	$6,698,829

Securities held-to-maturity:
Federal agency - Debt	$10,950	$33,669	$—	$59,649	$104,268
Federal agency - MBS	—	—	173,380	—	173,380
CMOs - Federal agency	—	45,373	545,558	—	590,931
State and municipal	—	8,259	79,468	40,307	128,034
Total debt securities held-to-maturity at amortized cost	$10,950	$87,301	$798,406	$99,956	$996,613

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

Note 4. Securities (Continued)

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company determined through its impairment assessment process that none of the securities held had a credit loss impairment at March 31, 2012. Accordingly, there were no impairment losses recognized in earnings on securities available-for-sale for the three months ended March 31, 2012. The Company recognized an impairment loss of $0.2 million in earnings related to non-agency CMOs for the three months ended March 31, 2011. The Company recognized $2.4 million and $4.3 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at March 31, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three months ended March 31, 2012.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2012 and 2011. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold during the period. Cumulative impairment is further reduced for increases in expected cash flows.

	For the three months ended
	March 31,
(in thousands)	2012	2011
Balance, beginning of period	$17,531	$17,923
Subsequent credit-related impairment	—	164
Net increase in expected cash flows on securities for which OTTI was previously recognized	(162)	(537)
Balance, end of period	$17,369	$17,550

Non-Agency CMOs

The Company held $44.7 million of variable rate non-agency CMOs at March 31, 2012. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. The variable rate non-agency securities held include $10.8 million of securities that had non-credit-related impairment recognized in AOCI. There were no credit-related impairment losses recognized in earnings in the first quarter of 2012. The non-credit portion of other-than-temporary impairment for these securities at March 31, 2012 was recognized in AOCI, and is attributed to external market conditions, primarily the lack of liquidity in these securities, and increases in interest rates. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.2 million in the first quarter of 2011. The Company also holds $23.9 million in fixed rate non-agency CMOs at March 31, 2012, none of which have experienced any other-than-temporary impairment.

Note 4. Securities (Continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2012
Securities available-for-sale:
U.S. Treasury	$9,189	$23	$—	$—	$9,189	$23
Federal agency - Debt	45,807	35	—	—	45,807	35
Federal agency - MBS	44,771	173	—	—	44,771	173
CMOs - Federal agency	368,373	1,328	—	—	368,373	1,328
CMOs - Non-agency	9,795	16	34,099	6,943	43,894	6,959
State and municipal	4,795	64	2,010	133	6,805	197
Other debt securities	29,225	199	15,626	7,394	44,851	7,593
Total securities available-for-sale	$511,955	$1,838	$51,735	$14,470	$563,690	$16,308

Securities held-to-maturity:
Federal agency - Debt	$9,935	$66	$—	$—	$9,935	$66
Federal agency - MBS	76,985	427	—	—	76,985	427
CMOs - Federal agency	358,386	3,918	—	—	358,386	3,918
State and municipal	66,525	1,862	—	—	66,525	1,862
Total securities held-to-maturity	$511,831	$6,273	$—	$—	$511,831	$6,273

December 31, 2011
Securities available-for-sale:
U.S. Treasury	$4,145	$5	$—	$—	$4,145	$5
Federal agency - Debt	409,129	296	—	—	409,129	296
Federal agency - MBS	24,519	87	—	—	24,519	87
CMOs - Federal agency	744,737	2,224	—	—	744,737	2,224
CMOs - Non-agency	20,094	833	31,400	10,487	51,494	11,320
State and municipal	42,164	268	2,023	105	44,187	373
Other debt securities	34,153	508	14,718	8,365	48,871	8,873
Total securities available-for-sale	$1,278,941	$4,221	$48,141	$18,957	$1,327,082	$23,178

Securities held-to-maturity:
CMOs - Federal agency	$32,256	$195	$—	$—	$32,256	$195
State and municipal	5,784	37	—	—	5,784	37
Total securities held-to-maturity	$38,040	$232	$—	$—	$38,040	$232

At March 31, 2012, the Company had $563.7 million of securities available-for-sale in an unrealized loss position, consisting of $552.9 million of temporarily impaired securities and $10.8 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $511.8 million of securities held-to-maturity in an unrealized loss position. At March 31, 2012, the Company had 175 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 3 U.S. Treasury securities, 3 federal agency debt securities, 10 federal agency MBS, 36 federal agency CMOs, 10 non-agency CMOs, 109 state and municipal securities and 4 other debt securities.

Note 4. Securities (Continued)

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

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at March 31, 2012 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.3 million net unrealized loss at March 31, 2012, which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

At December 31, 2011, the Company had $1.33 billion of securities available-for-sale in an unrealized loss position consisting of $1.32 billion of temporarily impaired securities and $9.2 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $38.0 million of securities held-to-maturity in an unrealized loss position. At December 31, 2011, the Company had 90 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position included 2 U.S. Treasury securities, 12 federal agency debt securities, 3 federal agency MBS, 36 federal agency CMOs, 12 non-agency CMOs, 19 state and municipal securities and 6 other debt securities.

Note 5. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) totaled $103.8 million and $107.4 million at March 31, 2012 and December 31, 2011, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock and does not consider its investments to be impaired at March 31, 2012.

Note 5. Other Investments (Continued)

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $40.1 million at March 31, 2012 and $39.9 million at December 31, 2011. A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,
Fund Type	2012	2011
Private equity and venture capital	$23,271	$23,093
Real estate	10,551	10,541
Hedge	2,883	2,883
Other	3,378	3,402
Total	$40,083	$39,919

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $0.1 million on its investments during the three months ended March 31, 2012. No impairment losses were recognized on these investments during the three months ended March 31, 2011.

The table below provides information as of March 31, 2012 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (2)	$258	$—	None (1)	N/A

(1)	Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.
(2)	Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,
(in thousands)	2012	2011
Commercial	$5,175,396	$4,846,594
Commercial real estate mortgages	2,213,114	2,110,749
Residential mortgages	3,805,807	3,763,218
Real estate construction	313,409	315,609
Equity lines of credit	715,997	741,081
Installment	125,793	132,647
Lease financing	398,386	399,487
Loans and leases, excluding covered loans	12,747,902	12,309,385
Less: Allowance for loan and lease losses	(266,077)	(262,557)
Loans and leases, excluding covered loans, net	12,481,825	12,046,828

Covered loans	1,397,156	1,481,854
Less: Allowance for loan losses	(61,471)	(64,565)
Covered loans, net	1,335,685	1,417,289

Total loans and leases	$14,145,058	$13,791,239
Total loans and leases, net	$13,817,510	$13,464,117

The loan amounts above include unamortized fees, net of deferred costs, of $8.2 million and $7.5 million as of March 31, 2012 and December 31, 2011, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at March 31, 2012, California represented 82 percent of total loans outstanding and Nevada and New York represented 3 percent and 6 percent, respectively. The remaining 9 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company’s covered loan portfolio at March 31, 2012, the five states with the largest concentration were California (39 percent), Texas (11 percent), Nevada (7 percent), New York (5 percent) and Arizona (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.40 billion as of March 31, 2012 and $1.48 billion as of December 31, 2011. Covered loans, net of allowance for loan losses, were $1.34 billion at March 31, 2012 and $1.42 billion at December 31, 2011.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of covered loans:

	March 31,	December 31,
(in thousands)	2012	2011
Commercial	$22,395	$30,911
Commercial real estate mortgages	1,219,923	1,288,352
Residential mortgages	13,378	14,931
Real estate construction	135,065	140,992
Equity lines of credit	5,210	5,167
Installment	1,185	1,501
Covered loans	1,397,156	1,481,854
Less: Allowance for loan losses	(61,471)	(64,565)
Covered loans, net	$1,335,685	$1,417,289

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

As of NCB’s acquisition date in 2011, the estimates of the contractually required payments receivable for all acquired impaired covered loans of NCB were $107.4 million, the cash flows expected to be collected were $66.2 million, and the fair value of the acquired impaired loans was $55.3 million. The above amounts were determined based on the estimated performance over the remaining life of the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans included estimated credit losses.

Changes in the accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$436,374	$562,826
Accretion	(22,225)	(27,572)
Reclassifications to nonaccretable yield	(21,468)	(2,448)
Disposals and other	(16,213)	(11,248)
Balance, end of period	$376,468	$521,558

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $185.4 million at March 31, 2012 and $204.3 million at December 31, 2011.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company’s loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company’s ongoing credit review process. As conditions change, the Company’s level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. Management also establishes a qualitative reserve that considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations, trends in volumes and terms of loans; and economic trends in the broad market and in specific industries.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of activity in the allowance for loan and lease losses and the period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three months ended March 31, 2012 and 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended March 31, 2012

Allowance for loan and lease losses:
Beginning balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557
Provision for credit losses (2)	(4,161)	1,285	268	(1,355)	162	(438)	3,269	(970)
Charge-offs	(8,917)	(692)	(554)	(1,601)	(189)	(209)	—	(12,162)
Recoveries	14,200	26	60	1,705	35	626	—	16,652
Net (charge-offs) recoveries	5,283	(666)	(494)	104	(154)	417	—	4,490
Ending balance	$84,087	$46,586	$13,803	$22,096	$8,032	$1,938	$89,535	$266,077

Ending balance of allowance:
Individually evaluated for impairment	$3,335	$1,019	$331	$9,395	$38	$—	$—	$14,118
Collectively evaluated for impairment	80,752	45,567	13,472	12,701	7,994	1,938	89,535	251,959

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$5,573,782	$2,213,114	$3,805,807	$313,409	$715,997	$125,793	$—	$12,747,902
Individually evaluated for impairment	40,415	22,306	13,000	67,686	6,980	550	—	150,937
Collectively evaluated for impairment	5,533,367	2,190,808	3,792,807	245,723	709,017	125,243	—	12,596,965

Three months ended March 31, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	(4,853)	(11,209)	(2,611)	(7,957)	(27)	1,716	24,763	(178)
Charge-offs	(3,238)	(2,799)	(647)	(566)	(793)	(324)	—	(8,367)
Recoveries	1,301	9,011	32	4,392	36	122	—	14,894
Net (charge-offs) recoveries	(1,937)	6,212	(615)	3,826	(757)	(202)	—	6,527
Ending balance	$75,661	$47,519	$13,527	$36,693	$6,445	$5,445	$78,066	$263,356

Ending balance of allowance:
Individually evaluated for impairment	$2,291	$1,060	$384	$334	$72	$4,514	$—	$8,655
Collectively evaluated for impairment	73,370	46,459	13,143	36,359	6,373	931	78,066	254,701

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$4,468,177	$1,902,862	$3,603,058	$415,241	$733,567	$146,779	$—	$11,269,684
Individually evaluated for impairment	14,431	25,790	12,476	81,604	4,249	6,938	—	145,488
Collectively evaluated for impairment	4,453,746	1,877,072	3,590,582	333,637	729,318	139,841	—	11,124,196

(1)	Includes lease financing loans.
(2)

Provision for credit losses in the allowance rollforward for the three months ended March 31, 2012 includes total transfers from the reserve for off-balance sheet credit commitments of $1.0 million. Provision for credit losses for the three months ended March 31, 2011 includes total transfers to the reserve for off-balance sheet credit commitments of $0.2 million. There was no other provision for credit losses recognized for the three months ended March 31, 2012 and 2011.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$23,097	$21,529
Transfers from allowance for loan and lease losses	970	178
Balance, end of period	$24,067	21,707

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at March 31, 2012, December 31, 2011 and March 31, 2011 is provided in the following tables:

		Unpaid		For the three months ended March 31, 2012
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded:
Commercial	$27,822	$36,069	$—	$18,988	$—
Commercial real estate mortgages	14,008	19,022	—	16,938	69
Residential mortgages:
Fixed	2,666	3,194	—	3,080	—
Variable	6,567	7,240	—	5,128	—
Total residential mortgages	9,233	10,434	—	8,208	—
Real estate construction:
Construction	21,045	34,381	—	24,240	116
Land	24,090	27,340	—	26,541	—
Total real estate construction	45,135	61,721	—	50,781	116
Equity lines of credit	6,035	7,185	—	5,688	—
Installment:
Consumer	550	927	—	604	—
Total installment	550	927	—	604	—
Lease financing	—	—	—	14	—
Total with no related allowance	$102,783	$135,358	$—	$101,221	$185

With an allowance recorded:
Commercial	$12,593	$17,643	$3,335	$14,110	$—
Commercial real estate mortgages	8,298	8,715	1,019	9,555	—
Residential mortgages:
Fixed	2,341	2,367	287	1,428	—
Variable	1,426	1,476	44	1,438	—
Total residential mortgages	3,767	3,843	331	2,866	—
Real estate construction:
Land	22,551	34,312	9,395	20,968	—
Total real estate construction	22,551	34,312	9,395	20,968	—
Equity lines of credit	945	985	38	1,119	—
Total with an allowance	$48,154	$65,498	$14,118	$48,618	$—

Total impaired loans by type:
Commercial	$40,415	$53,712	$3,335	$33,098	$—
Commercial real estate mortgages	22,306	27,737	1,019	26,493	69
Residential mortgages	13,000	14,277	331	11,074	—
Real estate construction	67,686	96,033	9,395	71,749	116
Equity lines of credit	6,980	8,170	38	6,807	—
Installment	550	927	—	604	—
Lease financing	—	—	—	14	—
Total impaired loans	$150,937	$200,856	$14,118	$149,839	$185

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid
		Contractual
	Recorded	Principal	Related
(in thousands)	Investment	Balance (1)	Allowance
December 31, 2011
With no related allowance recorded:
Commercial	$10,153	$11,588	$—
Commercial real estate mortgages	19,867	23,983	—
Residential mortgages:
Fixed	3,493	4,035	—
Variable	3,689	4,000	—
Total residential mortgages	7,182	8,035	—
Real estate construction:
Construction	27,435	40,605	—
Land	28,991	32,335	—
Total real estate construction	56,426	72,940	—
Equity lines of credit	5,341	6,325	—
Installment:
Consumer	658	976	—
Total installment	658	976	—
Lease financing	28	5,225	—
Total with no related allowance	$99,655	$129,072	$—

With an allowance recorded:
Commercial	$15,627	$21,377	$7,135
Commercial real estate mortgages	10,811	11,215	1,551
Residential mortgages:
Fixed	515	535	40
Variable	1,449	1,476	68
Total residential mortgages	1,964	2,011	108
Real estate construction:
Land	19,385	29,381	4,377
Total real estate construction	19,385	29,381	4,377
Equity lines of credit	1,292	1,461	91
Total with an allowance	$49,079	$65,445	$13,262

Total impaired loans by type:
Commercial	$25,780	$32,965	$7,135
Commercial real estate mortgages	30,678	35,198	1,551
Residential mortgages	9,146	10,046	108
Real estate construction	75,811	102,321	4,377
Equity lines of credit	6,633	7,786	91
Installment	658	976	—
Lease financing	28	5,225	—
Total impaired loans	$148,734	$194,517	$13,262

(1)   The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended March 31, 2011
(in thousands)	Recorded Investment	Contractual Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded:
Commercial	$6,400	$15,721	$—	$6,848	$—
Commercial real estate mortgages	18,491	24,047	—	20,994	130
Residential mortgages:
Fixed	6,238	7,324	—	8,590	145
Variable	3,271	3,280	—	3,659	10
Total residential mortgages	9,509	10,604	—	12,249	155
Real estate construction:
Construction	49,258	83,788	—	62,518	230
Land	23,528	24,296	—	23,630	—
Total real estate construction	72,786	108,084	—	86,148	230
Equity lines of credit	3,292	3,830	—	3,149	—
Installment:
Commercial	—	—	—	569	—
Consumer	41	41	—	41	—
Total installment	41	41	—	610	—
Lease financing	1,108	6,243	—	554	99
Total with no related allowance	$111,627	$168,570	$—	$130,552	$614

With an allowance recorded:
Commercial	$6,923	$16,314	$2,291	$7,745	$—
Commercial real estate mortgages	7,299	8,386	1,060	13,219	—
Residential mortgages:
Fixed	1,553	1,549	103	1,060	—
Variable	1,414	1,508	281	1,424	—
Total residential mortgages	2,967	3,057	384	2,484	—
Real estate construction:
Construction	8,818	8,991	334	8,834	—
Total real estate construction	8,818	8,991	334	8,834	—
Equity lines of credit	957	963	72	1,412	3
Installment:
Commercial	6,897	7,417	4,514	3,448	—
Total installment	6,897	7,417	4,514	3,448	—
Total with an allowance	$33,861	$45,128	$8,655	$37,142	$3

Total impaired loans by type:
Commercial	$13,323	$32,035	$2,291	$14,593	$—
Commercial real estate mortgages	25,790	32,433	1,060	34,213	130
Residential mortgages	12,476	13,661	384	14,733	155
Real estate construction	81,604	117,075	334	94,982	230
Equity lines of credit	4,249	4,793	72	4,561	3
Installment	6,938	7,458	4,514	4,058	—
Lease financing	1,108	6,243	—	554	99
Total impaired loans	$145,488	$213,698	$8,655	$167,694	$617

(1)   The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Additional detail on the components of impaired loans, excluding covered loans, is provided below:

(in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans (1)	$104,441	$101,873
Troubled debt restructured loans on accrual	46,111	46,647
Deferred fees, accrued interest, and premiums and discounts, net	385	214
Total recorded investment in impaired loans, excluding covered loans	$150,937	$148,734

(1)	Impaired loans exclude $8.4 million and $10.2 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at March 31, 2011 and December 31, 2011, respectively.

Impaired loans at March 31, 2012 and December 31, 2011 included $46.1 million and $46.6 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended March 31, 2012:

	For the three months ended March 31, 2012
(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Commercial	5	$16,982	$16,903	$—
Residential mortgages:
Fixed	1	655	655	—
Real estate construction:
Construction	1	5,532	5,532	—
Total troubled debt restructured loans	7	$23,169	$23,090	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the three months ended March 31, 2012, that had been modified as a troubled debt restructuring during the 12 months prior to their default:

(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	1	$26	$10
Real estate construction:
Land	2	6,339	3,318
Total TDR loans that subsequently defaulted	3	$6,365	$3,328

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with pre-modification outstanding balances totaling $23.2 million were modified in troubled debt restructurings during the three months ended March 31, 2012. The concessions granted in the restructurings completed in 2012 largely consisted of interest rate concessions on commercial and construction loans. The unpaid principal balance of TDR loans was $88.1 million, before specific reserves of $4.5 million, at March 31, 2012 and $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the three months ended March 31, 2012, two land loans and one commercial loan that had been restructured within the preceding 12 months were not performing in accordance with their new terms. One land loan comprises the majority of the $6.4 million balance of restructured loans that subsequently defaulted. This loan went into technical default when the borrower failed to sell the collateral by the date specified in the restructuring agreement. All other TDR loans were performing in accordance with their restructured terms at March 31, 2012. As of March 31, 2012, there were no commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at March 31, 2012 and December 31, 2011 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2012
Commercial	$10,267	$980	$7	$19,584	$30,838	$5,144,558	$5,175,396
Commercial real estate mortgages	3,953	—	—	21,071	25,024	2,188,090	2,213,114
Residential mortgages:
Fixed	525	—	379	5,657	6,561	1,531,537	1,538,098
Variable	—	1,519	—	7,971	9,490	2,258,219	2,267,709
Total residential mortgages	525	1,519	379	13,628	16,051	3,789,756	3,805,807
Real estate construction:
Construction	—	—	—	15,453	15,453	206,184	221,637
Land	16,288	—	—	33,511	49,799	41,973	91,772
Total real estate construction	16,288	—	—	48,964	65,252	248,157	313,409
Equity lines of credit	248	74	268	8,831	9,421	706,576	715,997
Installment:
Commercial	—	—	—	—	—	489	489
Consumer	137	400	—	729	1,266	124,038	125,304
Total installment	137	400	—	729	1,266	124,527	125,793
Lease financing	—	—	—	—	—	398,386	398,386
Total	$31,418	$2,973	$654	$112,807	$147,852	$12,600,050	$12,747,902

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2011
Commercial	$6,817	$1,003	$—	$19,888	$27,708	$4,818,886	$4,846,594
Commercial real estate mortgages	5,838	—	—	21,948	27,786	2,082,963	2,110,749
Residential mortgages:
Fixed	662	525	379	5,572	7,138	1,574,658	1,581,796
Variable	—	2,983	—	4,199	7,182	2,174,240	2,181,422
Total residential mortgages	662	3,508	379	9,771	14,320	3,748,898	3,763,218
Real estate construction:
Construction	—	—	—	15,582	15,582	202,279	217,861
Land	—	—	—	35,294	35,294	62,454	97,748
Total real estate construction	—	—	—	50,876	50,876	264,733	315,609
Equity lines of credit	—	—	74	8,669	8,743	732,338	741,081
Installment:
Commercial	—	—	—	4	4	601	605
Consumer	150	—	—	870	1,020	131,022	132,042
Total installment	150	—	—	874	1,024	131,623	132,647
Lease financing	—	—	—	—	—	399,487	399,487
Total	$13,467	$4,511	$453	$112,026	$130,457	$12,178,928	$12,309,385

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of March 31, 2012 and December 31, 2011. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	March 31, 2012			December 31, 2011
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$5,068,902	$106,494	$5,175,396	$4,732,663	$113,931	$4,846,594
Commercial real estate mortgages	2,080,452	132,662	2,213,114	1,930,001	180,748	2,110,749
Residential mortgages:
Fixed	1,526,029	12,069	1,538,098	1,565,420	16,376	1,581,796
Variable	2,257,505	10,204	2,267,709	2,163,458	17,964	2,181,422
Total residential mortgages	3,783,534	22,273	3,805,807	3,728,878	34,340	3,763,218
Real estate construction:
Construction	165,761	55,876	221,637	147,916	69,945	217,861
Land	39,579	52,193	91,772	43,717	54,031	97,748
Total real estate construction	205,340	108,069	313,409	191,633	123,976	315,609
Equity lines of credit	700,363	15,634	715,997	724,045	17,036	741,081
Installment:
Commercial	489	—	489	601	4	605
Consumer	124,094	1,210	125,304	130,921	1,121	132,042
Total installment	124,583	1,210	125,793	131,522	1,125	132,647
Lease financing	395,497	2,889	398,386	396,256	3,231	399,487
Total	$12,358,671	$389,231	$12,747,902	$11,834,998	$474,387	$12,309,385

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$64,565	$67,389
Provision for losses	7,466	19,116
Reduction in allowance due to loan removals	(10,560)	(4,489)
Balance, end of period	$61,471	$82,016

The allowance for loan losses on covered loans was $61.5 million, $64.6 million and $82.0 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Company recorded provision expense of $7.5 million and $19.1 million on covered loans for the three months ended March 31, 2012 and 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At March 31, 2012 and December 31, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of March 31, 2012 and December 31, 2011.

At March 31, 2012, covered loans that were 30 to 89 days delinquent totaled $59.4 million and covered loans that were 90 days or more past due on accrual status totaled $265.2 million. At December 31, 2011, covered loans that were 30 to 89 days delinquent totaled $49.1 million and covered loans that were 90 days or more past due on accrual status totaled $330.2 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	2,217	6,075	8,292	6,562	27,577	34,139
Sales	(2,877)	(18,362)	(21,239)	(6,064)	(18,317)	(24,381)
Valuation adjustments	(1,056)	(7,807)	(8,863)	(1,473)	(8,304)	(9,777)
Balance, end of period	$29,074	$78,456	$107,530	$56,342	$121,822	$178,164

Note 7. Other Real Estate Owned (Continued)

At March 31, 2012, OREO was $107.5 million and included $78.5 million of covered OREO. At December 31, 2011, OREO was $129.3 million and included $98.6 million of covered OREO. The balance of OREO at March 31, 2012 and December 31, 2011 is net of valuation allowances of $36.4 million and $37.4 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of March 31, 2012 and December 31, 2011 are provided below:

	March 31,	December 31,
(in thousands) (1)	2012	2011
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$212,776	$—
Federal funds purchased	10,000	50,000
Total short-term borrowings	$222,776	$50,000

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$215,848
City National Corporation - 5.25% Senior Notes Due September 2020	297,385	297,308
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,727	49,718
City National Bank - 9.00% Subordinated Notes Due August 2019	74,862	74,858
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,899	54,895
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,151	5,151
Total long-term debt	$482,024	$697,778

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

(4)	These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of March 31, 2012, the interest rate was 2.46 percent.

Note 9. Shareholders’ Equity

The components of AOCI at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Net unrealized gain on securities available-for-sale	$81,162	$73,235
Net unrealized gain on cash flow hedges	180	222
Pension liability adjustment	—	(1,085)
Total accumulated other comprehensive income	$81,342	$72,372

The following table summarizes the Company’s share repurchases for the three months ended March 31, 2012. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended March 31, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 1, 2012 to January 31, 2012	148	$48.86
February 1, 2012 to February 29, 2012	25,029	47.69
March 1, 2012 to March 31, 2012	13,817	46.12
	38,994	47.14

At March 31, 2012, the Corporation had 1.1 million shares of common stock reserved for issuance and 0.6 million shares of unvested restricted stock (excluding restricted stock units) granted to employees and directors under share-based compensation programs.

Note 10. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted EPS. Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted stock and restricted stock units under a share-based compensation plan that qualify as participating securities.

Note 10. Earnings per Common Share (Continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Basic EPS:
Net income attributable to City National Corporation	$46,265	$39,692
Less: Earnings allocated to participating securities	738	578
Earnings allocated to common shareholders	$45,527	$39,114

Weighted average common shares outstanding	52,741	52,320

Basic earnings per common share	$0.86	$0.75

Diluted EPS:
Earnings allocated to common shareholders (1)	$45,530	$39,119

Weighted average common shares outstanding	52,741	52,320
Dilutive effect of equity awards	280	574
Weighted average diluted common shares outstanding	53,021	52,894

Diluted earnings per common share	$0.86	$0.74

(1)   Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 3.0 million and 1.7 million average outstanding stock options that were antidilutive for the three months ended March 31, 2012 and 2011, respectively.

Note 11. Share-Based Compensation

On March 31, 2012, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008. No new awards will be granted under predecessor plans. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $4.7 million for the three months ended March 31, 2012 and 2011. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.0 million for the three months ended March 31, 2012 and 2011. The Company received $2.0 million and $4.0 million in cash for the exercise of stock options during the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0.4 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

Note 11. Share-Based Compensation (Continued)

Plan Description

The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of March 31, 2012. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock awards granted under the Plan vest over a period of at least three years, as determined by the Compensation, Nominating and Governance Committee. The participant is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock awards issued under predecessor plans vest over five years. The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan) or a termination of service, which may include disability or death. Unvested options are forfeited upon termination of employment, except for those instances noted above, and the case of the retirement of a retirement-age employee for options granted prior to January 31, 2006. The Company generally issues treasury shares upon share option exercises. All unexercised options expire 10 years from the grant date. At March 31, 2012, there were approximately 1.1 million shares available for future grants.

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

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended March 31,
	2012	2011
Weighted-average volatility	30.58%	30.91%
Dividend yield	2.14%	1.46%
Expected term (in years)	6.11	6.04
Risk-free interest rate	1.44%	2.98%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three months ended March 31, 2012 and 2011 were $11.64 and $18.43, respectively. The total intrinsic values of options exercised during the three months ended March 31, 2012 and 2011 were $0.9 million and $2.3 million, respectively.

Note 11. Share-Based Compensation (Continued)

A summary of option activity and related information for the three months ended March 31, 2012 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2012	4,990	$52.61
Granted	603	46.66
Exercised	(59)	34.24
Forfeited or expired	(460)	50.83
Outstanding at March 31, 2012	5,074	$52.28	$265,246	5.96
Exercisable at March 31, 2012	3,443	$54.54	$187,779	4.62

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three months ended March 31, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2012	1,641	$13.57
Granted	603	11.64
Vested	(599)	12.22
Forfeited	(14)	13.43
Unvested at March 31, 2012	1,631	$13.35

The number of options vested during the three months ended March 31, 2012 and 2011 was 599,119 and 580,636, respectively. The total fair value of options vested during the three months ended March 31, 2012 and 2011 was $7.3 million and $6.8 million, respectively. As of March 31, 2012, there was $17.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

The Plan provides for granting of restricted shares of Company stock to employees. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The restricted stock is subject to forfeiture until the restrictions lapse or terminate. A summary of changes in restricted stock and related information for the three months ended March 31, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2012	875	$50.12
Granted	76	46.66
Vested	(170)	45.75
Forfeited	(5)	48.24
Unvested at March 31, 2012	776	$50.75

(1) Includes restricted stock units.

Note 11. Share-Based Compensation (Continued)

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair values of restricted stock granted during the three months ended March 31, 2012 and 2011 were $46.66 and $60.86, respectively. The number of restricted shares vested during the three months ended March 31, 2012 and 2011 was 169,568 and 134,636, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2012 and 2011 was $7.8 million and $6.2 million, respectively. The compensation expense related to restricted stock for the three months ended March 31, 2012 and 2011 was $2.5 million and $2.3 million, respectively. As of March 31, 2012, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $26.3 million. That cost is expected to be recognized over a weighted-average period of 3.5 years.

In February 2012, the Company amended the Plan to permit the grant of cash-settled restricted stock units. In general, twenty-five percent of the cash-settled restricted stock units vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The units are subject to forfeiture until the restrictions lapse or terminate. Upon vesting, the units are converted to cash based on the closing stock price at vesting date and distributed to plan participants. Plan participants are entitled to dividends, which vest and are paid at the same time as the underlying cash-settled restricted stock units. Dividends are subject to forfeiture in the same manner as the underlying cash-settled restricted stock units. A summary of changes in cash-settled restricted stock units for the three months ended March 31, 2012 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2012	—
Granted	99
Forfeited	(1)
Unvested at March 31, 2012	98

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. The compensation expense related to cash-settled restricted stock units for the three months ended March 31, 2012 was $0.1 million.

Note 12. Derivative Instruments

The following tables summarize the fair value and balance sheet classification of derivative instruments as of March 31, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	March 31, 2012			December 31, 2011
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Long-term and subordinated debt	205.9	8.1	—	207.4	9.8	—

Total derivatives designated as hedging instruments	$205.9	$8.1	$—	$207.4	$9.8	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,551.4	$48.6	$49.1	$1,482.1	$51.3	$52.5
Interest-rate caps, floors and collars	243.9	0.1	0.1	267.1	0.3	0.3
Options purchased	2.0	0.2	0.2	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$1,799.3	$48.9	$49.4	$1,753.2	$51.7	$52.9

Option contracts	$—	$0.2	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$277.7	$2.7	$2.2	$203.8	$2.1	$2.1
Options purchased	5.8	—	—	—	—	—
Options written	5.8	0.1	0.1	—	—	—
Total foreign exchange contracts	$289.3	$2.8	$2.3	$203.8	$2.1	$2.1

Total derivatives not designated as hedging instruments	$2,088.6	$51.9	$51.7	$1,957.0	$54.5	$55.0

(1)         Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of March 31, 2012, the Company had $205.9 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at March 31, 2012. The positive fair value of the fair value hedges of $8.1 million is recorded in other assets. It includes a mark-to-market asset of $7.1 million and net interest receivable of $1.0 million. The balance of borrowings reported in the consolidated balance sheet includes a $7.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

As of December 31, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges outstanding at December 31, 2011. The positive fair value of the fair value hedges of $9.8 million is recorded in other assets. It includes a mark-to-market asset of $8.8 million and net interest receivable of $1.0 million. The balance of deposits and borrowings reported in the consolidated balance sheet include a $8.8 million mark-to-market adjustment associated with interest-rate hedge transactions.

Note 12. Derivative Instruments (Continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three months ended March 31, 2012 and 2011 is provided below:

(in millions) Derivative Instruments Designated as	Location in Consolidated	For the three months ended March 31,
Hedging Instruments	Statements of Income	2012	2011
Interest-rate swaps-fair value	Interest expense	$(2.0)	$(4.2)
Interest-rate swaps-cash flow	Interest income	0.1	0.6
Total income		$2.1	$4.8

Fair value interest-rate swaps increased net interest income by $2.1 million and $4.8 million for the three months ended March 31, 2012 and 2011, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the three month periods ended March 31, 2012 and March 31, 2011. The $0.1 million and $0.6 million of gain on cash flow hedges reclassified from AOCI to interest income for the three months ended March 31, 2012 and 2011, respectively, represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. At March 31, 2012, the balance of deferred gain on terminated swaps reported in AOCI was $0.2 million. This balance will be amortized into interest income within the next 12 months.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2012 and 2011:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended March 31,
Hedging Instruments	Statements of Income	2012	2011
Interest-rate contracts	Other noninterest income	$0.7	$0.2
Option contracts	Other noninterest income	(0.6)	—
Foreign exchange contracts	International services income	5.8	5.4
Total income		$5.9	$5.6

Note 12. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2012 was $24.6 million. The Company delivered collateral valued at $20.0 million on swap agreements that had credit-risk contingent features and were in a net liability position at March 31, 2012.

The Company’s interest-rate swaps had $4.0 million and $5.3 million of credit risk exposure at March 31, 2012 and December 31, 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $4.8 million and $5.0 million had been received from swap counterparties at March 31, 2012 and December 31, 2011, respectively. The Company delivered collateral valued at $18.8 million on swap agreements that did not have credit-risk contingent features at March 31, 2012.

Note 13. Income Taxes

The Company recognized income tax expense of $21.7 million and $17.9 million for the three months ended March 31, 2012 and 2011, respectively.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The Company had approximately $3.2 million of accrued interest and penalties as of March 31, 2012 and December 31, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the quarter ended March 31, 2012.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.7 million and $4.5 million for the three months ended March 31, 2012 and 2011, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and was $0.1 million for the three months ended March 31, 2012 and 2011.

Other Plans

The Company administers a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers. On March 14, 2012, the SERP was amended. In exchange for cancellation of the executive officer’s rights to receive supplemental retirement benefits under the SERP, the executive officer would receive fully vested interests in a deferred compensation stock fund under the amended plan. The present value of the accumulated SERP benefit under the amended plan at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income for the three months ended March 31, 2012. The Company recognized total expense related to this SERP of $1.9 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively.

The Company also has a SERP covering three former executives of Pacific Bank, which the Company acquired in 2000. As of March 31, 2012, there was an unfunded pension liability for this SERP of $2.3 million. Expense for the three months ended March 31, 2012 and 2011 was insignificant.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

In 2011, the Company received unfavorable judgments through arbitration on two legal claims totaling $7.2 million. Approximately $5.3 million of these judgments was covered by the Company’s insurance policies and was received in full by the Company in 2011. Prior to finalizing these amounts in the second quarter of 2011, the Company had recognized estimated net charges of $1.4 million in Other operating expense in the noninterest expense section of the consolidated statements of income for the three months ended March 31, 2011.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $143.9 million and $121.0 million at March 31, 2012 and December 31, 2011, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $54.7 million at March 31, 2012. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of March 31, 2012, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $2.0 million aggregate carrying value of these investments at March 31, 2012. There were no unfunded commitments for these affordable housing investments at March 31, 2012.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $40.1 million and $39.9 million at March 31, 2012 and December 31, 2011, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

The Bank previously had two real estate investment trust subsidiaries that had issued preferred stock to third-party investors. The ownership interests of third-party investors were included in Noncontrolling interest in the equity section of the consolidated balance sheets. In July and August 2011, the Company liquidated or redeemed all outstanding shares of preferred stock held by noncontrolling interest owners.

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

Note 17. Noncontrolling Interest (Continued)

The Corporation’s investment in each affiliate is governed by operating agreements and other arrangements which provide the Corporation certain rights, benefits and obligations. The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein. All majority-owned affiliates that have met the criteria for consolidation are included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Company applies the equity method of accounting for certain investments where it holds a noncontrolling interest. For equity method investments, the Company’s portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

As of March 31, 2012, affiliate noncontrolling owners held equity interests with an estimated fair value of $43.4 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

The following is a summary of activity for redeemable noncontrolling interest for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$44,643	$45,676
Net income	243	558
Distributions to redeemable noncontrolling interest	(289)	(484)
Additions and redemptions, net	(1,272)	(559)
Adjustments to fair value	111	822
Balance, end of period	$43,436	$46,013

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

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$171,725	$764	$28,224	$200,713
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—
Provision for losses on covered loans	7,466	—	—	7,466
Noninterest income	47,245	39,371	(10,916)	75,700
Depreciation and amortization	3,582	1,446	4,286	9,314
Noninterest expense	171,593	35,984	(16,171)	191,406
Income before income taxes	36,329	2,705	29,193	68,227
Provision (benefit) for income taxes	15,258	1,034	5,427	21,719
Net income	21,071	1,671	23,766	46,508
Less: Net income attributable to noncontrolling interest	—	243	—	243
Net income attributable to City National Corporation	$21,071	$1,428	$23,766	$46,265

Selected Average Balances:
Loans and leases, excluding covered loans	$12,379,023	$—	$53,269	$12,432,292
Covered loans	1,438,714	—	—	1,438,714
Total assets	14,137,481	537,732	8,969,686	23,644,899
Deposits	19,721,998	99,035	396,362	20,217,395
Goodwill	324,761	161,921	—	486,682
Customer-relationship intangibles, net	9,007	26,493	—	35,500

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$172,687	$567	$8,036	$181,290
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—
Provision for losses on covered loans	19,116	—	—	19,116
Noninterest income	63,210	41,877	(11,194)	93,893
Depreciation and amortization	3,633	1,449	3,834	8,916
Noninterest expense	165,508	38,182	(15,209)	188,481
Income (loss) before income taxes	47,640	2,813	8,217	58,670
Provision (benefit) for income taxes	20,009	947	(3,070)	17,886
Net income	27,631	1,866	11,287	40,784
Less: Net income attributable to noncontrolling interest	—	558	534	1,092
Net income attributable to City National Corporation	$27,631	$1,308	$10,753	$39,692

Selected Average Balances:
Loans and leases, excluding covered loans	$11,197,583	$—	$58,304	$11,255,887
Covered loans	1,810,986	—	—	1,810,986
Total assets	13,534,385	551,729	7,291,790	21,377,904
Deposits	17,750,931	46,566	386,071	18,183,568
Goodwill	325,211	161,642	—	486,853
Customer-relationship intangibles, net	12,411	28,941	—	41,352

Note 19. Subsequent Events

On April 25, 2012, the Company entered into a definitive agreement to acquire Rochdale Investment Management (“Rochdale”), a $4.8 billion New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. Rochdale will be combined with City National Asset Management to create an investment management firm called City National Rochdale Investment Management. It will offer a wide array of equity, fixed income and non-traditional investment alternatives. The new firm, a wholly owned subsidiary of the Bank, will operate separately as a registered investment advisor within the Bank’s wealth management group. The acquisition is expected to close in the second quarter of 2012.

On April 30, 2012, the Company acquired First American Equipment Finance, a privately owned equipment leasing company. Headquartered in Rochester, New York, First American Equipment Finance leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. First American Equipment Finance will operate as a wholly owned subsidiary of the Bank. At the issuance date of these financial statements, the Company had not completed its initial accounting for this business combination.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward looking statements. These factors include (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, (2) the impact on financial markets and the economy of the level of U.S. and European debt, (3) changes in the pace of economic recovery and related changes in employment levels, (4) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the new rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain, (5) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities, (6) volatility in the municipal bond market, (7) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense, (8) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC, (9) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board, (10) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources, (11) adequacy of the Company’s enterprise risk management framework, (12) the Company’s ability to increase market share and control expenses, (13) the Company’s ability to attract new employees and retain and motivate existing employees, (14) increased competition in the Company’s markets, (15) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness, (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division, (17) changes in consumer spending, borrowing and savings habits, (18) soundness of other financial institutions which could adversely affect the Company, (19) protracted labor disputes in the Company’s markets, (20) earthquake, fire or other natural disasters affecting the condition of real estate collateral, (21) the effect of acquisitions and integration of acquired businesses and de novo branching efforts, (22) the impact of changes in regulatory, judicial or legislative tax treatment of business transactions, (23) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies, (24) security breaches and disruptions to the Company’s information systems, and (25) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and particularly, Item 1A, titled “Risk Factors.”

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2012 from
	March 31,	December 31,	March 31,	December 31,	March 31,
(in thousands, except per share amounts)	2012	2011	2011	2011	2011
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$46,265	$43,860	$39,692	5%	17%
Net income per share, basic	0.86	0.82	0.75	5	15
Net income per share, diluted	0.86	0.82	0.74	5	16
Dividends per share	0.25	0.20	0.20	25	25

At Quarter End
Assets	$24,038,489	$23,666,291	$21,635,932	2	11
Securities	7,917,912	8,101,556	5,930,677	(2)	34
Loans and leases, excluding covered loans	12,747,902	12,309,385	11,269,684	4	13
Covered loans (1)	1,397,156	1,481,854	1,766,085	(6)	(21)
Deposits	20,787,737	20,387,582	18,477,939	2	13
Shareholders’ equity	2,199,565	2,144,849	1,985,538	3	11
Total equity	2,199,565	2,144,849	2,010,627	3	9
Book value per share	41.77	40.86	37.86	2	10

Average Balances
Assets	$23,644,899	$23,694,160	$21,377,904	(0)	11
Securities	7,929,312	7,641,512	5,693,322	4	39
Loans and leases, excluding covered loans	12,432,292	12,213,429	11,255,887	2	10
Covered loans (1)	1,438,714	1,554,223	1,810,986	(7)	(21)
Deposits	20,217,395	20,500,138	18,183,568	(1)	11
Shareholders’ equity	2,168,748	2,136,215	1,972,896	2	10
Total equity	2,168,748	2,136,215	1,998,006	2	9

Selected Ratios
Return on average assets (annualized)	0.79%	0.73%	0.75%	8	5
Return on average shareholders’ equity (annualized)	8.58	8.15	8.16	5	5
Corporation’s tier 1 leverage	6.98	6.77	7.09	3	(2)
Corporation’s tier 1 risk-based capital	10.20	10.26	10.91	(1)	(7)
Corporation’s total risk-based capital	12.71	12.83	13.68	(1)	(7)
Period-end shareholders’ equity to period-end assets	9.15	9.06	9.18	1	(0)
Period-end equity to period-end assets	9.15	9.06	9.29	1	(2)
Dividend payout ratio, per share	28.91	24.25	26.65	19	8
Net interest margin	3.74	3.70	3.84	1	(3)
Expense to revenue ratio (2)	67.27	62.73	65.62	7	3

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.88%	0.91%	1.40%	(3)	(37)
Nonaccrual loans and OREO to total loans and leases and OREO	1.11	1.16	1.89	(4)	(41)
Allowance for loan and lease losses to total loans and leases	2.09	2.13	2.34	(2)	(11)
Allowance for loan and lease losses to nonaccrual loans	235.87	234.37	167.32	1	41
Net recoveries/(charge-offs) to average total loans and leases (annualized)	0.15	(0.18)	0.24	NM	(38)

At Quarter End
Assets under management (4)	$32,535,021	$31,326,318	$37,852,450	4	(14)
Assets under management or administration (4)	57,837,897	54,492,355	60,113,143	6	(4)

NM - Not meaningful

(1) Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).

(2) The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total revenue (net interest income on a fully taxable-equivalent basis and noninterest income).

(3) Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

(4) Excludes $18.48 billion, $15.95 billion and $20.43 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

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

The Company’s critical accounting policies include those that address accounting for business combinations, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, OREO, goodwill and other intangible assets, noncontrolling interest, share-based compensation plans, income taxes, and derivatives and hedging activities. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2011 Annual Report. Mangement has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

RECENT DEVELOPMENTS

On April 25, 2012, the Company entered into a definitive agreement to acquire Rochdale Investment Management (“Rochdale”), a $4.8 billion New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. Rochdale will be combined with City National Asset Management to create an investment management firm called City National Rochdale Investment Management. It will offer a wide array of equity, fixed income and non-traditional investment alternatives. The new firm, a wholly owned subsidiary of the Bank, will operate separately as a registered investment advisor within the Bank’s wealth management group. The acquisition is expected to close in the second quarter of 2012.

On April 30, 2012, the Company acquired First American Equipment Finance, a privately owned, full-service mid-ticket equipment leasing company. Headquartered in Rochester, New York, First American Equipment Finance leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. First American Equipment Finance will operate as a wholly owned subsidiary of the Bank.

HIGHLIGHTS

•       For the quarter ended March 31, 2012, consolidated net income attributable to City National Corporation was $46.3 million, or $0.86 per diluted share, compared to $39.7 million, or $0.74 per diluted share, for the year-earlier quarter. The growth in net income is primarily attributable to an increase in net interest income as a result of higher interest income from securities and covered loans and lower interest expense on deposits.

•       Revenue, which consists of net interest income and noninterest income, was $276.4 million for the first quarter of 2012, down 4 percent from $288.0 million in the fourth quarter of 2011, but up slightly from $275.2 million in the year-earlier quarter.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $205.4 million for the first quarter of 2012, up 11 percent from the year earlier period but virtually unchanged from the fourth quarter of 2011.

•       The Company’s net interest margin in the first quarter of 2012 was 3.74 percent, up from 3.70 percent in the fourth quarter of 2011 and down from 3.84 percent in the first quarter of 2011.

•       Noninterest income was $75.7 million for the first quarter of 2012, down 12 percent from the fourth quarter of 2011 and 19 percent from the year-earlier quarter. The decrease from the prior quarters was due largely to lower net FDIC loss sharing income and lower gains on transfers of covered loans to OREO.

•       Noninterest expense for the first quarter of 2012 was $200.7 million, up 1 percent from the fourth quarter of 2011 and 2 percent from the first quarter of 2011. The increases were due primarily to higher compensation costs and legal and professional services fees, which were offset in part by lower OREO expenses.

•       The Company’s effective tax rate was 31.8 percent for the first quarter of 2012 compared with 33.9 percent for the fourth quarter of 2011 and 30.5 percent from the year-earlier period.

•       Total assets were $24.04 billion at March 31, 2012, up 2 percent from $23.67 billion at December 31, 2011 and 11 percent from $21.64 billion at March 31, 2011. Total average assets was $23.64 billion for the first quarter of 2012, compared to $23.69 billion for the fourth quarter of 2011 and $21.38 billion for the first quarter of 2011.

•       Loans and leases, excluding covered loans, were $12.75 billion at March 31, 2012, an increase of 4 percent from December 31, 2011 and 13 percent from March 31, 2011. Average loans for the first quarter of 2012, excluding covered loans, were $12.43 billion, up 2 percent from the fourth quarter of 2011 and 10 percent from the first quarter of last year. Average commercial loan balances grew 2 percent from the fourth quarter of 2011 and 20 percent from the year-earlier period.

•       Excluding covered loans, results for the first quarter of 2012 included no provision for loan and lease losses. The Company recorded no provision in the first quarter of 2011 and a $5.0 million provision in the fourth quarter of last year. The allowance for loan and lease losses on non-covered loans was $266.1 million at March 31, 2012, compared with $262.6 million at December 31, 2011 and $263.4 million at March 31, 2011. The Company remains adequately reserved at 2.09 percent of total loans and leases, excluding covered loans, at March 31, 2012, compared with 2.13 percent at December 31, 2011 and 2.34 percent at March 31, 2011.

•       In the first quarter of 2012, net loan recoveries totaled $4.5 million, or 0.15 percent of average total loans and leases, excluding covered loans, on an annualized basis. The Company realized net charge-offs of $5.5 million, or 0.18 percent, in the fourth quarter of 2011 and net recoveries of $6.5 million, or 0.24 percent, in the year-earlier quarter. Nonaccrual loans, excluding covered loans, totaled $112.8 million at March 31, 2012, up slightly from $112.0 million at December 31, 2011 and down from $157.4 million at March 31, 2011. At March 31, 2012, nonperforming assets, excluding covered assets, were $141.9 million, down from $142.8 million at December 31, 2011 and $213.7 million at March 31, 2011.

•       Average securities for the first quarter of 2012 totaled $7.93 billion, up 4 percent from the fourth quarter of 2011 and 39 percent from the first quarter of 2011, as deposit growth continued to outpace loan growth.

•       Period-end deposits at March 31, 2012 grew to $20.79 billion, up 2 percent from $20.39 billion at December 31, 2011 and 13 percent from $18.48 billion at March 31, 2011. Average deposit balances for the first quarter of 2012 were $20.22 billion, down 1 percent from $20.50 billion for the fourth quarter of 2011 and up 11 percent from $18.18 billion for the first quarter of 2011. Average core deposits decreased 1 percent from the fourth quarter of 2011 and increased 12 percent from the first quarter of 2011. Core deposits account for 97 percent of average deposit balances.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 10.2 percent at March 31, 2012 compared with 10.2 percent at December 31, 2011 and 10.7 percent at March 31, 2011. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to anticipate net income growth in 2012, as loans and deposits continue to increase and credit quality improves. Although the company recorded no provision in the first quarter, management still expects to record loan-loss provisions during the remainder of the year. This outlook reflects management’s expectations for moderate economic growth in 2012 and continued low interest rates for the remainder of the year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following tables present the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2012 and 2011:

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2012			March 31, 2011
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$5,318,652	$52,071	3.94%	$4,437,164	$46,998	4.30%
Commercial real estate mortgages	2,165,931	26,234	4.87	1,924,463	26,367	5.56
Residential mortgages	3,777,660	41,148	4.36	3,562,525	42,875	4.81
Real estate construction	313,681	4,159	5.33	448,089	5,034	4.56
Equity lines of credit	726,964	6,463	3.58	733,128	6,460	3.57
Installment	129,404	1,580	4.91	150,518	1,786	4.81
Total loans and leases, excluding covered loans (3)	12,432,292	131,655	4.26	11,255,887	129,520	4.67
Covered loans	1,438,714	38,224	10.63	1,810,986	35,240	7.78
Total loans and leases	13,871,006	169,879	4.93	13,066,873	164,760	5.11
Due from banks - interest-bearing	167,145	93	0.22	490,352	297	0.25
Federal funds sold and securities purchased under resale agreements	14,544	10	0.28	231,399	154	0.27
Securities	7,929,312	47,585	2.40	5,693,322	39,154	2.75
Other interest-earning assets	120,688	690	2.30	138,972	700	2.04
Total interest-earning assets	22,102,695	218,257	3.97	19,620,918	205,065	4.24
Allowance for loan and lease losses	(334,846)			(328,838)
Cash and due from banks	141,435			201,040
Other non-earning assets	1,735,615			1,884,784
Total assets	$23,644,899			$21,377,904

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,952,181	$525	0.11	$1,771,724	$813	0.19
Money market accounts	6,017,601	2,202	0.15	6,452,245	7,153	0.45
Savings deposits	358,094	127	0.14	302,995	257	0.34
Time deposits - under $100,000	242,232	296	0.49	325,421	450	0.56
Time deposits - $100,000 and over	696,653	883	0.51	822,464	1,517	0.75
Total interest-bearing deposits	9,266,761	4,033	0.18	9,674,849	10,190	0.43

Federal funds purchased and securities sold under repurchase agreements	166,359	31	0.08	—	—	0.00
Other borrowings	696,617	8,815	5.09	858,550	9,330	4.41
Total interest-bearing liabilities	10,129,737	12,879	0.51	10,533,399	19,520	0.75
Noninterest-bearing deposits	10,950,634			8,508,719
Other liabilities	395,780			337,780
Total equity	2,168,748			1,998,006
Total liabilities and equity	$23,644,899			$21,377,904

Net interest spread			3.46%			3.49%
Fully taxable-equivalent net interest and dividend income		$205,378			$185,545
Net interest margin			3.74%			3.84%
Less: Dividend income included in other income		690			700
Fully taxable-equivalent net interest income		$204,688			$184,845

(1)  Certain prior period balances have been reclassified to conform to the current period presentation.

(2)  Net interest income is presented on a fully taxable-equivalent basis.

(3)  Includes average nonaccrual loans of $114,688 and $171,229 for 2012 and 2011, respectively.

(4)  Loan income includes loan fees of $5,039 and $4,241 for 2012 and 2011, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the first quarter of 2012 and 2011. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2012 vs 2011			2011 vs 2010
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands) (1)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (2)	$10,850	$(5,731)	$5,119	$(8,716)	$2,746	$(5,970)
Securities	13,859	(5,428)	8,431	12,001	(6,486)	5,515
Due from banks - interest-bearing	(179)	(25)	(204)	184	(233)	(49)
Federal funds sold and securities purchased under resale agreements	(153)	9	(144)	121	11	132
Other interest-earning assets	(96)	86	(10)	(35)	100	65
Total interest-earning assets	24,281	(11,089)	13,192	3,555	(3,862)	(307)

Interest paid on:
Interest checking deposits	79	(367)	(288)	(253)	(254)	(507)
Money market deposits	(451)	(4,500)	(4,951)	2,065	(2,356)	(291)
Savings deposits	41	(171)	(130)	(115)	(258)	(373)
Time deposits	(319)	(469)	(788)	(1,185)	(618)	(1,803)
Total borrowings	48	(532)	(484)	(2,842)	(1,225)	(4,067)
Total interest-bearing liabilities	(602)	(6,039)	(6,641)	(2,330)	(4,711)	(7,041)
	$24,883	$(5,050)	$19,833	$5,885	$849	$6,734

(1) Certain prior period balances have been reclassified to conform to current period presentation.

(2) Includes covered loans.

Net interest income was $200.7 million for the first quarter of 2012, a decrease from $201.6 million for the fourth quarter of 2011 and an increase from $181.3 million for the first quarter of 2011. The increase from the year-earlier quarter was largely due to higher interest income on total loans and an increase in interest income on securities. The decrease from the fourth quarter of 2011 was attributable to a decline in interest income on covered loans, partially offset by higher interest income on securities.

Interest income on total loans was $168.1 million for the first quarter of 2012, down 3 percent from the fourth quarter of 2011 and up 3 percent from the year-earlier quarter. The growth from the first quarter of 2011 was primarily due to a 10 percent increase in average non-covered loans and higher interest income from covered loans. The 3 percent decrease in interest income on total loans from the fourth quarter of 2011 largely reflects lower income from the accelerated accretable yield recognition on covered loans in the first quarter of 2012. Interest income from covered loans includes $15.7 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the first quarter of 2012, compared to $18.9 million in the fourth quarter of 2011 and $7.4 million in the year-earlier quarter.

Interest income on securities was $45.4 million for the first quarter of 2012, a 10 percent increase from $41.3 million for the fourth quarter of 2011 and a 21 percent increase from $37.4 million for the first quarter of 2011. The growth in securities income from the year-earlier quarter is due to a 39 percent increase in average securities, partially offset by lower yields. The growth in securities income from the fourth quarter of 2011 is a result of a 4 percent growth in average securities and higher yields.

Total interest expense was $12.9 million for the first quarter of 2012, down from $13.7 million and $19.5 million for the fourth quarter of 2011 and first quarter of 2011, respectively. Interest expense on deposits was $4.0 million for the first quarter of 2012, down 18 percent from $4.9 million for the fourth quarter of 2011 and 60 percent from $10.2 million for the year-earlier quarter as a result of lower interest rates. Interest expense on borrowings was $8.8 million for the first quarter of 2012, relatively unchanged from the fourth quarter of 2011 and down 5 percent from $9.3 million for the same period in 2011.

The net settlement of interest-rate swaps increased net interest income by $2.1 million for the first quarter of 2012, compared to $2.2 million for the fourth quarter of 2011 and $4.8 million for the year-earlier quarter.

The fully taxable net interest margin was 3.74 percent for the first quarter of 2012, up from 3.70 percent for the fourth quarter of 2011 and down from 3.84 percent for the first quarter of 2011. The average yield on earning assets for the first quarter of 2012 was 3.97 percent, up 2 basis points from 3.95 percent for the fourth quarter of 2011 and down 27 basis points from 4.24 percent for the year-earlier quarter. The average cost of interest-bearing liabilities decreased to 0.51 percent, or by 1 basis point, from 0.52 percent for the fourth quarter of 2011 and by 24 basis points from 0.75 percent for the same period in 2011. Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $204.7 million for the first quarter of 2012 compared to $205.3 million for the fourth quarter of 2011 and $184.8 million for the first quarter of 2011. Fully taxable-equivalent net interest income and dividend income was $205.4 million for the first quarter of 2012 compared with $206.0 million for the fourth quarter of 2011 and $185.5 million for the same period in 2011. The $19.8 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through loans and securities growth (volume variance) and lower rates on interest-bearing liabilities, partially offset by lower yields on loans and securities (rate variance).

Average loans and leases, excluding covered loans, totaled $12.43 billion for the first quarter of 2012, an increase of 2 percent from $12.21 billion for the fourth quarter of 2011 and 10 percent from $11.26 billion for the first quarter of 2011. The increases were primarily driven by a growth in commercial loans, which grew 2 percent and 20 percent from the fourth quarter of 2011 and year-earlier quarter, respectively, and commercial real estate loans, which grew 4 percent and 13 percent for the same periods. Average covered loans were $1.44 billion for the first quarter of 2012, a decrease of 7 percent from $1.55 billion in the fourth quarter of 2011 and 21 percent from $1.81 billion for the year-ago quarter.

Average total securities, which include trading securities, were $7.93 billion for the first quarter of 2012, an increase of 4 percent from the fourth quarter of 2011 and 39 percent from the first quarter of 2011. The increases reflect the Company’s strong deposit growth which continues to outpace loan growth.

Average deposits were $20.22 billion for the first quarter of 2012, a 1 percent decrease from $20.50 billion for the fourth quarter of 2011 and an 11 percent increase from $18.18 billion for the first quarter of 2011. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $19.52 billion for the first quarter of 2012 and represented 97 percent of the total average deposit balance, compared to $19.78 billion and 96 percent in the fourth quarter of 2011 and $17.36 billion and 95 percent for the year-earlier quarter. Average interest-bearing deposits were $9.27 billion for the first quarter of 2012, down 4 percent from the fourth quarter of 2011 and the year-earlier quarter. Average noninterest-bearing deposits was $10.95 billion, up 1 percent from the fourth quarter of 2011 and 29 percent from the first quarter of 2011.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2011.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the quarters ended March 31, 2012 and 2011. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Nonaccrual loans, excluding covered loans, were $112.8 million at March 31, 2012, up from $112.0 million at December 31, 2011 but down from $157.4 million at March 31, 2011. Net loan recoveries on non-covered loans were $4.5 million, or 0.15 percent of total loans and leases, excluding covered loans, on an annualized basis, for the first quarter of 2012. Net loan charge-offs were $5.5 million, or 0.18 percent, for the fourth quarter of 2011 and net loan recoveries were $6.5 million, or 0.24 percent, in the year-earlier quarter. The net loan recoveries in the first quarter of 2012 were comprised principally of net recoveries in the Company’s commercial loan portfolio.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $7.5 million during the first quarter of 2012, compared to $19.1 million in the first quarter of 2011. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 70 for further discussion of credit quality.

Noninterest Income

Noninterest income was $75.7 million in the first quarter of 2012, a decrease of 12 percent from the fourth quarter of 2011 and 19 percent from the first quarter of 2011. The decrease from the prior quarters was largely a result of lower net FDIC loss sharing income and a decrease in gains on the transfer of covered loans to OREO. Noninterest income represented 27 percent of the Company’s revenue in the first quarter of 2012, a decrease from 30 percent in the fourth quarter of 2011 and 34 percent in the year-earlier quarter.

A following table provides a summary of noninterest income by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Trust and investment fees	$33,654	$32,995	$35,638
Brokerage and mutual fund fees	5,028	4,836	5,661
Total wealth management fees	38,682	37,831	41,299
Cash management and deposit transaction charges	11,168	10,689	11,725
International services	8,785	8,783	8,316
FDIC loss sharing income, net	866	7,633	8,605
Other noninterest income	13,559	17,476	21,558
Total noninterest income before gain (loss)	73,060	82,412	91,503
Gain on disposal of assets	2,191	4,263	2,424
Gain (loss) on sale of securities	449	(273)	130
Impairment loss on securities	—	—	(164)
Total noninterest income	$75,700	$86,402	$93,893

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $33.7 million for the first quarter of 2012, an increase of 2 percent from $33.0 million for the fourth quarter of 2011 and a decrease of 6 percent from $35.6 million for the first quarter of 2011. Money market mutual fund and brokerage fees were $5.0 million for the quarter, up 4 percent from $4.8 million for the fourth quarter of 2011 and down 11 percent from $5.7 million for the year-earlier quarter. The decline from the year-ago period was due primarily to the impact of extraordinarily low short-term interest rates.

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

	March 31,		%	December 31,	%
(in millions)	2012	2011	Change	2011	Change

Assets Under Management	$32,535	$37,852	(14)	31,326	4

Assets Under Administration
Brokerage	5,560	6,114	(9)	5,320	5
Custody and other fiduciary	19,743	16,147	22	17,846	11
Subtotal	25,303	22,261	14	23,166	9
Total assets under management or administration (1)	$57,838	$60,113	(4)	$54,492	6

(1)         Excludes $18.48 billion and $15.95 billion and $20.43 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

AUM totaled $32.54 billion as of March 31, 2012, down 14 percent from the year-earlier quarter and up 4 percent from the fourth quarter of 2011. Assets under management or administration were $57.84 billion at March 31, 2012, down 4 percent from the year-earlier quarter and up 6 percent from the fourth quarter of 2011. The decline in AUM from the year-earlier quarter was primarily attributable to the divestiture of certain institutional assets by one of the Company’s wealth management affiliates in the third quarter of 2011 and the deconsolidation of another affiliate in the second quarter of 2011. This was partially offset by higher equity values in the first quarter of 2012.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	March 31, 2012	December 31, 2011	March 31, 2011
Equities	41%	38%	42%
U.S. fixed income	26	28	24
Cash and cash equivalents	20	21	20
Other (1)	13	13	14
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2012 were $11.2 million, up 4 percent from the fourth quarter of 2011 and down 5 percent from the first quarter of 2011.

International services income for the first quarter of 2012 was $8.8 million, up 6 percent from the first quarter of 2011 and virtually unchanged from the fourth quarter of 2011. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The increase from the year-ago period was due primarily to increased client activity and the addition of new clients.

Net FDIC loss sharing income was $0.9 million for the first quarter of 2012, compared to $7.6 million for the fourth quarter of 2011 and $8.6 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $2.2 million in the first quarter of 2012, compared with net gains of $4.3 million in the fourth quarter of 2011 and $2.4 million in the year-earlier quarter. The net gain is primarily due to gains recognized on the sale of covered and non-covered OREO.

The Company recognized $0.4 million of net gain on the sale of securities in the first quarter of 2012, compared with a net loss of $0.3 million for the fourth quarter of 2011 and a net gain of $0.1 million for the first quarter of 2011.

The Company did not recognize impairment losses on securities in earnings for the first quarter of 2012 and fourth quarter of 2011. Impairment losses on securities recognized in earnings were $0.2 million for the first quarter of 2011, See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the first quarter of 2012 was $13.6 million, a decrease of 22 percent from $17.5 million for the fourth quarter of 2011 and 37 percent from $21.6 million for the first quarter of 2011. The decrease in other income from both quarters in 2011 was primarily attributable to lower net gains on the transfer of covered loans to OREO, which declined to $2.5 million from $6.8 million for the fourth quarter of 2011 and $10.3 million for the first quarter of 2011.

Noninterest Expense

Noninterest expense was $200.7 million for the first quarter of 2012, an increase of 1 percent from $198.2 million for the fourth quarter of 2011 and an increase of 2 percent from $197.4 million for the first quarter of 2011. The increases were due largely to higher compensation costs and legal and professional services fees, which were offset in part by lower OREO expenses.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011

Salaries and employee benefits	$120,245	$112,822	$111,012

All other:
Net occupancy of premises	13,686	13,616	13,346
Legal and professional fees	11,880	10,846	10,077
Information services	8,149	8,359	7,497
Depreciation and amortization	7,428	7,014	6,748
Amortization of intangibles	1,886	1,350	2,168
Marketing and advertising	6,816	8,101	6,518
Office services and equipment	3,948	4,234	4,606
Other real estate owned	12,094	15,233	14,489
FDIC assessments	4,479	4,480	9,806
Other operating	10,109	12,174	11,130
Total all other	80,475	85,407	86,385
Total noninterest expense	$200,720	$198,229	$197,397

Salaries and employee benefits expense was $120.2 million for the first quarter of 2012, an increase of 7 percent from $112.8 million for the fourth quarter of 2011 and an increase of 8 percent from $111.0 million for the year-earlier quarter. The growth in salaries and employee benefits from the fourth quarter of 2011 was primarily due to seasonally higher personnel cost, including higher employer taxes, and a one-time expense affiliated with an executive’s supplemental employee retirement plan (“SERP”). See Note 14, Employee Benefit Plans, for further discussion of the SERP expense. Full-time equivalent staff was 3,235 at March 31, 2012, down from 3,256 at December 31, 2011 and 3,258 at March 31, 2011.

Salaries and employee benefits expense for the first quarter of 2012 includes $4.7 million of share-based compensation expense compared with $5.3 million for the fourth quarter of 2011 and $4.7 million for the year-earlier quarter. At March 31, 2012, there was $17.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.9 years. At March 31, 2012, there was $26.3 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.5 years. In February 2012, the Company granted cash-settled restricted stock units to employees. Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. See Note 11, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The remaining noninterest expense categories totaled $80.5 million for the first quarter of 2012, down from $85.4 million for the fourth quarter of 2011 and $86.4 million for the first quarter of 2011. The decrease from the prior year quarters was due primarily to lower OREO expense and FDIC assessments, partially offset by higher legal and professional fees. OREO expense was $12.1 million for the first quarter of 2012, and was comprised mostly of expense related to covered OREO. Refer to the following table for further detail on OREO expense. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Non-covered OREO expense
Valuation write-downs	$908	$633	$907
Holding costs and foreclosure expense (income)	171	(274)	784
Total non-covered OREO expense	$1,079	$359	$1,691
Covered OREO expense
Valuation write-downs	$7,808	$9,984	$8,305
Holding costs and foreclosure expense	3,207	4,890	4,493
Total covered OREO expense	$11,015	$14,874	$12,798

Total OREO expense	$12,094	$15,233	$14,489

Legal and professional fees were $11.9 million for the first quarter of 2012, up 10 percent from $10.8 million in the fourth quarter of 2011 and 18 percent from $10.1 million in the year-earlier quarter. Legal and professional fees associated with covered loans and OREO were approximately $2.3 million for the first quarter of 2012, $2.6 million for the fourth quarter of 2011 and $1.8 million for the first quarter of 2011. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.2 million for the first quarter of 2012, compared to $0.4 million for the fourth quarter of 2011 and $1.1 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three ended March 31, 2012, December 31, 2011 and March 31, 2011:

	For the three months ended
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Noninterest income related to covered assets

FDIC loss sharing income, net
Gain on indemnification asset	$10,839	$17,675	$15,048
Indemnification asset accretion	(4,025)	(3,775)	(3,624)
Net FDIC reimbursement for OREO and loan expenses	10,441	13,858	11,118
Removal of indemnification asset for loans paid-off or fully charged-off	(6,516)	(5,955)	(3,513)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(2,113)	(4,714)	(7,673)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(2,656)	(1,543)	(1,282)
Loan recoveries shared with FDIC	(4,487)	(7,853)	(1,971)
Increase in FDIC clawback liability	(617)	(60)	(276)
Other	—	—	778
Total FDIC loss sharing income, net	866	7,633	8,605

Gain on disposal of assets
Net gain on sale of OREO	2,137	1,927	1,628

Other income
Net gain on transfers of covered loans to OREO	2,483	6,824	10,330
Amortization of fair value on acquired unfunded loan commitments	559	558	692
OREO income	905	406	661
Other	(1,018)	(745)	29
Total other income	2,929	7,043	11,712

Total noninterest income related to covered assets	$5,932	$16,603	$21,945

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$7,808	$9,984	$8,305
Holding costs and foreclosure expense	3,207	4,890	4,493
Total other real estate owned	11,015	14,874	12,798

Legal and professional fees	2,278	2,609	1,819

Other operating expense
Other covered asset expenses	9	13	92

Total noninterest expense related to covered assets (2)	$13,302	$17,496	$14,709

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

Net FDIC loss sharing income was $0.9 million for the first quarter of 2012, compared to $7.6 million in the fourth quarter of 2011 and $8.6 million in the year-earlier quarter. The decline in net FDIC loss sharing income from the prior year quarters was primarily attributable to a lower gain on the indemnification asset from the revision of the Company’s projected cash flows forecast on its covered loans. It also reflects lower FDIC reimbursement for covered OREO and loan expenses, due to lower levels of OREO and loan expense recognized in the current quarter.

The Company recognized a net gain on sales of covered OREO of $2.1 million in the first quarter of 2012 compared to $1.9 million in the fourth quarter of 2011 and $1.6 million in the first quarter of 2011. Other income related to covered assets was $2.9 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. The total balance decreased from $7.0 million in the fourth quarter of 2011 and $11.7 million in the year-earlier quarter primarily because of lower gains on transfers of covered loans to OREO. Refer to the above table for additional information on the components of other income related to covered assets for the three months ending March 31, 2012, December 31, 2011 and March 31, 2011.

Noninterest expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $11.0 million for the first quarter of 2012, down from $14.9 million for the fourth quarter of 2011 and $12.8 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment decreased to $21.1 million for the first quarter of 2012 from $27.6 million for the first quarter of 2011. The decrease in net income from the prior-year quarter was due to a decrease in noninterest income and an increase in noninterest expense, partially offset by lower provision for losses on covered loans. Net interest income decreased to $171.7 million for the first quarter of 2012 from $172.7 million for the year-earlier quarter. A decrease in net interest income due to lower funds transfer pricing income on deposits was largely offset by higher accelerated yield recognition on covered loans that were paid off or charged off during the quarter. See Other below for a discussion of funds transfer pricing. Average loans, excluding covered loans, increased to $12.38 billion, or by 11 percent, for the first quarter of 2012 compared with the year-earlier quarter. Average covered loans were $1.44 billion for the first quarter of 2012 compared to $1.81 billion for the first quarter of 2011. Average deposits increased by 11 percent to $19.72 billion for the first quarter of 2012 from $17.75 billion for the year-earlier quarter. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in liquidity of existing clients.

There was no provision for credit losses on loans and leases, excluding covered loans, for the three months ended March 31, 2012 and in the year-earlier quarter. Provision for losses on covered loans was $7.5 million for the first quarter of 2012, compared to $19.1 million in the year-earlier quarter. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the first quarter of 2012 was $47.2 million, down 25 percent from $63.2 million for the prior-year quarter. The decrease is primarily due to lower FDIC loss sharing income and lower gains on the transfer of covered loans to OREO.  Noninterest expense, including depreciation and amortization, increased to $175.2 million, or by 4 percent, for the first quarter of 2012 from $169.1 million for the year-earlier quarter. Noninterest expense increased from the prior year period primarily as a result of higher personnel costs and legal and professional services fees, which were offset in part by lower OREO and FDIC assessment expense.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $1.4 million for the first quarter of 2012, an increase of 9 percent from $1.3 million for the year-earlier quarter. Noninterest income decreased to $39.4 million, or by 6 percent, for the first quarter of 2012 from $41.9 million for the year-earlier quarter. Refer to “Results of Operations—Noninterest Income—Wealth Management” for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $37.4 million for the first quarter of 2012, down by 6 percent from $39.6 million for the year-earlier quarter. The reduction in expense compared with the year-earlier quarter is primarily due to lower legal fees,

Other

Net income attributable to CNC for the Other segment increased to $23.8 million for the first quarter of 2012, from $10.8 million for the first quarter of 2011. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In general, net interest income decreases in the Funding Center when loan and securities balances decrease or when deposit balances increase. However, in periods of extremely low interest rates, the funding credit given on deposits declines considerably which may cause net interest income in the Funding Center to increase. Net interest income was $28.2 million for the quarter ended March 31, 2012, an increase from $8.0 million for the year-earlier period. The increase in net interest income is due to higher funds transfer income due to loan and securities portfolio growth, and to a reduction in the funds transfer rate paid to business line units on deposit balances. Although deposits have increased from the prior-year quarter, the transfer pricing rate paid on deposits declined as a result of the continuing low interest rate environment. Noninterest income (loss) was ($10.9) million for the current quarter compared with ($11.2) million for the year-earlier quarter.

Income Taxes

The Company recognized income tax expense of $21.7 million during the first quarter of 2012, compared with tax expense of $22.8 million in the fourth quarter of 2011 and $17.9 million in the year-earlier quarter. The effective tax rate was 31.8 percent of pretax income for the first quarter of 2012, compared with 33.9 percent for the fourth quarter of 2011 and 30.5 percent for the year-earlier quarter. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $64 thousand and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The Company had approximately $3.2 million of accrued interest and penalties as of March 31, 2012, December 31, 2011 and March 31, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the quarter ended March 31, 2012.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $24.04 billion at March 31, 2012, an increase of 11 percent from $21.64 billion at March 31, 2011 and 2 percent from $23.67 billion at December 31, 2011. Average assets for the first quarter of 2012 increased to $23.64 billion from $21.38 billion for the first quarter of 2011. The increase in period-end and average assets from the year-earlier quarter reflects the growth in loans and securities.

Total average interest-earning assets for the first quarter of 2012 were $22.10 billion, up from $19.62 billion for the first quarter of 2011.

Securities

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	March 31, 2012		December 31, 2011		March 31, 2011
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$19,217	$19,202	$19,163	$19,182	$14,051	$14,091
Federal agency - Debt	1,046,035	1,051,348	1,967,928	1,973,862	1,542,122	1,538,090
Federal agency - MBS	690,183	720,590	650,091	681,044	511,829	520,571
CMOs - Federal agency	4,304,148	4,400,318	4,239,205	4,326,907	3,236,969	3,275,555
CMOs - Non-agency	74,737	68,587	79,999	69,001	113,482	106,676
State and municipal	378,541	395,723	383,210	401,604	332,190	341,405
Other debt securities	185,968	181,792	106,051	99,074	48,816	43,885
Total available-for-sale debt securities	6,698,829	6,837,560	7,445,647	7,570,674	5,799,459	5,840,273
Equity securities and mutual funds	352	1,150	352	1,227	4,164	9,117
Total available-for-sale securities	$6,699,181	$6,838,710	$7,445,999	$7,571,901	$5,803,623	$5,849,390

Securities held-to-maturity (1):
Federal agency - Debt	$104,268	$104,596	$40,423	$41,203	$—	$—
Federal agency - MBS	173,380	174,747	75,231	76,863	—	—
CMOs - Federal agency	590,931	589,509	292,547	294,932	—	$—
State and municipal	128,034	127,603	59,479	60,905	—	—
Total held-to-maturity securities	$996,613	$996,455	$467,680	$473,903	$—	$—

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

At March 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $139.5 million, comprised of $155.8 million of unrealized gains and $16.3 million of unrealized losses. At December 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $125.9 million, comprised of $149.1 million of unrealized gains and $23.2 million of unrealized losses. At March 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $45.8 million, comprised of $86.1 million of unrealized gains and $40.3 million of unrealized losses.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$10,013	$9,189	$—	$—	$19,202
Federal agency - Debt	847,374	203,974	—	—	1,051,348
Federal agency - MBS	14	447,143	273,433	—	720,590
CMOs - Federal agency	181,389	4,040,298	178,631	—	4,400,318
CMOs - Non-agency	8,286	33,100	27,201	—	68,587
State and municipal	53,996	209,947	80,836	50,944	395,723
Other	3,383	136,042	42,367	—	181,792
Total debt securities available-for-sale	$1,104,455	$5,079,693	$602,468	$50,944	$6,837,560

Amortized cost	$1,099,279	$4,965,611	$583,091	$50,848	$6,698,829

Securities held-to-maturity:
Federal agency - Debt	$10,950	$33,669	$—	$59,649	$104,268
Federal agency - MBS	—	—	173,380	—	173,380
CMOs - Federal agency	—	45,373	545,558	—	590,931
State and municipal	—	8,259	79,468	40,307	128,034
Total debt securities held-to-maturity at amortized cost	$10,950	$87,301	$798,406	$99,956	$996,613

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

The Company determined through its impairment assessment process that none of the securities held had a credit loss impairment at March 31, 2012. Accordingly, there were no impairment losses recognized in earnings on securities available-for-sale for the three months ended March 31, 2012. The Company recognized an impairment loss of $0.2 million in earnings related to non-agency CMOs for the three months ended March 31, 2011. The Company recognized $2.4 million and $4.3 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at March 31, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three months ended March 31, 2012.

Of the total securities available-for-sale in an unrealized loss position at March 31, 2012, approximately $512.0 billion of securities with unrealized losses of $1.8 million were in a continuous unrealized loss position for less than 12 months and $51.7 million of securities with unrealized losses of $14.5 million were in a continuous loss position for more than 12 months. While the securities in a loss position at March 31, 2012 are comprised mostly of federal agency CMOs, a significant portion of the total gross unrealized loss relates to non-agency CMOs and collateralized debt obligation senior notes.

At December 31, 2011, approximately $1.28 billion of securities with unrealized losses of $4.2 million were in a continuous unrealized loss position for less than 12 months and $48.1 million of securities with unrealized losses of $19.0 million were in a continuous loss position for more than 12 months. At March 31, 2011, approximately $2.18 billion of securities with unrealized losses of $25.1 million were in a continuous unrealized loss position for less than 12 months and $69.9 million of securities with unrealized losses of $15.2 million were in a continuous unrealized loss position for more than 12 months.

See Note 4, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Commercial	$5,175,396	$4,846,594	$4,096,507
Commercial real estate mortgages	2,213,114	2,110,749	1,902,862
Residential mortgages	3,805,807	3,763,218	3,603,058
Real estate construction	313,409	315,609	415,241
Equity lines of credit	715,997	741,081	733,567
Installment	125,793	132,647	146,779
Lease financing	398,386	399,487	371,670
Loans and leases, excluding covered loans	12,747,902	12,309,385	11,269,684
Less: Allowance for loan and lease losses	(266,077)	(262,557)	(263,356)
Loans and leases, excluding covered loans, net	12,481,825	12,046,828	11,006,328

Covered loans	1,397,156	1,481,854	1,766,084
Less: Allowance for loan losses	(61,471)	(64,565)	(82,016)
Covered loans, net	1,335,685	1,417,289	1,684,068

Total loans and leases	$14,145,058	$13,791,239	$13,035,768
Total loans and leases, net	$13,817,510	$13,464,117	$12,690,396

Total loans and leases were $14.15 billion, $13.79 billion and $13.04 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Total loans, excluding covered loans, were $12.75 billion, $12.31 billion and $11.27 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Total loans and leases, excluding covered loans, at March 31, 2012 increased 4 percent from December 31, 2011 and 13 percent from March 31, 2011. Commercial loans, including lease financing, were up 6 percent from year-end 2011 and 25 percent from the year-earlier quarter. Commercial real estate mortgage loans increased by 5 percent from year-end 2011 and 16 percent from the year-earlier quarter. Residential mortgages grew by 1 percent from year-end 2011 and 6 percent from the year-earlier quarter. Real estate construction loans declined by 1 percent and 25 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.40 billion at March 31, 2012, $1.48 billion as of December 31, 2011 and $1.77 billion as of March 31, 2011. Covered loans, net of allowance for loan losses, were $1.34 billion as of March 31, 2012, $1.42 billion as of December 31, 2011 and $1.68 billion as of March 31, 2011.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Commercial	$22,395	$30,911	$43,450
Commercial real estate mortgages	1,219,923	1,288,352	1,508,551
Residential mortgages	13,378	14,931	18,210
Real estate construction	135,065	140,992	188,344
Equity lines of credit	5,210	5,167	5,944
Installment	1,185	1,501	1,585
Covered loans	1,397,156	1,481,854	1,766,084
Less: Allowance for loan losses	(61,471)	(64,565)	(82,016)
Covered loans, net	$1,335,685	$1,417,289	$1,684,068

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

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $185.4 million at March 31, 2012, $204.3 million at December 31, 2011 and $270.6 million as of March 31, 2011.

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments totaled $2.64 billion, or 14 percent of total loan commitments, at March 31, 2012, $2.24 billion or 12 percent at December 31, 2011 and $1.31 billion or 8 percent at March 31, 2011. Outstanding loan balances on purchased SNCs were $1.12 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at March 31, 2012, compared to $941.7 million or 8 percent at December 31, 2011 and $587.6 million or 5 percent at March 31, 2011.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of March 31, 2012, total loans for construction, land development and other land represented 20 percent of total risk-based capital; total CRE loans represented 139 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 14 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

The Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada. Excluding covered loans, at March 31, 2012, California represented 82 percent of total loans outstanding and Nevada and New York represented 3 percent and 6 percent, respectively. The remaining 9 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in March 2012 was 11 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (66 percent), Orange (7 percent), San Diego (5 percent), San Francisco (4 percent) and Ventura (3 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (39 percent), San Diego (12 percent), Orange (11 percent), Ventura (5 percent) and Riverside (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (26 percent), Ventura (10 percent), Santa Barbara (10 percent), San Diego (6 percent) and Riverside (5 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York. The Nevada economy continues to struggle and the recovery is anticipated to be protracted and it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development. In March 2012, the Nevada unemployment rate was 12 percent. The consensus outlook for 2012 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors. The Company’s construction and land portfolios in Nevada, which had been affected by significant stress in prior years, now represent 0.4 percent of total loans, excluding covered loans. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

Within the Company’s covered loan portfolio at March 31, 2012, the five states with the largest concentration were California (39 percent), Texas (11 percent), Nevada (7 percent), New York (5 percent) and Arizona (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

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

The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s 2011 Annual Report on Form 10-K. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three months ended March 31, 2012 and 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2012	2011

Loans and leases outstanding, excluding covered loans	$12,747,902	$11,269,684
Average loans and leases outstanding, excluding covered loans	$12,432,292	$11,255,887
Allowance for loan and lease losses (1)
Balance, beginning of period	$262,557	$257,007
Loans charged-off:
Commercial	(8,917)	(3,238)
Commercial real estate mortgages	(692)	(2,799)
Residential mortgages	(554)	(647)
Real estate construction	(1,601)	(566)
Equity lines of credit	(189)	(793)
Installment	(209)	(324)
Total loans charged-off	(12,162)	(8,367)
Recoveries of loans previously charged-off:
Commercial	14,200	1,301
Commercial real estate mortgages	26	9,011
Residential mortgages	60	32
Real estate construction	1,705	4,392
Equity lines of credit	35	36
Installment	626	122
Total recoveries	16,652	14,894
Net recoveries	4,490	6,527
Transfers to reserve for off-balance sheet credit commitments	(970)	(178)
Balance, end of period	$266,077	$263,356

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.15%	0.24%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.09%	2.34%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$23,097	$21,529
Transfers from allowance	970	178
Balance, end of period	$24,067	$21,707

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of period	$64,565	$67,389
Provision for losses	7,466	19,116
Reduction in allowance due to loan removals	(10,560)	(4,489)
Balance, end of period	$61,471	$82,016

The allowance for loan losses on covered loans was $61.5 million as of March 31, 2012, compared to $64.6 million at December 31, 2011 and $82.0 million at March 31, 2011. The Company recorded provision expense of $7.5 million and $19.1 million on covered loans for the three months ended March 31, 2012 and 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts, though overall estimated credit losses decreased as compared with previous expectations. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO

Impaired Loans

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to assess impairment. In general, nonperforming loans under $500,000 are not individually evaluated for impairment. Instead, these loans are measured using historical loss factors which approximate the discounted cash flows method.

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

The following table presents information on impaired loans as of March 31, 2012, December 31, 2011 and March 31, 2011:

	March 31, 2012		December 31, 2011		March 31, 2011
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans:
Nonaccrual loans (1)	$104,441		$101,873		$145,113
Troubled debt restructured loans on accrual.	46,111		46,647		—
Deferred fees, accrued interest, and premiums and discounts, net	385		214		375
Total recorded investment in impaired loans, excluding covered loans	$150,937		$148,734		$145,488

Total impaired loans with an allowance	$48,154	$14,118	$49,079	$13,262	$33,861	$8,655
Total impaired loans with no related allowance	102,783	—	99,655	—	111,627	—

Total impaired loans by loan type:
Commercial	$40,415	$3,335	$25,780	$7,135	$13,323	$2,291
Commercial real estate mortgages	22,306	1,019	30,678	1,551	25,790	1,060
Residential mortgages	13,000	331	9,146	108	12,476	384
Real estate construction	67,686	9,395	75,811	4,377	81,604	334
Equity lines of credit	6,980	38	6,633	91	4,249	72
Installment	550	—	658	—	6,938	4,514
Lease financing	—	—	28	—	1,108	—
Total impaired loans, excluding covered loans	$150,937	$14,118	$148,734	$13,262	$145,488	$8,655

Impaired covered loans	$422	—	$422	—	$2,343	—

(1)   Impaired loans exclude $8.4 million, $10.2 million and $12.3 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The recorded investment in impaired loans, excluding covered loans, were $150.9 million at March 31, 2012, $148.7 million at December 31, 2011 and $145.5 million at March 31, 2011. Impaired covered loans were $0.4 million at March 31, 2012, $0.4 million at December 31, 2011 and $2.3 million at March 31, 2011, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $141.9 million, or 1.11 percent of total loans and OREO, excluding covered assets, at March 31, 2012, compared with $142.8 million, or 1.16 percent, at December 31, 2011, and $213.7 million, or 1.89 percent, at March 31, 2011. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $78.9 million at March 31, 2012, $99.0 million at December 31, 2011 and $124.2 million at March 31, 2011.

Troubled debt restructured loans were $88.1 million, before specific reserves of $4.5 million, at March 31, 2012. Troubled debt restructured loans were $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. At March 31, 2011, troubled debt restructured loans were $10.1 million, before specific reserves of $1.6 million. Troubled debt restructured loans included $46.1 million and $46.6 million of restructured loans on accrual status at March 31, 2012 and December 31, 2011. There were no troubled debt restructured loans on accrual status at March 31, 2011. There were no commitments to lend additional funds on restructured loans at March 31, 2012.

The following table presents information on nonaccrual loans and OREO as of March 31, 2012, December 31, 2011 and March 31, 2011:

	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$19,584	$19,888	$17,944
Commercial real estate mortgages	21,071	21,948	28,028
Residential mortgages	13,628	9,771	14,544
Real estate construction	48,964	50,876	81,448
Equity lines of credit	8,831	8,669	6,676
Installment	729	874	7,399
Lease financing	—	—	1,353
Total nonaccrual loans, excluding covered loans	112,807	112,026	157,392
OREO, excluding covered OREO	29,074	30,790	56,342
Total nonperforming assets, excluding covered assets	$141,881	$142,816	$213,734

Nonperforming covered assets
Nonaccrual loans	$422	$422	$2,343
OREO	78,456	98,550	121,822
Total nonperforming covered assets	$78,878	$98,972	$124,165

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.88%	0.91%	1.40%
Nonperforming assets as a percentage of total loans and OREO	1.11	1.16	1.89
Allowance for loan and lease losses to nonaccrual loans	235.87	234.37	167.32
Allowance for loan and lease losses to total nonperforming assets	187.54	183.84	123.22
Allowance for loan and lease losses to total loans and leases	2.09	2.13	2.34

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due is provided below:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Past due loans, excluding covered loans
30-89 days past due	$34,391	$17,978	$26,854
90 days or more past due on accrual status:
Commercial	7	—	2,556
Residential mortgages	379	379	1,123
Equity lines of credit	268	74	—
Total 90 days or more past due on accrual status	$654	$453	$3,679

Past due covered loans
30-89 days past due	$59,426	$49,111	$89,263
90 days or more past due on accrual status	265,175	330,169	390,267

Nonaccrual loans, excluding covered loans, were $112.8 million at March 31, 2012, up slightly from $112.0 million at December 31, 2011 and a decrease from $157.4 million at March 31, 2011. Net loan recoveries in the first quarter of 2012 were $4.5 million, or 0.15 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan charge-offs of $5.5 million, or 0.18 percent, for the fourth quarter of 2011, and net loan recoveries of $6.5 million, or 0.24 percent, for the first quarter of 2011. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement, the Company recorded no provision for loan and lease losses for the three months ending March 31, 2012. The Company recorded no provision in the first quarter of 2011 and a $5.0 million provision in the fourth quarter of 2011.

The allowance for loan and lease losses, excluding covered loans, was $266.1 million as of March 31, 2012, compared with $262.6 million as of December 31, 2011 and $263.4 million as of March 31, 2011. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.09 percent at March 31, 2012 compared to 2.13 percent at December 31, 2011 and 2.34 percent at March 31, 2011. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 187.5 percent, 183.8 percent, and 123.2 percent at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

At March 31, 2012, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status at March 31, 2012 and December 31, 2011, and $2.3 million at March 31, 2011.

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three months ended March 31, 2012 and 2011:

Changes in Nonaccrual Loans

	For the three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of the period	$112,448	$193,480
Loans placed on nonaccrual	19,732	18,695
Charge-offs	(11,126)	(5,694)
Loans returned to accrual status	(206)	(5,208)
Repayments (including interest applied to principal)	(5,603)	(33,584)
Transfers to OREO	(2,016)	(7,954)
Balance, end of the period	$113,229	$159,735

In addition to loans disclosed above as past due or nonaccrual, management has also identified $40.3 million of loans to 18 borrowers as of April 24, 2012, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2012, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the 2011 Form 10-K, the Company reported that management had identified $35.7 million of loans to 19 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three months ended March 31, 2012 and 2011:

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
(in thousands)	Non- Covered	Covered OREO	Total	Non- Covered	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	2,217	6,075	8,292	6,562	27,577	34,139
Sales	(2,877)	(18,362)	(21,239)	(6,064)	(18,317)	(24,381)
Valuation adjustments	(1,056)	(7,807)	(8,863)	(1,473)	(8,304)	(9,777)
Balance, end of period	$29,074	$78,456	$107,530	$56,342	$121,822	$178,164

OREO was $107.5 million at March 31, 2012, $129.3 million at December 31 2011 and $178.2 million at March 31, 2011, respectively. The OREO balance at March 31, 2012 includes covered OREO of $78.5 million compared with $98.6 million at December 31, 2011 and $121.8 million at March 31, 2011. Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements. The balance of OREO at March 31, 2012, December 31, 2011 and March 31, 2011 is net of valuation allowances of $36.4 million, $37.4 million and $14.6 million, respectively.

The Company recognized $2.2 million in total net gain on the sale of OREO in the first quarter of 2012, compared with $4.2 million in the fourth quarter of 2011 and $2.5 million in the year-earlier quarter. Net gain on the sale of OREO in the first quarter of 2012 included $2.1 million of net gain related to the sale of covered OREO, compared to $1.9 million in the fourth quarter of 2011 and $1.6 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands)	2012	2011	2011
Accrued interest receivable	$67,381	$67,257	$63,042
Deferred compensation fund assets	60,689	53,648	56,466
Stock in government agencies	103,762	107,423	117,097
Private equity and alternative investments	40,083	39,919	37,958
Bank-owned life insurance	81,025	80,337	80,257
Mark-to-market on derivatives	57,891	62,230	39,860
Income tax receivable	39,345	40,300	51,836
Prepaid FDIC assessment	33,117	36,975	51,567
FDIC receivable	22,919	19,763	39,914
Other	76,013	69,689	95,804
Total other assets	$582,225	$577,541	$633,801

Deposits

Deposits totaled $20.79 billion, $20.39 billion and $18.48 billion at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Average deposits totaled $20.22 billion for the first quarter of 2012, a decrease of 1 percent from $20.50 billion for the fourth quarter of 2011 and an increase of 11 percent from $18.18 billion for the first quarter of 2011. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $19.52 billion, $19.78 billion and $17.36 billion for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively, and represented 97 percent, 96 percent and 95 percent of total deposits for the same periods. Average noninterest-bearing deposits in the first quarter of 2012 increased 1 percent and 29 percent compared with the fourth quarter of 2011 and year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $1.70 billion in the first quarter of 2012, compared with $1.67 billion in the fourth quarter of 2011 and $1.51 billion for the first quarter of 2011. The increases were due to the addition of new title and escrow clients and an increase in residential and commercial real estate activity by the company’s title and escrow clients.

Borrowed Funds

Total borrowed funds were $704.8 million, $747.8 million and $854.8 million at March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Total average borrowed funds were $863.0 million, $702.4 million and $858.6 million for the quarters ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $222.8 million as of March 31, 2012 compared to $50.0 million as of December 31, 2011 and $151.7 million as of March 31, 2011. Short-term borrowings at March 31, 2012 consist primarily of the current portion of senior notes that mature in February 2013.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt and junior subordinated debt. Long-term debt was $482.0 million, $697.8 million and $703.2 million as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. The Company’s long-term borrowings have maturity dates ranging from July 2019 to November 2034.

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

Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, and will evaluate each client’s creditworthiness on a case-by-case basis.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $5.96 billion at March 31, 2012, $5.67 billion at December 31, 2011 and $4.73 billion at March 31, 2011.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $715.1 million in letters of credit at March 31, 2012, of which $701.2 million relate to standby letters of credit and $13.9 million relate to commercial letters of credit. The Company had $723.5 million outstanding in letters of credit at December 31, 2011, of which $708.9 million relate to standby letters of credit and $14.7 million relate to commercial letters of credit. At March 31, 2011, the Company had $602.6 million outstanding in letters of credit of which $589.2 million relate to standby letters of credit and $13.4 million relate to commercial letters of credit.

As of March 31, 2012, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $58.3 million was funded. As of December 31, 2011 and March 31, 2011, the Company had private equity and alternative investment fund commitments of $68.9 million and $65.9 million, of which $57.9 million and $53.0 million was funded, respectively.

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

At March 31, 2012, $6.98 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets is measured using Level 3 inputs. At March 31, 2012, $49.7 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At March 31, 2012, $54.4 million, or less than 1 percent of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at March 31, 2012.

Capital

The ratio of period-end equity to period-end assets was 9.15 percent, 9.06 percent and 9.29 percent as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2012, December 31, 2011 and March 31, 2011:

	Regulatory Well-Capitalized Standards	March 31, 2012	December 31, 2011	March 31, 2011
City National Corporation
Tier 1 leverage	—	6.98%	6.77%	7.09%
Tier 1 risk-based capital	6.00%	10.20	10.26	10.91
Total risk-based capital	10.00	12.71	12.83	13.68
Tangible equity to tangible assets (1)	—	7.13	7.01	7.03
Tier 1 common shareholders’ equity to risk-based assets (2)	—	10.17	10.22	10.69

City National Bank
Tier 1 leverage	5.00%	8.24%	8.07%	8.62%
Tier 1 risk-based capital	6.00	12.03	12.23	13.30
Total risk-based capital	10.00	14.44	14.68	15.91

(1)         Tangible equity to tangible assets is a non-GAAP financial measure that represents total equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill.  Management reviews tangible equity to tangible assets in evaluating the Company’s capital levels and has included this ratio in response to market participants’ interest in tangible equity as a measure of capital.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)         Tier 1 common shareholders’ equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets.  Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines.  This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews this measure in evaluating the Company’s capital levels and has included this measure in response to market participants’ interest in the Tier 1 common shareholders’ equity to risk-based assets ratio.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Total equity	$2,199,565	$2,144,849	$2,010,627
Less: Goodwill and other intangible assets	(521,717)	(522,753)	(527,419)
Tangible equity (A)	$1,677,848	$1,622,096	$1,483,208

Total assets	$24,038,489	$23,666,291	$21,635,932
Less: Goodwill and other intangible assets	(521,717)	(522,753)	(527,419)
Tangible assets (B)	$23,516,772	$23,143,538	$21,108,513

Tangible equity to tangible assets (A)/(B)	7.13%	7.01%	7.03%

Tier 1 capital	1,616,099	1,570,101	1,478,820
Less: Noncontrolling interest	—	—	(25,089)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,610,944	$1,564,946	$1,448,576

Risk-weighted assets (D)	$15,839,944	$15,305,328	$13,551,318

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	10.17%	10.22%	10.69%

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

A quantitative and qualitative discussion about market risk is included on pages 66 to 72 of the Corporation’s Form 10-K for the year ended December 31, 2011.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 92 percent and 90 percent of funding for average total assets in the quarters ended March 31, 2012 and 2011, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $166.4 million and $0.7 million in the first quarter of 2012 and 2011, respectively, and ended the first quarter of 2012 at $10.0 million. The Company’s liquidity position was also supported through longer-term borrowings which averaged $696.6 million for the first quarter of 2012 and $857.8 million for the year-earlier quarter. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading account securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $176.9 million and $703.1 million in the first quarter of 2012 and 2011, respectively. In addition, the Company has committed and unutilized secured borrowing capacity of $4.05 billion as of March 31, 2012 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $7.15 billion and $5.63 billion for the quarters ended March 31, 2012 and 2011, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $6.83 billion at March 31, 2012. These securities could be used as collateral for borrowing or a portion could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2012, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2012, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At March 31, 2012, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 6.3 percent in year one and a 23.1 percent increase in year two. This compares to an increase in projected net interest income of 3.0 percent in year one and a 14.7 percent increase in year two at March 31, 2011. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 7.3 percent in year one and 25.8 percent increase in year two. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio by major loan category as of March 31, 2012. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$1,924	$2,515	$4,439	$77	$1,058	$5,574
Commercial real estate mortgages	246	739	985	70	1,158	2,213
Residential mortgages	30	28	58	2,214	1,534	3,806
Real estate construction	159	116	275	—	38	313
Equity lines of credit	716	—	716	—	—	716
Installment	72	—	72	—	54	126
Covered loans	108	144	252	808	337	1,397
Total loans and leases	$3,255	$3,542	$6,797	$3,169	$4,179	$14,145

Percentage of portfolio	23%	25%	48%	22%	30%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At March 31, 2012, $6.80 billion (48 percent) of the Company’s loan portfolio was floating rate, of which $4.52 billion (67 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.52 billion (22 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $94.7 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2012:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,585	$1,105	$531	$34	$3,255
LIBOR	2,931	419	131	61	3,542
Total floating rate loans	$4,516	$1,524	$662	$95	$6,797

% of total floating rate loans	67%	22%	10%	1%	100%

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

As of March 31, 2012, an instantaneous 200 basis point increase in interest rates results in a 1.4 percent decline in EVE. This compares to a 3.5 percent decline a year-earlier. The decrease is due to changes in the mix of the balance sheet resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of March 31, 2012 and March 31, 2011 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	March 31, 2012				December 31, 2011				March 31, 2011
(in millions)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)	Notional Amount	Fair Value		Duration (Years)
Fair Value Hedge Interest Rate Swap
Certificates of deposit	$—	$—		—	$—	$—		—	$10.0	$0.3		0.2
Long-term and subordinated debt	$205.9	$8.1		0.8	$207.4	$9.8		1.0	355.9	17.2		1.1
Total fair value hedge swaps	205.9	8.1	(1)	0.8	207.4	9.8	(1)	1.0	365.9	17.5	(1)	1.1

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

At March 31, 2012, the Company had $205.9 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of long-term debt. There were no cash flow hedges outstanding at March 31, 2012. The positive fair value of the fair value hedges of $8.1 million is recorded in other assets. It consists of a positive mark-to-market of $7.1 million and net interest receivable of $1.0 million. The balance of debt reported in the consolidated balance sheet has been increased by a $7.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged long-term debt consists of City National Corporation senior notes with a face value of $205.9 million due on February 15, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2012. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable first-party sources that have considerable experience with the derivative markets. The Company provides client data to the first-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2012 and 2011, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.80 billion and $1.08 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $4.0 million and $5.7 million of credit risk exposure at March 31, 2012 and 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. Collateral in the form of securities valued at $4.8 million had been received from swap counterparties at March 31, 2012. At March 31, 2011, collateral valued at $9.5 million comprised of securities valued at $7.7 million and cash of $1.8 million, had been received from swap counterparties. Additionally, the Company delivered collateral valued at $38.8 million on swap agreements at March 31, 2012.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At March 31, 2012, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $289.3 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $2.8 million and $2.3 million at March 31, 2012, respectively.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.        RISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risk factors relating to the Company’s business. There has been no material change in the Corporation’s risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

ITEM 6.            EXHIBITS

No.

10.1*

Amendment to Russell Goldsmith Amended and Restated Employment Agreement dated as March 14, 2012 by and among Russell Goldsmith, Registrant and City National Bank (Incorporated by reference from Exhibit 10.49 to the Registrant’s Current Report on Form 8-K filed on March 16, 2012.)

10.2*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (EPS).

10.3*	Form of Performance Unit Award Agreement Addendum Under the City National Corporation 2008 Omnibus Plan (EPS).

10.4*

Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan (Filed herewith in replacement of Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.5*

Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan (Filed herewith in replacement of Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.)

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

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 9, 2012	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)