Form 10-Q
period 2012-06-30
CITY NATIONAL CORP
filed 2012-08-08
CIK 201461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 53,570,205 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$162,893	$168,376
Due from banks - interest-bearing	106,109	76,438
Federal funds sold	162,000	—
Securities available-for-sale - cost $6,723,761 and $7,445,999 at June 30, 2012 and December 31, 2011, respectively:
Securities pledged as collateral	42,789	37,861
Held in portfolio	6,823,092	7,534,040
Securities held-to-maturity - fair value $1,127,053 and $473,903 at June 30, 2012 and December 31, 2011, respectively	1,100,229	467,680
Trading securities	62,585	61,975
Loans and leases, excluding covered loans	13,507,209	12,309,385
Less: Allowance for loan and lease losses	269,534	262,557
Loans and leases, excluding covered loans, net	13,237,675	12,046,828
Covered loans, net of allowance for loan losses	1,216,988	1,417,289
Net loans and leases	14,454,663	13,464,117
Premises and equipment, net	147,245	143,641
Deferred tax asset	147,503	155,529
Goodwill	556,149	486,383
Customer-relationship intangibles, net	32,965	36,370
Affordable housing investments	145,582	121,039
Customers’ acceptance liability	1,746	1,702
Other real estate owned ($82,834 and $98,550 covered by FDIC loss share at June 30, 2012 and December 31, 2011, respectively)	117,501	129,340
FDIC indemnification asset	170,654	204,259
Other assets	568,268	577,541
Total assets	$24,801,973	$23,666,291
Liabilities
Demand deposits	$12,187,075	$11,146,627
Interest checking deposits	1,849,588	2,034,815
Money market deposits	5,714,258	5,954,886
Savings deposits	368,544	339,858
Time deposits-under $100,000	222,368	251,782
Time deposits-$100,000 and over	767,219	659,614
Total deposits	21,109,052	20,387,582
Short-term borrowings	322,077	50,000
Long-term debt	712,280	697,778
Reserve for off-balance sheet credit commitments	24,351	23,097
Acceptances outstanding	1,746	1,702
Other liabilities	335,203	316,640
Total liabilities	22,504,709	21,476,799
Redeemable noncontrolling interest	41,899	44,643
Commitments and contingencies
Shareholders’ Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at June 30, 2012 and December 31, 2011	53,886	53,886
Additional paid-in capital	491,439	489,200
Accumulated other comprehensive income	82,807	72,372
Retained earnings	1,686,163	1,611,969
Treasury shares, at cost - 1,063,534 and 1,386,705 shares at June 30, 2012 and December 31, 2011, respectively	(58,930)	(82,578)
Total shareholders’ equity	2,255,365	2,144,849
Total liabilities and shareholders’ equity	$24,801,973	$23,666,291

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income
Loans and leases	$186,071	$169,992	$354,173	$332,931
Securities	43,549	39,639	88,935	77,058
Due from banks - interest-bearing	173	407	266	705
Federal funds sold and securities purchased under resale agreements	96	98	107	252
Total interest income	229,889	210,136	443,481	410,946
Interest expense
Deposits	3,566	10,016	7,599	20,206
Federal funds purchased and securities sold under repurchase agreements	1	2	32	2
Subordinated debt	4,308	4,635	8,369	9,283
Other long-term debt	5,535	4,656	10,289	9,338
Total interest expense	13,410	19,309	26,289	38,829
Net interest income	216,479	190,827	417,192	372,117
Provision for credit losses on loans and leases, excluding covered loans	1,000	—	1,000	—
Provision for losses on covered loans	13,293	1,716	20,759	20,832
Net interest income after provision	202,186	189,111	395,433	351,285
Noninterest income
Trust and investment fees	34,067	36,687	67,721	72,325
Brokerage and mutual fund fees	5,293	4,864	10,321	10,525
Cash management and deposit transaction charges	11,475	10,905	22,643	22,630
International services	10,017	9,015	18,802	17,331
FDIC loss sharing expense, net	(6,026)	(10,684)	(5,160)	(2,079)
Gain on disposal of assets	3,011	8,422	5,202	10,846
(Loss) gain on sale of securities	(279)	1,689	170	1,819
Gain on acquisition	—	8,164	—	8,164
Other	17,388	23,169	30,947	44,727
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(4,129)	(4,132)	(4,129)	(4,296)
Less: Portion of loss recognized in other comprehensive income	3,951	3,838	3,951	3,838
Net impairment loss recognized in earnings	(178)	(294)	(178)	(458)
Total noninterest income	74,768	91,937	150,468	185,830
Noninterest expense
Salaries and employee benefits	115,035	112,139	235,280	223,151
Net occupancy of premises	14,056	13,665	27,742	27,011
Legal and professional fees	11,359	14,790	23,239	24,867
Information services	8,539	8,335	16,688	15,832
Depreciation and amortization	8,013	6,904	15,441	13,652
Amortization of intangibles	1,518	2,104	3,404	4,272
Marketing and advertising	7,597	7,626	14,413	14,144
Office services and equipment	4,492	4,672	8,440	9,278
Other real estate owned	7,541	22,162	19,635	36,651
FDIC assessments	4,523	8,524	9,002	18,330
Other operating	11,843	10,911	21,952	22,041
Total noninterest expense	194,516	211,832	395,236	409,229
Income before income taxes	82,438	69,216	150,665	127,886
Income taxes	27,271	20,650	48,990	38,536
Net income	$55,167	$48,566	$101,675	$89,350
Less: Net income attributable to noncontrolling interest	409	1,095	652	2,187
Net income attributable to City National Corporation	$54,758	$47,471	$101,023	$87,163
Net income per share, basic	$1.02	$0.89	$1.88	$1.64
Net income per share, diluted	$1.01	$0.88	$1.87	$1.62
Shares used to compute net income per share, basic	53,105	52,462	52,923	52,392
Shares used to compute net income per share, diluted	53,373	52,977	53,217	52,931
Dividends per share	$0.25	$0.20	$0.50	$0.40

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income	$55,167	$48,566	$101,675	$89,350
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized gains arising during the period	3,815	33,254	11,971	23,541
Reclassification adjustment for net gains included in net income	(10)	(1,048)	(239)	(1,099)
Non-credit related impairment loss	(2,299)	(2,233)	(2,299)	(2,233)
Net change on cash flow hedges (1)	(41)	(248)	(83)	(834)
Pension liability adjustment	—	33	1,085	65
Total other comprehensive income	1,465	29,758	10,435	19,440
Comprehensive income	$56,632	$78,324	$112,110	$108,790
Less: Comprehensive income attributable to noncontrolling interest	409	1,095	652	2,187
Comprehensive income attributable to City National Corporation	$56,223	$77,229	$111,458	$106,603

(1)   See Note 12 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$101,675	$89,350
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	1,000	—
Provision for losses on covered loans	20,759	20,832
Amortization of intangibles	3,404	4,272
Depreciation and amortization	15,441	13,652
Share-based employee compensation expense	8,968	9,468
Deferred income tax benefit	1,276	2,686
Gain on disposal of assets	(5,202)	(10,846)
Gain on sale of securities	(170)	(1,819)
Gain on acquisition	—	(8,164)
Impairment loss on securities	178	458
Other, net	(19,467)	(9,418)
Net change in:
Trading securities	(851)	129,818
Other assets and other liabilities, net	40,111	51,709
Net cash provided by operating activities	167,122	291,998
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,331,692)	(2,017,983)
Sales of securities available-for-sale	5,189	53,304
Maturities and paydowns of securities available-for-sale	2,031,596	1,367,512
Purchase of securities held-to-maturity	(638,006)	—
Maturities and paydowns of securities held-to-maturity	4,617	—
Loan originations, net of principal collections	(671,623)	(108,530)
Net payments for premises and equipment	(14,703)	(19,637)
Net cash (paid) acquired in acquisitions	(69,987)	28,066
Other investing activities, net	28,527	59,628
Net cash used in investing activities	(656,082)	(637,640)
Cash Flows From Financing Activities
Net increase in deposits	721,470	961,463
Net increase in federal funds purchased and securities sold under repurchase agreements	60,000	—
Net decrease in short-term borrowings, net of transfers from long-term debt	(95,691)	(3,105)
Net increase (decrease) in long-term debt	7,707	(757)
Proceeds from exercise of stock options	9,044	4,507
Tax benefit from exercise of stock options	1,180	992
Cash dividends paid	(26,632)	(21,211)
Other financing activities, net	(1,930)	(1,429)
Net cash provided by financing activities	675,148	940,460
Net increase in cash and cash equivalents	186,188	594,818
Cash and cash equivalents at beginning of year	244,814	434,689
Cash and cash equivalents at end of period	$431,002	$1,029,507
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$25,674	$40,129
Income taxes	30,373	26,072
Non-cash investing activities:
Transfer of loans to other real estate owned	$41,728	$64,191
Transfer of SERP liability to equity	8,348	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$—	$10,441
Loans and leases	318,301	—
Covered loans	—	55,313
Covered other real estate owned	—	7,463
Deposits	—	(126,795)
Other borrowings	(320,856)	(3,165)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	City National Corporation Shareholders’ Equity
				Accumulated
	Common		Additional	other			Non-
	shares	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	capital	income (loss)	earnings	shares	interest	equity

Balance, January 1, 2011	53,885,886	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Net income (1)	—	—	—	—	87,163	—	1,067	88,230
Other comprehensive income, net of tax	—	—	—	19,440	—	—	—	19,440
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	(1,067)	(1,067)
Issuance of shares under share-based compensation plans	—	—	(14,229)	—	—	16,754	—	2,525
Share-based employee compensation expense	—	—	9,363	—	—	—	—	9,363
Tax benefit from share-based compensation plans	—	—	1,037	—	—	—	—	1,037
Common stock dividends	—	—	—	—	(21,211)	—	—	(21,211)
Net change in deferred compensation plans	—	—	600	—	—	—	—	600
Change in redeemable noncontrolling interest	—	—	349	—	—	—	—	349
Other	—	—	76	—	—	—	(50)	26
Balance, June 30, 2011	53,885,886	$53,886	$485,064	$56,293	$1,547,989	$(84,311)	$25,089	$2,084,010

Balance, January 1, 2012	53,885,886	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$—	$2,144,849
Net income (1)	—	—	—	—	101,023	—	—	101,023
Other comprehensive income, net of tax	—	—	—	10,435	—	—	—	10,435
Issuance of shares under share-based compensation plans	—	—	(16,506)	—	—	23,646	—	7,140
Share-based employee compensation expense	—	—	8,502	—	—	—	—	8,502
Tax benefit from share-based compensation plans	—	—	400	—	—	—	—	400
Common stock dividends	—	—	—	—	(26,829)	—	—	(26,829)
Net change in deferred compensation plans	—	—	703	—	—	2	—	705
Change in redeemable noncontrolling interest	—	—	792	—	—	—	—	792
Other (2)	—	—	8,348	—	—	—	—	8,348
Balance, June 30, 2012	53,885,886	$53,886	$491,439	$82,807	$1,686,163	$(58,930)	$—	$2,255,365

(1)      Net income excludes net income attributable to redeemable noncontrolling interest of $652 and $1,120 for the six month periods ended June 30, 2012 and 2011, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)      Conversion of pension liability to equity due to SERP amendment. See Note 14 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of June 30, 2012, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

During the six months ended June 30, 2012, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•              In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement and provides a model for measuring the fair value of an instrument classified in shareholders’ equity. ASU 2011-04 requires entities to make an accounting policy election regarding fair value measurements of financial assets and liabilities, such as derivatives, for which the exposure to market or counterparty credit risks is managed on a net or portfolio basis.

Note 1. Summary of Significant Accounting Policies (Continued)

The Company elected to continue measuring derivative instruments that are subject to master netting agreements on the net risk exposure at the measurement date.

The expanded disclosure requirements include more detailed disclosures about the valuation processes used in fair value measurements within Level 3 of the fair value hierarchy, and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which fair value is required to be disclosed in accordance with ASC Topic 825, Financial Instruments. The Company adopted ASU 2011-04 and expanded its disclosures starting with its first quarter 2012 reporting. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Note 2. Business Combinations

First American Equipment Finance

The Company acquired First American Equipment Finance (“FAEF”), a privately owned equipment leasing company, in an all-cash transaction on April 30, 2012. Headquartered in Rochester, New York, FAEF leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. FAEF operates as a wholly owned subsidiary of the Bank.

Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $343.0 million in assets and assumed $325.0 million in liabilities. The Company acquired lease receivables with a fair value of $318.3 million and assumed borrowings and nonrecourse debt with a fair value of $320.9 million. The Company recognized goodwill of approximately $68.4 million and acquisition-related expense of $0.6 million. This expense is included in Legal and professional fees in the consolidated statements of income.

The consolidated statement of income for 2012 includes the operating results produced by the acquired assets and assumed liabilities of FAEF from its acquisition date through June 30, 2012, which are not material to total operating results for the three and six month periods ended June 30, 2012. Further, the historical results of the acquired entity are not material to the Company’s results, and consequently, no pro forma information is presented.

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

Note 2. Business Combinations (Continued)

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

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$17,208	$17,208	$—	$—
Federal agency - Debt	999,207	—	999,207	—
Federal agency - MBS	691,672	—	691,672	—
CMOs - Federal agency	4,477,264	—	4,477,264	—
CMOs - Non-agency	65,466	—	65,466	—
State and municipal	383,650	—	336,483	47,167
Other debt securities	229,908	—	210,724	19,184
Equity securities and mutual funds	1,506	1,506	—	—
Trading securities	62,585	55,034	7,551	—
Mark-to-market derivatives (1)	66,659	3,177	63,482	—
Total assets at fair value	$6,995,125	$76,925	$6,851,849	$66,351

Liabilities
Mark-to-market derivatives (2)	$61,400	$1,690	$59,710	$—
Other liabilities	417	—	417	—
Total liabilities at fair value	$61,817	$1,690	$60,127	$—

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$1,671	$—	$—	$1,671
Commercial real estate mortgages	13,238	—	12,565	673
Residential mortgages	7,899	—	7,435	464
Real estate construction	7,499	—	—	7,499
Equity lines of credit	790	—	—	790
Installment	550	—	550	—
Other real estate owned (5)	48,550	—	37,865	10,685
Private equity and alternative investments	3,455	—	—	3,455
Total assets at fair value	$83,652	$—	$58,415	$25,237

(1)         Reported in Other assets in the consolidated balance sheets.

(2)         Reported in Other liabilities in the consolidated balance sheets.

(3)         Impaired loans for which fair value was calculated using the collateral valuation method.

(4)         Includes lease financing.

(5)         Other real estate owned balance of $117.5 million in the consolidated balance sheets includes $82.8 million of covered OREO and is net of estimated disposal costs.

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

Note 3. Fair Value Measurements (Continued)

At June 30, 2012, $7.00 billion, or approximately 28 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $7.70 billion, or 33 percent, at December 31, 2011. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At June 30, 2012, $61.8 million of the Company’s total liabilities were recorded at fair value using Level 1 or Level 2 inputs, compared with $53.1 million at December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the six months ended June 30, 2012.  At June 30, 2012, $83.7 million, or approximately 0.3 percent, of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $111.4 million, or approximately 0.5 percent, at December 31, 2011. These assets were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2012 and 2011.

Level 3 Assets Measured on a Recurring Basis

	For the six months ended
	June 30, 2012	June 30, 2011
(in thousands)	Securities Available-for-Sale	Securities Available-for-Sale
Balance, beginning of period	$19,583	$20,982
Total realized/unrealized gains (losses):
Included in other comprehensive income	1,221	1,585
Settlements	(1,664)	(1,728)
Transfers into Level 3	47,165	—
Other (1)	46	(33)
Balance, end of period	$66,351	$20,806

(1)   Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities available-for-sale. During the six months ended June 30, 2012, municipal auction rate securities totaling $47.2 million were transferred from Level 2 to Level 3 of the fair value hierarchy as a result of a change in the method used to value these securities. The valuation methodology was revised due to the prolonged period of inactivity in the market for auction rate securities. At June 30, 2012, these securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Senior notes totaling $19.2 million at June 30, 2012 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag. The Company had no liabilities with fair value measurements categorized as Level 3 at June 30, 2012 or 2011.

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the six months ended June 30, 2012 and 2011. Paydowns of $1.7 million were received on Level 3 assets measured on a recurring basis for the six months ended June 30, 2012 and 2011, respectively. There were no gains or losses for the six months ended June 30, 2012 and 2011 included in earnings that were attributable to the change in unrealized gains or losses relating to Level 3 assets still held as of June 30, 2012 and 2011.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at June 30, 2012	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$11,097	Market	- Adjustments to external or internal appraised values - Probability weighting of broker price opinions - Management assumptions regarding market trends or other relevant factors
Other real estate owned	$10,685	Market	- Adjustments to external or internal appraised values - Probability weighting of broker price opinions - Management assumptions regarding market trends or other relevant factors
Private equity and alternative investments	$3,455	Cost Recovery	- Management’s assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

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

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Collateral dependent impaired loans:
Commercial	$—	$—	$(367)	$(606)
Commercial real estate mortgages	(1,572)	340	(1,937)	7,454
Residential mortgages	(540)	(47)	(1,122)	(189)
Real estate construction	(281)	(3,417)	(6,753)	(1,199)
Equity lines of credit	(115)	(546)	(62)	(510)
Installment	—	197	(107)	(4,317)
Other real estate owned (1)	(3,700)	(16,869)	(12,165)	(25,991)
Private equity and alternative investments	(333)	(200)	(460)	(200)
Total net losses recognized	$(6,541)	$(20,542)	$(22,973)	$(25,558)

(1)         Net losses on OREO includes $3.5 million and $11.0 million of net losses related to covered OREO for the three and six months ended June 30, 2012, respectively, and $14.6 million and $22.8 million of net losses for the three and six months ended June 30, 2011, respectively. A significant portion of net losses on covered OREO is reimbursable by the FDIC.

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. The table below summarizes the estimated fair values for the Company’s financial instruments as of June 30, 2012 and December 31, 2011. The table also provides information on the level in the fair value hierarchy for inputs used in the fair value of financial assets and financial liabilities. Refer to Note 1, Summary of Significant Accounting Policies, in the Company’s 2011 Form 10-K for additional information on fair value measurements. Most financial assets and financial liabilities for which carrying amount equals fair value are considered by the Company to be Level 1 measurements in the fair value hierarchy. Additional detail on assets and liabilities that are categorized in multiple levels of the fair value hierarchy is provided in the above tables of this Note.

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

Securities available-for-sale, Securities held-to-maturity and Trading securities — For securities held as available-for-sale and held-to-maturity, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security. If quoted market prices or observable market inputs are not available, discounted cash flows or market valuations of comparable securities with similar credit risk and maturities may be used to determine an appropriate fair value. Fair values for trading securities are based on quoted market prices or dealer quotes. The fair value of trading securities for which quoted prices are not available is based on observable market inputs.

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

Other short-term borrowings — The fair value of the current portion of long-term debt classified in short-term borrowings is obtained through third-party pricing sources. The fair value of nonrecourse debt is determined by discounting estimated future cash flows based on estimated current market rates. The carrying amount of the remaining other short-term borrowings is a reasonable estimate of fair value.

Long-term debt — The fair value of long-term debt, excluding nonrecourse debt, is obtained through third-party pricing sources. The fair value of nonrecourse debt is determined by discounting estimated future cash flows based on estimated current market rates.

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

		June 30, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
(in millions)	Level	Amount	Value	Amount	Value
Financial Assets:
Cash and due from banks	1	$162.9	$162.9	$168.4	$168.4
Due from banks - interest bearing	1	106.1	106.1	76.4	76.4
Federal funds sold	1	162.0	162.0	—	—
Securities available-for-sale	1, 2, 3	6,865.9	6,865.9	7,571.9	7,571.9
Securities held-to-maturity	2	1,100.2	1,127.1	467.7	473.9
Trading securities	1, 2	62.6	62.6	62.0	62.0
Loans and leases, net of allowance	3	13,237.7	13,694.6	12,046.8	12,400.5
Covered loans, net of allowance	3	1,217.0	1,282.2	1,417.3	1,472.6
FDIC indemnification asset	3	170.7	149.4	204.3	184.3
Investment in FHLB and FRB stock	2	99.7	99.7	107.4	107.4
Derivative assets	1, 2	66.7	66.7	62.2	62.2

Financial Liabilities:
Deposits	2, 3	$21,109.1	$21,112.9	$20,387.6	$20,392.3
Federal funds purchased and securities sold under repurchase agreements	1	110.0	110.0	50.0	50.0
Other short-term borrowings	2, 3	212.1	216.0	—	—
Long-term debt	2, 3	712.3	758.2	697.8	718.7
Derivative liabilities	1, 2	61.4	61.4	52.9	52.9
FDIC clawback liability	3	9.2	9.2	8.1	8.1

Note 4. Securities

At June 30, 2012, the Company had total securities of $8.03 billion, comprised of securities available-for-sale at fair value of $6.87 billion, securities held-to-maturity at amortized cost of $1.10 billion and trading securities at fair value of $62.6 million. At December 31, 2011, the Company had total securities of $8.10 billion, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million.

Note 4. Securities (Continued)

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at June 30, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2012
Securities available-for-sale:
U.S. Treasury	$17,223	$1	$(16)	$17,208
Federal agency - Debt	994,268	4,954	(15)	999,207
Federal agency - MBS	655,384	36,288	—	691,672
CMOs - Federal agency	4,388,817	89,297	(850)	4,477,264
CMOs - Non-agency	70,702	839	(6,075)	65,466
State and municipal	365,236	18,515	(101)	383,650
Other debt securities	231,795	5,291	(7,178)	229,908
Total debt securities	6,723,425	155,185	(14,235)	6,864,375
Equity securities and mutual funds	336	1,170	—	1,506
Total securities available-for-sale	$6,723,761	$156,355	$(14,235)	$6,865,881

Securities held-to-maturity (1):
Federal agency - Debt	$103,439	$2,002	$—	$105,441
Federal agency - MBS	200,763	5,520	(99)	206,184
CMOs - Federal agency	642,102	18,384	(22)	660,464
State and municipal	153,925	2,248	(1,209)	154,964
Total securities held-to-maturity	$1,100,229	$28,154	$(1,330)	$1,127,053

December 31, 2011
Securities available-for-sale:
U.S. Treasury	$19,163	$24	$(5)	$19,182
Federal agency - Debt	1,967,928	6,230	(296)	1,973,862
Federal agency - MBS	650,091	31,040	(87)	681,044
CMOs - Federal agency	4,239,205	89,926	(2,224)	4,326,907
CMOs - Non-agency	79,999	322	(11,320)	69,001
State and municipal	383,210	18,767	(373)	401,604
Other debt securities	106,051	1,896	(8,873)	99,074
Total debt securities	7,445,647	148,205	(23,178)	7,570,674
Equity securities and mutual funds	352	875	—	1,227
Total securities available-for-sale	$7,445,999	$149,080	$(23,178)	$7,571,901

Securities held-to-maturity (1):
Federal agency - Debt	$40,423	$780	$—	$41,203
Federal agency - MBS	75,231	1,632	—	76,863
CMOs - Federal agency	292,547	2,580	(195)	294,932
State and municipal	59,479	1,463	(37)	60,905
Total securities held-to-maturity	$467,680	$6,455	$(232)	$473,903

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $5.2 million for the three and six months ended June 30, 2012, respectively, compared with $47.2 million and $53.3 million for the three and six months ended June 30, 2011, respectively. There were no sales of securities held-to-maturity during the three and six months ended June 30, 2012 and June 30, 2011. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Gross realized gains	$40	$2,621	$536	$2,781
Gross realized losses	(319)	(932)	(366)	(962)
Net realized (losses) gains	$(279)	$1,689	$170	$1,819

Interest income on securities (including trading securities) for the three months ended June 30, 2012 and 2011 is comprised of: (i) taxable interest income of $39.3 million and $36.3 million, respectively (ii) nontaxable interest income of $4.0 million and $2.9 million, respectively, and (iii) dividend income of $0.2 million and $0.4 million, respectively. Interest income on securities (including trading securities) for the six months ended June 30, 2012 and 2011 is comprised of: (i) taxable interest income of $80.9 million and $70.6 million, respectively (ii) nontaxable interest income of $7.8 million and $5.9 million, respectively, and (iii) dividend income of $0.2 million and $0.6 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$5,003	$12,205	$—	$—	$17,208
Federal agency - Debt	663,719	335,488	—	—	999,207
Federal agency - MBS	11	455,069	236,592	—	691,672
CMOs - Federal agency	309,857	4,012,348	155,059	—	4,477,264
CMOs - Non-agency	12,442	20,992	32,032	—	65,466
State and municipal	47,369	218,736	67,047	50,498	383,650
Other	3,416	184,044	42,448	—	229,908
Total debt securities available-for-sale	$1,041,817	$5,238,882	$533,178	$50,498	$6,864,375

Amortized cost	$1,035,552	$5,130,739	$506,789	$50,345	$6,723,425

Securities held-to-maturity:
Federal agency - Debt	$10,947	$—	$—	$92,492	$103,439
Federal agency - MBS	—	2,663	198,100	—	200,763
CMOs - Federal agency	—	92,378	549,724	—	642,102
State and municipal	500	10,386	96,733	46,306	153,925
Total debt securities held-to-maturity at amortized cost	$11,447	$105,427	$844,557	$138,798	$1,100,229

Note 4. Securities (Continued)

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain non-agency CMOs were other-than-temporarily impaired at June 30, 2012. See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2012. Impairment losses recognized in earnings on securities available-for-sale during the three and six months ended June 30, 2011 were $0.3 million and $0.5 million, respectively. The Company recognized $4.0 million and $3.8 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at June 30, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2012.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2012 and 2011. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold during the period. Cumulative impairment is further reduced for increases in expected cash flows.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$17,369	$17,550	$17,531	$17,923
Subsequent credit-related impairment	178	294	178	458
Reduction for securities sold	—	(455)	—	(455)
Reduction for net increase in expected cash flows on securities for which OTTI was previously recognized	(181)	(96)	(343)	(633)
Balance, end of period	$17,366	$17,293	$17,366	$17,293

Note 4. Securities (Continued)

Non-Agency CMOs

The Company held $44.3 million of variable rate non-agency CMOs at June 30, 2012, of which $19.3 million of these securities were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.2 million for the three and six months ended June 30, 2012. The Company recognized credit-related impairment losses of $0.3 million and $0.5 million in earnings for the three and six months ended June 30, 2011, respectively. The non-credit portion of other-than-temporary impairment for these securities at June 30, 2012 and 2011 was recognized in AOCI and is attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $21.2 million in fixed rate non-agency CMOs at June 30, 2012, none of which have experienced any other-than-temporary impairment.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2012
Securities available-for-sale:
U.S. Treasury	$12,206	$16	$—	$—	$12,206	$16
Federal agency - Debt	54,606	15	—	—	54,606	15
CMOs - Federal agency	416,059	850	—	—	416,059	850
CMOs - Non-agency	3,918	19	33,743	6,056	37,661	6,075
State and municipal	4,006	60	1,415	41	5,421	101
Other debt securities	13,244	3	15,768	7,175	29,012	7,178
Total securities available-for-sale	$504,039	$963	$50,926	$13,272	$554,965	$14,235

Securities held-to-maturity:
Federal agency - MBS	$9,852	$99	$—	$—	$9,852	$99
CMOs - Federal agency	5,121	22	—	—	5,121	22
State and municipal	66,954	1,209	—	—	66,954	1,209
Total securities held-to-maturity	$81,927	$1,330	$—	$—	$81,927	$1,330

Note 4. Securities (Continued)

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2011
Securities available-for-sale:
U.S. Treasury	$4,145	$5	$—	$—	$4,145	$5
Federal agency - Debt	409,129	296	—	—	409,129	296
Federal agency - MBS	24,519	87	—	—	24,519	87
CMOs - Federal agency	744,737	2,224	—	—	744,737	2,224
CMOs - Non-agency	20,094	833	31,400	10,487	51,494	11,320
State and municipal	42,164	268	2,023	105	44,187	373
Other debt securities	34,153	508	14,718	8,365	48,871	8,873
Total securities available-for-sale	$1,278,941	$4,221	$48,141	$18,957	$1,327,082	$23,178

Securities held-to-maturity:
CMOs - Federal agency	$32,256	$195	$—	$—	$32,256	$195
State and municipal	5,784	37	—	—	5,784	37
Total securities held-to-maturity	$38,040	$232	$—	$—	$38,040	$232

At June 30, 2012, the Company had $555.0 million of securities available-for-sale in an unrealized loss position, consisting of $535.7 million of temporarily impaired securities and $19.3 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $81.9 million of securities held-to-maturity in an unrealized loss position. At June 30, 2012, the Company had 141 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 4 U.S. Treasury securities, 2 federal agency debt securities, 1 federal agency MBS, 20 federal agency CMOs, 7 non-agency CMOs, 105 state and municipal securities and 2 other debt securities.

The unrealized loss on non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults. The Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at June 30, 2012 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $7.0 million net unrealized loss at June 30, 2012, which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

Note 4. Securities (Continued)

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

Note 5. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) totaled $99.7 million and $107.4 million at June 30, 2012 and December 31, 2011, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock and does not consider its investments to be impaired at June 30, 2012.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $40.2 million at June 30, 2012 and $39.9 million at December 31, 2011. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,
Fund Type	2012	2011
Private equity and venture capital	$23,306	$23,093
Real estate	10,711	10,541
Hedge	2,866	2,883
Other	3,355	3,402
Total	$40,238	$39,919

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $0.3 million and $0.5 million on its investments during the three and six months ended June 30, 2012, respectively. The Company recognized impairment losses totaling $0.2 million on its investments during the three and six months ended June 30, 2011.

Note 5. Other Investments (Continued)

The table below provides information as of June 30, 2012 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

Alternative Investments Measured at Fair Value on a Nonrecurring Basis

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$42	$—	None (1)	N/A
Real estate (3)	3,413	506	None (1)	N/A
Total	$3,455	$506

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,
(in thousands)	2012	2011
Commercial	$5,379,489	$4,846,594
Commercial real estate mortgages	2,424,333	2,110,749
Residential mortgages	3,822,630	3,763,218
Real estate construction	301,829	315,609
Equity lines of credit	741,270	741,081
Installment	130,200	132,647
Lease financing	707,458	399,487
Loans and leases, excluding covered loans	13,507,209	12,309,385
Less: Allowance for loan and lease losses	(269,534)	(262,557)
Loans and leases, excluding covered loans, net	13,237,675	12,046,828

Covered loans	1,260,135	1,481,854
Less: Allowance for loan losses	(43,147)	(64,565)
Covered loans, net	1,216,988	1,417,289

Total loans and leases	$14,767,344	$13,791,239
Total loans and leases, net	$14,454,663	$13,464,117

The loan amounts above include unamortized fees, net of deferred costs, of $5.0 million and $7.5 million as of June 30, 2012 and December 31, 2011, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at June 30, 2012, California represented 81 percent of total loans outstanding and New York and Nevada represented 7 percent and 3 percent, respectively. The remaining 9 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company’s covered loan portfolio at June 30, 2012, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (8 percent), Arizona (4 percent) and Ohio (4 percent). The remaining 33 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.26 billion as of June 30, 2012 and $1.48 billion as of December 31, 2011. Covered loans, net of allowance for loan losses, were $1.22 billion at June 30, 2012 and $1.42 billion at December 31, 2011.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,
(in thousands)	2012	2011
Commercial	$22,772	$30,911
Commercial real estate mortgages	1,135,071	1,288,352
Residential mortgages	5,766	14,931
Real estate construction	90,196	140,992
Equity lines of credit	5,265	5,167
Installment	1,065	1,501
Covered loans	1,260,135	1,481,854
Less: Allowance for loan losses	(43,147)	(64,565)
Covered loans, net	$1,216,988	$1,417,289

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income at a level yield over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
(in thousands)	2012	2011
Balance, beginning of period	$436,374	$562,826
Additions	—	10,871
Accretion	(43,085)	(54,558)
Reclassifications (to) from nonaccretable yield	(10,212)	13,461
Disposals and other	(36,944)	(27,127)
Balance, end of period	$346,133	$505,473

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans.  Reclassifications between accretable yield and nonaccretable yield may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of accretable yield to nonaccretable yield during 2012 was principally driven by negative changes in future cash flows, both timing and amount, which were primarily a result of changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $170.7 million at June 30, 2012 and $204.3 million at December 31, 2011.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of activity in the allowance for loan and lease losses and the period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and six months ended June 30, 2012 and 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended June 30, 2012

Allowance for loan and lease losses:
Beginning balance	$84,087	$46,586	$13,803	$22,096	$8,032	$1,938	$89,535	$266,077
Provision for credit losses (2)	1,228	(51)	(846)	326	386	100	(427)	716
Charge-offs	(1,302)	(181)	(749)	(7,858)	(846)	(617)	—	(11,553)
Recoveries	9,394	1,294	206	3,019	38	343	—	14,294
Net (charge-offs) recoveries	8,092	1,113	(543)	(4,839)	(808)	(274)	—	2,741
Ending balance	$93,407	$47,648	$12,414	$17,583	$7,610	$1,764	$89,108	$269,534

Six months ended June 30, 2012

Allowance for loan and lease losses:
Beginning balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557
Provision for credit losses (2)	(2,933)	1,234	(578)	(1,029)	548	(338)	2,842	(254)
Charge-offs	(10,219)	(873)	(1,303)	(9,459)	(1,035)	(826)	—	(23,715)
Recoveries	23,594	1,320	266	4,724	73	969	—	30,946
Net (charge-offs) recoveries	13,375	447	(1,037)	(4,735)	(962)	143	—	7,231
Ending balance	$93,407	$47,648	$12,414	$17,583	$7,610	$1,764	$89,108	$269,534

Ending balance of allowance:
Individually evaluated for impairment	$2,850	$2,282	$398	$1,866	$154	$—	$—	$7,550
Collectively evaluated for impairment	90,557	45,366	12,016	15,717	7,456	1,764	89,108	261,984

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$6,086,947	$2,424,333	$3,822,630	$301,829	$741,270	$130,200	$—	$13,507,209
Individually evaluated for impairment	43,144	45,491	13,634	66,529	4,434	550	—	173,782
Collectively evaluated for impairment	6,043,803	2,378,842	3,808,996	235,300	736,836	129,650	—	13,333,427

(1)	Includes lease financing loans.
(2)

Provision for credit losses in the allowance rollforward for the three months ended June 30, 2012 includes total provision expense of $1.0 million and total transfers to the reserve for off-balance sheet credit commitments of $0.3 million. Provision for credit losses for the six months ended June 30, 2012 includes total provision expense of $1.0 million and total transfers to the reserve for off-balance sheet credit commitments of $1.3 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended June 30, 2011

Allowance for loan and lease losses:
Beginning balance	$75,661	$47,519	$13,527	$36,693	$6,445	$5,445	$78,066	$263,356
Provision for credit losses (2)	7,440	272	(401)	(7,815)	343	(3,600)	2,143	(1,618)
Charge-offs	(3,446)	(98)	(375)	(1,897)	(128)	(131)	—	(6,075)
Recoveries	6,062	1,367	122	2,474	8	237	—	10,270
Net charge-offs (recoveries)	2,616	1,269	(253)	577	(120)	106	—	4,195
Ending balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933

Six months ended June 30, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	2,587	(10,937)	(3,012)	(15,772)	316	(1,884)	26,906	(1,796)
Charge-offs	(6,684)	(2,897)	(1,022)	(2,463)	(921)	(455)	—	(14,442)
Recoveries	7,363	10,378	154	6,866	44	359	—	25,164
Net charge-offs (recoveries)	679	7,481	(868)	4,403	(877)	(96)	—	10,722
Ending balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933

Ending balance of allowance:
Individually evaluated for impairment	$7,605	$1,150	$56	$1,853	$404	$—	$—	$11,068
Collectively evaluated for impairment	78,112	47,910	12,817	27,602	6,264	1,951	80,209	254,865

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$4,800,252	$1,930,269	$3,710,765	$355,014	$735,899	$130,924	$—	$11,663,123
Individually evaluated for impairment	19,236	23,769	12,536	60,630	4,522	41	—	120,734
Collectively evaluated for impairment	4,781,016	1,906,500	3,698,229	294,384	731,377	130,883	—	11,542,389

(1)	Includes lease financing loans.
(2)

There was no provision for credit losses for the three and six months ended June 30, 2011. Net transfers to the reserve for off-balance sheet credit commitments were $1.6 million and $1.8 million for the three and six months ended June 30, 2011, respectively.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$24,067	$21,707	$23,097	$21,529
Transfers from allowance for loan and lease losses	284	1,618	1,254	1,796
Balance, end of period	$24,351	23,325	$24,351	23,325

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at June 30, 2012, December 31, 2011 and June 30, 2011 is provided in the following tables:

		Unpaid		For the three months ended June 30, 2012		For the six months ended June 30, 2012
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial	$32,378	$43,247	$—	$30,100	$—	$23,451	$—
Commercial real estate mortgages	28,368	33,107	—	21,188	55	20,748	124
Residential mortgages:
Fixed	1,830	2,518	—	2,248	—	2,663	—
Variable	6,257	6,688	—	6,412	39	5,504	39
Total residential mortgages	8,087	9,206	—	8,660	39	8,167	39
Real estate construction:
Construction	38,828	52,209	—	29,937	126	29,103	242
Land	18,936	22,101	—	21,513	—	24,006	—
Total real estate construction	57,764	74,310	—	51,450	126	53,109	242
Equity lines of credit	3,207	4,245		4,621	—	4,861	—
Installment:
Consumer	550	927	—	550	—	586	—
Total installment	550	927	—	550	—	586	—
Lease financing	—	—	—	—	—	9
Total with no related allowance	$130,354	$165,042	$—	$116,569	$220	$110,931	$405

With an allowance recorded:
Commercial	$10,766	$11,591	$2,850	$11,680	$—	$12,995	$—
Commercial real estate mortgages	17,123	18,266	2,282	12,711	—	12,077	—
Residential mortgages:
Fixed	2,291	2,353	236	2,316	—	1,716	—
Variable	3,256	3,951	162	2,341	—	2,044	—
Total residential mortgages	5,547	6,304	398	4,657	—	3,760	—
Real estate construction:
Land	8,765	18,575	1,866	15,658	—	16,900	—
Total real estate construction	8,765	18,575	1,866	15,658	—	16,900	—
Equity lines of credit	1,227	1,421	154	1,086	—	1,155	—
Total with an allowance	$43,428	$56,157	$7,550	$45,792	$—	$46,887	$—

Total impaired loans by type:
Commercial	$43,144	$54,838	$2,850	$41,780	$—	$36,446	$—
Commercial real estate mortgages	45,491	51,373	2,282	33,899	55	32,825	124
Residential mortgages	13,634	15,510	398	13,317	39	11,927	39
Real estate construction	66,529	92,885	1,866	67,108	126	70,009	242
Equity lines of credit	4,434	5,666	154	5,707	—	6,016	—
Installment	550	927	—	550	—	586	—
Lease financing	—	—	—	—	—	9	—
Total impaired loans	$173,782	$221,199	$7,550	$162,361	$220	$157,818	$405

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance (1)	Related Allowance
December 31, 2011
With no related allowance recorded:
Commercial	$10,153	$11,588	$—
Commercial real estate mortgages	19,867	23,983	—
Residential mortgages:
Fixed	3,493	4,035	—
Variable	3,689	4,000	—
Total residential mortgages	7,182	8,035	—
Real estate construction:
Construction	27,435	40,605	—
Land	28,991	32,335	—
Total real estate construction	56,426	72,940	—
Equity lines of credit	5,341	6,325	—
Installment:
Consumer	658	976	—
Total installment	658	976	—
Lease financing	28	5,225	—
Total with no related allowance	$99,655	$129,072	$—

With an allowance recorded:
Commercial	$15,627	$21,377	$7,135
Commercial real estate mortgages	10,811	11,215	1,551
Residential mortgages:
Fixed	515	535	40
Variable	1,449	1,476	68
Total residential mortgages	1,964	2,011	108
Real estate construction:
Land	19,385	29,381	4,377
Total real estate construction	19,385	29,381	4,377
Equity lines of credit	1,292	1,461	91
Total with an allowance	$49,079	$65,445	$13,262

Total impaired loans by type:
Commercial	$25,780	$32,965	$7,135
Commercial real estate mortgages	30,678	35,198	1,551
Residential mortgages	9,146	10,046	108
Real estate construction	75,811	102,321	4,377
Equity lines of credit	6,633	7,786	91
Installment	658	976	—
Lease financing	28	5,225	—
Total impaired loans	$148,734	$194,517	$13,262

(1)	The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended June 30, 2011		For the six months ended June 30, 2011
(in thousands)	Recorded Investment	Contractual Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded:
Commercial	$4,007	$23,764	$—	$5,204	$—	$5,901	$—
Commercial real estate mortgages	14,610	21,607	—	16,550	60	18,866	190
Residential mortgages:
Fixed	7,834	8,678	—	7,036	17	8,338	162
Variable	4,163	4,595	—	3,717	24	3,827	34
Total residential mortgages	11,997	13,273	—	10,753	41	12,165	196
Real estate construction:
Construction	39,184	73,136	—	44,221	175	54,740	405
Land	11,271	15,100	—	17,400	—	19,510	—
Total real estate construction	50,455	88,236	—	61,621	175	74,250	405
Equity lines of credit	2,420	2,551	—	2,856	—	2,906	—
Installment:
Consumer	41	41	—	41	—	41	—
Total installment	41	41	—	41	—	41	—
Lease financing	762	6,279	—	935	—	1,002	99
Total with no related allowance	$84,292	$155,751	$—	$97,960	$276	$115,131	$890

With an allowance recorded:
Commercial	$14,467	$46,222	$7,605	$10,695	$—	$9,986	$—
Commercial real estate mortgages	9,159	10,960	1,150	8,229	—	11,866	—
Residential mortgages:
Fixed	539	549	56	1,046	—	886	—
Variable	—	—	—	707	—	950	—
Total residential mortgages	539	549	56	1,753	—	1,836	—
Real estate construction:
Construction	—	—	—	4,409	—	5,889	—
Land	10,175	10,700	1,853	5,087	—	3,392	—
Total real estate construction	10,175	10,700	1,853	9,496	—	9,281	—
Equity lines of credit	2,102	2,555	404	1,530	3	1,642	6
Installment:
Commercial	—	—	—	3,448	—	2,299
Total installment	—	—	—	3,448	—	2,299	—
Lease financing	—	—	—	—	—	285
Total with an allowance	$36,442	$70,986	$11,068	$35,151	$3	$37,195	$6

Total impaired loans by type:
Commercial	$18,474	$69,986	$7,605	$15,899	$—	$15,887	$—
Commercial real estate mortgages	23,769	32,567	1,150	24,779	60	30,732	190
Residential mortgages	12,536	13,822	56	12,506	41	14,001	196
Real estate construction	60,630	98,936	1,853	71,117	175	83,531	405
Equity lines of credit	4,522	5,106	404	4,386	3	4,548	6
Installment	41	41	—	3,489	—	2,340	—
Lease financing	762	6,279	—	935	—	1,287	99
Total impaired loans	$120,734	$226,737	$11,068	$133,111	$279	$152,326	$896

(1)	The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at June 30, 2012 and December 31, 2011 included $72.8 million and $46.6 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following tables provide a summary of loans modified in a troubled debt restructuring during the three and six months ended June 30, 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)

Three months ended June 30, 2012
Commercial	4	$18,179	$18,148	$—
Commercial real estate mortgages	2	15,832	15,832	—
Real estate construction:
Construction	2	9,325	9,325	—
Total troubled debt restructured loans	8	$43,336	$43,305	$—

Six months ended June 30, 2012
Commercial	9	$35,161	$32,351	$—
Commercial real estate mortgages	2	15,832	15,832	—
Residential mortgages:
Fixed	1	655	—	—
Real estate construction:
Construction	3	14,857	14,458	—
Total troubled debt restructured loans	15	$66,505	$62,641	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the six months ended June 30, 2012, that had been modified as a troubled debt restructuring during the 12 months prior to their default:

	For the three months ended June 30, 2012			For the six months ended June 30, 2012
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	2	$4,327	$277	3	$4,341	$277
Real estate construction:
Land	—	—	—	2	1,371	—
Total loans that subsequently defaulted	2	$4,327	$277	5	$5,712	$277

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with pre-modification outstanding balances totaling $43.3 million and $66.5 million were modified in troubled debt restructurings during the three and six months ended June 30, 2012. The concessions granted in the restructurings completed in 2012 largely consisted of interest rate concessions and modification of payment terms to interest only. The unpaid principal balance of TDR loans was $113.7 million, before specific reserves of $2.6 million, at June 30, 2012 and $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. The net increase in TDR loans from the prior year-end was attributable to $66.4 million of additions that were partially offset by $35.9 million of payments received. The remaining change in TDR loans was a result of charge-offs and loans that were removed from TDR status. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the six months ended June 30, 2012, three commercial loans and two land loans that had been restructured within the preceding 12 months were not performing in accordance with their new terms. The defaults were primarily due to missed or late payments. Additionally, a land loan went into technical default when the borrower failed to sell the collateral by the date specified in the restructuring agreement. All other TDR loans were performing in accordance with their restructured terms at June 30, 2012. As of June 30, 2012, there were no commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at June 30, 2012 and December 31, 2011 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2012
Commercial	$6,864	$2,218	$—	$18,936	$28,018	$5,351,471	$5,379,489
Commercial real estate mortgages	21,290	20,859	—	28,780	70,929	2,353,404	2,424,333
Residential mortgages:
Fixed	—	—	1,244	5,000	6,244	1,493,281	1,499,525
Variable	—	—	—	9,064	9,064	2,314,041	2,323,105
Total residential mortgages	—	—	1,244	14,064	15,308	3,807,322	3,822,630
Real estate construction:
Construction	1,717	—	—	15,126	16,843	219,930	236,773
Land	—	—	—	14,550	14,550	50,506	65,056
Total real estate construction	1,717	—	—	29,676	31,393	270,436	301,829
Equity lines of credit	520	—	322	6,505	7,347	733,923	741,270
Installment:
Commercial	—	—	—	—	—	467	467
Consumer	37	—	—	575	612	129,121	129,733
Total installment	37	—	—	575	612	129,588	130,200
Lease financing	61	158	499	120	838	706,620	707,458
Total	$30,489	$23,235	$2,065	$98,656	$154,445	$13,352,764	$13,507,209

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2011
Commercial	$6,817	$1,003	$—	$19,888	$27,708	$4,818,886	$4,846,594
Commercial real estate mortgages	5,838	—	—	21,948	27,786	2,082,963	2,110,749
Residential mortgages:
Fixed	662	525	379	5,572	7,138	1,574,658	1,581,796
Variable	—	2,983	—	4,199	7,182	2,174,240	2,181,422
Total residential mortgages	662	3,508	379	9,771	14,320	3,748,898	3,763,218
Real estate construction:
Construction	—	—	—	15,582	15,582	202,279	217,861
Land	—	—	—	35,294	35,294	62,454	97,748
Total real estate construction	—	—	—	50,876	50,876	264,733	315,609
Equity lines of credit	—	—	74	8,669	8,743	732,338	741,081
Installment:
Commercial	—	—	—	4	4	601	605
Consumer	150	—	—	870	1,020	131,022	132,042
Total installment	150	—	—	874	1,024	131,623	132,647
Lease financing	—	—	—	—	—	399,487	399,487
Total	$13,467	$4,511	$453	$112,026	$130,457	$12,178,928	$12,309,385

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of June 30, 2012 and December 31, 2011. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	June 30, 2012			December 31, 2011
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$5,224,293	$155,196	$5,379,489	$4,732,663	$113,931	$4,846,594
Commercial real estate mortgages	2,269,348	154,985	2,424,333	1,930,001	180,748	2,110,749
Residential mortgages:
Fixed	1,484,559	14,966	1,499,525	1,565,420	16,376	1,581,796
Variable	2,310,241	12,864	2,323,105	2,163,458	17,964	2,181,422
Total residential mortgages	3,794,800	27,830	3,822,630	3,728,878	34,340	3,763,218
Real estate construction:
Construction	177,950	58,823	236,773	147,916	69,945	217,861
Land	33,350	31,706	65,056	43,717	54,031	97,748
Total real estate construction	211,300	90,529	301,829	191,633	123,976	315,609
Equity lines of credit	721,715	19,555	741,270	724,045	17,036	741,081
Installment:
Commercial	467	—	467	601	4	605
Consumer	129,072	661	129,733	130,921	1,121	132,042
Total installment	129,539	661	130,200	131,522	1,125	132,647
Lease financing	703,518	3,940	707,458	396,256	3,231	399,487
Total	$13,054,513	$452,696	$13,507,209	$11,834,998	$474,387	$12,309,385

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$61,471	$82,016	$64,565	$67,389
Provision for losses	13,293	1,716	20,759	20,832
Reduction in allowance due to loan removals	(31,617)	(16,103)	(42,177)	(20,592)
Balance, end of period	$43,147	$67,629	$43,147	$67,629

The allowance for loan losses on covered loans was $43.1 million, $64.6 million and $67.6 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Company recorded provision expense of $13.3 million and $20.8 million on covered loans for the three and six months ended June 30, 2012, respectively, and $1.7 million and $20.8 million for the three and six months ended June 30, 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At June 30, 2012 and December 31, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of June 30, 2012 and December 31, 2011.

At June 30, 2012, covered loans that were 30 to 89 days delinquent totaled $17.3 million and covered loans that were 90 days or more past due on accrual status totaled $190.0 million. At December 31, 2011, covered loans that were 30 to 89 days delinquent totaled $49.1 million and covered loans that were 90 days or more past due on accrual status totaled $330.2 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$29,074	$78,456	$107,530	$56,342	$121,822	$178,164
Additions	10,476	22,960	33,436	3,967	33,549	37,516
Sales	(1,540)	(14,332)	(15,872)	(11,083)	(24,836)	(35,919)
Valuation adjustments	(3,343)	(4,250)	(7,593)	(1,592)	(15,628)	(17,220)
Balance, end of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541

The following table provides a summary of OREO activity for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	12,693	29,035	41,728	10,528	61,126	71,654
Sales	(4,417)	(32,693)	(37,110)	(17,147)	(43,153)	(60,300)
Valuation adjustments	(4,399)	(12,058)	(16,457)	(3,064)	(23,932)	(26,996)
Balance, end of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541

At June 30, 2012, OREO was $117.5 million and included $82.8 million of covered OREO. At December 31, 2011, OREO was $129.3 million and included $98.6 million of covered OREO. The balance of OREO at June 30, 2012 and December 31, 2011 is net of valuation allowances of $38.8 million and $37.4 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of June 30, 2012 and December 31, 2011 are provided below:

	June 30,	December 31,
(in thousands) (1)	2012	2011
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$210,466	$—
Federal funds purchased	110,000	50,000
Current portion of nonrecourse debt (5)	1,611	—
Total short-term borrowings	$322,077	$50,000

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$215,848
City National Corporation - 5.25% Senior Notes Due September 2020	297,461	297,308
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,736	49,718
City National Bank - 9.00% Subordinated Notes Due August 2019	74,867	74,858
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,902	54,895
City National Bank - 5.375% Subordinated Notes Due July 2022	149,018	—
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,151	5,151
Nonrecourse debt (5)	81,145	—
Total long-term debt	$712,280	$697,778

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

(4)	These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of June 30, 2012, the interest rate was 2.43 percent.
(5)	Nonrecourse debt bears interest at an average rate of 4.09 percent as of June 30, 2012 and has maturity dates ranging from September 2012 to July 2018.

On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of June 30, 2012, FAEF borrowings were comprised of $82.8 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds will be used for general corporate purposes.

Note 9. Shareholders’ Equity

The components of AOCI at June 30, 2012 and December 31, 2011 are as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Net unrealized gain on securities available-for-sale	$82,668	$73,235
Net unrealized gain on cash flow hedges	139	222
Pension liability adjustment	—	(1,085)
Total accumulated other comprehensive income	$82,807	$72,372

The following table presents the tax effects allocated to each component of other comprehensive income for the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available for sale:
Net unrealized gains arising during the period	$6,559	$2,744	$3,815	$57,168	$23,914	$33,254
Reclassification adjustment for net gains included in net income	(17)	(7)	(10)	(1,807)	(759)	(1,048)
Non-credit related impairment loss	(3,951)	(1,652)	(2,299)	(3,838)	(1,605)	(2,233)
Net change on cash flow hedges	(41)	—	(41)	(248)	—	(248)
Pension liability adjustment	—	—	—	33	—	33
Total other comprehensive income	$2,550	$1,085	$1,465	$51,308	$21,550	$29,758

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available for sale:
Net unrealized gains arising during the period	$20,580	$8,609	$11,971	$40,469	$16,928	$23,541
Reclassification adjustment for net gains included in net income	(411)	(172)	(239)	(1,895)	(796)	(1,099)
Non-credit related impairment loss	(3,951)	(1,652)	(2,299)	(3,838)	(1,605)	(2,233)
Net change on cash flow hedges	(83)	—	(83)	(834)	—	(834)
Pension liability adjustment	1,085	—	1,085	65	—	65
Total other comprehensive income	$17,220	$6,785	$10,435	$33,967	$14,527	$19,440

The following table summarizes the Company’s share repurchases for the three months ended June 30, 2012. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the six months ended June 30, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 1, 2012 to April 30, 2012	131	$52.61
May 1, 2012 to May 31, 2012	42	53.52
June 1, 2012 to June 30, 2012	1,162	47.97
	1,335	48.60

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic EPS:
Net income attributable to City National Corporation	$54,758	$47,471	$101,023	$87,163
Less: Earnings allocated to participating securities	788	759	1,532	1,333
Earnings allocated to common shareholders	$53,970	$46,712	$99,491	$85,830

Weighted average common shares outstanding	53,105	52,462	52,923	52,392

Basic earnings per common share	$1.02	$0.89	$1.88	$1.64

Diluted EPS:
Earnings allocated to common shareholders (1)	$53,972	$46,718	$99,496	$85,841

Weighted average common shares outstanding	53,105	52,462	52,923	52,392
Dilutive effect of equity awards	268	515	294	539
Weighted average diluted common shares outstanding	53,373	52,977	53,217	52,931

Diluted earnings per common share	$1.01	$0.88	$1.87	$1.62

(1)

Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 2.7 million and 2.0 million average outstanding stock options that were antidilutive for the three months ended June 30, 2012 and 2011, respectively. There were 2.8 million and 1.8 million average outstanding stock options that were antidilutive for the six months ended June 30, 2012 and 2011, respectively.

Note 11. Share-Based Compensation

On June 30, 2012, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of June 30, 2012. At June 30, 2012, there were approximately 1.9 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of the Company’s share-based compensation plan.

Note 11. Share-Based Compensation (Continued)

The compensation cost that has been recognized for all share-based awards was $4.3 million and $9.0 million for the three and six months ended June 30, 2012, respectively, compared with $4.8 million and $9.5 million for the three and six months ended June 30, 2011, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $1.8 million and $3.8 million for the three and six months ended June 30, 2012, respectively, compared with $2.0 million and $4.0 million for the three and six months ended June 30, 2011, respectively. The Company received $9.0 million and $4.5 million in cash for the exercise of stock options during the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $0.9 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Weighted-average volatility	—	30.85%	30.58%	30.91%
Dividend yield	—	2.48%	2.14%	1.47%
Expected term (in years)	—	5.81	6.11	6.04
Risk-free interest rate	—	2.24%	1.44%	2.97%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2012 and 2011 were $11.64 and $18.38, respectively. The total intrinsic values of options exercised during the six months ended June 30, 2012 and 2011 were $2.1 million and $2.5 million, respectively.

A summary of option activity and related information for the six months ended June 30, 2012 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2012	4,990	$52.61
Granted	603	46.66
Exercised	(217)	41.81
Forfeited or expired	(521)	51.46
Outstanding at June 30, 2012	4,855	$52.48	$254,779	5.89
Exercisable at June 30, 2012	3,246	$54.94	$178,354	4.58

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the six months ended June 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2012	1,641	$13.57
Granted	603	11.64
Vested	(608)	12.20
Forfeited	(27)	13.08
Unvested at June 30, 2012	1,609	$13.37

Note 11. Share-Based Compensation (Continued)

The number of options vested during the six months ended June 30, 2012 and 2011 was 608,172 and 592,266, respectively. The total fair value of options vested during the six months ended June 30, 2012 and 2011 was $7.4 million and $7.0 million, respectively. As of June 30, 2012, there was $16.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of changes in restricted stock and related information for the six months ended June 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2012	875	$50.12
Granted	81	47.04
Vested	(175)	46.05
Forfeited	(11)	48.93
Unvested at June 30, 2012	770	$50.73

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair values of restricted stock granted during the six months ended June 30, 2012 and 2011 were $47.04 and $60.83, respectively. The number of restricted shares vested during the six months ended June 30, 2012 and 2011 was 174,710 and 151,457, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2012 and 2011 was $8.0 million and $7.4 million, respectively. As of June 30, 2012, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $24.3 million. That cost is expected to be recognized over a weighted-average period of 3.3 years.

In February 2012, the Company amended the Plan to permit the grant of cash-settled restricted stock units. In general, twenty-five percent of the cash-settled restricted stock units vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The units are subject to forfeiture until the restrictions lapse or terminate. Upon vesting, the units are converted to cash based on the closing stock price at vesting date and distributed to plan participants. Plan participants are entitled to dividends, which vest and are paid at the same time as the underlying cash-settled restricted stock units. Dividends are subject to forfeiture in the same manner as the underlying cash-settled restricted stock units. A summary of changes in cash-settled restricted stock units for the six months ended June 30, 2012 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2012	—
Granted	99
Forfeited	(1)
Unvested at June 30, 2012	98

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. The compensation expense related to cash-settled restricted stock units for the three and six months ended June 30, 2012 was $0.3 million and $0.4 million, respectively.

Note 12. Derivative Instruments

The following tables summarize the fair value and balance sheet classification of derivative instruments as of June 30, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	June 30, 2012			December 31, 2011
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest rate swaps - fair value:
Long-term and subordinated debt	205.5	6.2	—	207.4	9.8	—

Total derivatives designated as hedging instruments	$205.5	$6.2	$—	$207.4	$9.8	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,684.1	$59.4	$61.1	$1,482.1	$51.3	$52.5
Interest-rate caps, floors and collars	239.4	—	—	267.1	0.3	0.3
Options purchased	2.0	0.2	0.2	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$1,927.5	$59.6	$61.3	$1,753.2	$51.7	$52.9

Option contracts	$—	$0.4	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$262.8	$3.6	$3.2	$203.8	$2.1	$2.1
Options purchased	3.8	—	—	—	—	—
Options written	3.8	0.1	0.1	—	—	—
Total foreign exchange contracts	$270.4	$3.7	$3.3	$203.8	$2.1	$2.1

Total derivatives not designated as hedging instruments	$2,197.9	$63.7	$64.6	$1,957.0	$54.5	$55.0

(1)   Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of June 30, 2012, the Company had $205.5 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at June 30, 2012. The positive fair value of the fair value hedges of $6.2 million is recorded in other assets. It includes a mark-to-market asset of $5.1 million and net interest receivable of $1.1 million. The balance of borrowings reported in the consolidated balance sheet includes a $5.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

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

Note 12. Derivative Instruments (Continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three and six months ended June 30, 2012 and 2011 is provided below:

(in millions)		For the three months ended		For the six months ended
Derivative Instruments Designated as	Location in Consolidated	June 30,		June 30,
Hedging Instruments	Statements of Income	2012	2011	2012	2011
Interest-rate swaps-fair value	Interest expense	$(2.1)	$(4.3)	$(4.1)	$(8.5)
Interest-rate swaps-cash flow	Interest income	—	0.2	0.1	0.8
Total income		$2.1	$4.5	$4.2	$9.3

Fair value interest-rate swaps increased net interest income by $2.1 million and $4.2 million for the three and six months ended June 30, 2012, respectively, and by $4.5 million and $9.3 million for the three and six months ended June 30, 2011, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the six month periods ended June 30, 2012 and June 30, 2011. The $0.1 million of gain on cash flow hedges reclassified from AOCI to interest income for the six months ended June 30, 2012, respectively, represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and six months ended June 30, 2011 was $0.2 million and $0.8 million, respectively. At June 30, 2012, the balance of deferred gain on terminated swaps reported in AOCI was $0.1 million. This balance will be amortized into interest income within the next 12 months.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three and six months ended June 30, 2012 and 2011:

(in millions)		For the three months ended		For the six months ended
Derivatives Not Designated	Location in Consolidated	June 30,		June 30,
as Hedging Instruments	Statements of Income	2012	2011	2012	2011
Interest-rate contracts	Other noninterest income	$(1.2)	$(0.4)	$(0.5)	$(0.3)
Option contracts	Other noninterest income	(0.1)	(0.1)	(0.7)	(0.1)
Foreign exchange contracts	International services income	6.5	5.8	12.3	11.3
Total income		$5.2	$5.3	$11.1	$10.9

Note 12. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2012 was $36.4 million. The Company delivered collateral valued at $22.1 million on swap agreements that had credit-risk contingent features and were in a net liability position at June 30, 2012.

The Company’s interest-rate swaps had $3.1 million and $5.3 million of credit risk exposure at June 30, 2012 and December 31, 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $3.0 million and $5.0 million had been received from swap counterparties at June 30, 2012 and December 31, 2011, respectively. The Company delivered collateral valued at $20.7 million on swap agreements that did not have credit-risk contingent features at June 30, 2012.

Note 13. Income Taxes

The Company recognized income tax expense of $27.3 million and $49.0 million for the three and six months ended June 30, 2012, respectively. The Company recognized income tax expense of $20.7 million and $38.5 million for the same periods in 2011.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.1 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The Company had approximately $3.3 million and $3.2 million of accrued interest and penalties as of June 30, 2012 and December 31, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the six month period ended June 30, 2012.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.8 million and $9.4 million for the three and six months ended June 30, 2012, respectively. Profit sharing and matching contribution expense was $4.5 million and $9.0 million for the same periods in 2011, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.3 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.3 million and $0.4 million for the same periods in 2011, respectively.

Other Plans

The Company administers a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers. On March 14, 2012, the SERP was amended. In exchange for cancellation of the executive officer’s rights to receive supplemental retirement benefits under the SERP, the executive officer would receive fully vested interests in a deferred compensation stock fund under the amended plan. The present value of the accumulated SERP benefit under the amended plan at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income for the six months ended June 30, 2012. The Company recognized total expense related to this SERP of $1.9 million for the six months ended June 30, 2012. There was no expense recognized during the three months ended June 30, 2012.  Expense for the three and six months ended June 30, 2011 was $0.2 million and $0.5 million, respectively.

The Company also has a SERP covering three former executives of Pacific Bank, which the Company acquired in 2000. As of June 30, 2012, there was an unfunded pension liability for this SERP of $2.3 million. Expense for the three months ended June 30, 2012 and 2011 was insignificant. Expense for the six months ended June 30, 2012 and 2011 was $0.1 million and $0.3 million, respectively.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 15. Contingencies (Continued)

In 2011, the Company received unfavorable judgments through arbitration on two legal claims totaling $7.2 million. Approximately $5.3 million of these judgments was covered by the Company’s insurance policies and was received in full by the Company in 2011. Net charges of $1.2 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the six months ended June 30, 2011.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $145.6 million and $121.0 million at June 30, 2012 and December 31, 2011, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $57.6 million at June 30, 2012. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of June 30, 2012, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $1.8 million aggregate carrying value of these investments at June 30, 2012. There were no unfunded commitments for these affordable housing investments at June 30, 2012.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $40.2 million and $39.9 million at June 30, 2012 and December 31, 2011, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of June 30, 2012, affiliate noncontrolling owners held equity interests with an estimated fair value of $41.9 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the six months ended June 30, 2012 and 2011:

	For the six months ended June 30,
(in thousands)	2012	2011
Balance, beginning of period	$44,643	$45,676
Net income	652	1,120
Distributions to redeemable noncontrolling interest	(867)	(1,163)
Additions and redemptions, net	(1,737)	(1,379)
Adjustments to fair value	(792)	110
Other	—	(627)
Balance, end of period	$41,899	$43,737

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

Note 18. Segment Results (Continued)

	For the three months ended June 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$184,768	$649	$31,062	$216,479
Provision for credit losses on loans and leases, excluding covered loans	1,000	—	—	1,000
Provision for losses on covered loans	13,293	—	—	13,293
Noninterest income	50,311	39,966	(15,509)	74,768
Depreciation and amortization	3,414	1,538	4,579	9,531
Noninterest expense	165,834	36,102	(16,951)	184,985
Income before income taxes	51,538	2,975	27,925	82,438
Provision for income taxes	21,646	1,078	4,547	27,271
Net income	29,892	1,897	23,378	55,167
Less: Net income attributable to noncontrolling interest	—	409	—	409
Net income attributable to City National Corporation	$29,892	$1,488	$23,378	$54,758

Selected Average Balances:
Loans and leases, excluding covered loans	$13,073,029	$—	$52,838	$13,125,867
Covered loans	1,341,041	—	—	1,341,041
Total assets	14,728,913	530,179	9,103,454	24,362,546
Deposits	20,379,604	96,839	471,803	20,948,246
Goodwill	370,333	162,813	—	533,146
Customer-relationship intangibles, net	8,129	25,714	—	33,843

	For the three months ended June 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$181,034	$531	$9,262	$190,827
Provision for losses on covered loans	1,716	—	—	1,716
Noninterest income	60,121	41,065	(9,249)	91,937
Depreciation and amortization	3,654	1,498	3,856	9,008
Noninterest expense	178,690	39,551	(15,417)	202,824
Income before income taxes	57,095	547	11,574	69,216
Provision (benefit) for income taxes	23,980	(6)	(3,324)	20,650
Net income	33,115	553	14,898	48,566
Less: Net income attributable to noncontrolling interest	—	562	533	1,095
Net income (loss) attributable to City National Corporation	$33,115	$(9)	$14,365	$47,471

Selected Average Balances:
Loans and leases, excluding covered loans	$11,453,329	$—	$62,660	$11,515,989
Covered loans	1,770,377	—	—	1,770,377
Total assets	13,733,704	553,839	7,722,206	22,009,749
Deposits	18,348,651	61,393	374,404	18,784,448
Goodwill	324,762	161,635	—	486,397
Customer-relationship intangibles, net	12,511	28,164	—	40,675

Note 18. Segment Results (Continued)

	For the six months ended June 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$356,568	$1,265	$59,359	$417,192
Provision for credit losses on loans and leases, excluding covered loans	1,000	—	—	1,000
Provision for losses on covered loans	20,759	—	—	20,759
Noninterest income	97,555	79,337	(26,424)	150,468
Depreciation and amortization	6,996	2,984	8,865	18,845
Noninterest expense	337,322	72,191	(33,122)	376,391
Income before income taxes	88,046	5,427	57,192	150,665
Provision for income taxes	36,979	2,006	10,005	48,990
Net income	51,067	3,421	47,187	101,675
Less: Net income attributable to noncontrolling interest	—	652	—	652
Net income attributable to City National Corporation	$51,067	$2,769	$47,187	$101,023

Selected Average Balances:
Loans and leases, excluding covered loans	$12,726,026	$—	$53,054	$12,779,080
Covered loans	1,389,877	—	—	1,389,877
Total assets	14,433,156	533,956	9,036,610	24,003,722
Deposits	20,050,801	97,937	434,083	20,582,821
Goodwill	347,547	162,367	—	509,914
Customer-relationship intangibles, net	8,568	26,103	—	34,671

	For the six months ended June 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$353,719	$1,099	$17,299	$372,117
Provision for losses on covered loans	20,832	—	—	20,832
Noninterest income	123,332	82,941	(20,443)	185,830
Depreciation and amortization	7,287	2,947	7,690	17,924
Noninterest expense	344,195	77,735	(30,625)	391,305
Income before income taxes	104,737	3,358	19,791	127,886
Provision (benefit) for income taxes	43,990	940	(6,394)	38,536
Net income	60,747	2,418	26,185	89,350
Less: Net income attributable to noncontrolling interest	—	1,120	1,067	2,187
Net income attributable to City National Corporation	$60,747	$1,298	$25,118	$87,163

Selected Average Balances:
Loans and leases, excluding covered loans	$11,326,163	$—	$60,494	$11,386,657
Covered loans	1,790,569	—	—	1,790,569
Total assets	13,634,595	553,547	7,507,430	21,695,572
Deposits	18,051,444	54,020	380,205	18,485,669
Goodwill	324,985	161,638	—	486,623
Customer-relationship intangibles, net	12,461	28,551	—	41,012

Note 19. Subsequent Event

On July 2, 2012, the Company acquired Rochdale Investment Management (“Rochdale”), a $4.89 billion New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. Rochdale will combine with City National Asset Management to become City National Rochdale Investments, a registered investment advisor which will operate as a wholly owned subsidiary of the Bank. It will offer a wide array of equity, fixed income and non-traditional investment alternatives. The Company expects the integration of the two firms to be completed early next year. At the issuance date of these financial statements, the Company had not completed its initial accounting for this business combination.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2012 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts)	2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$54,758	$46,265	$47,471	18%	15%
Net income per share, basic	1.02	0.86	0.89	19	15
Net income per share, diluted	1.01	0.86	0.88	17	15
Dividends per share	0.25	0.25	0.20	—	25

At Quarter End
Assets	$24,801,973	$24,038,489	$22,526,089	3	10
Securities	8,028,695	7,917,912	6,473,884	1	24
Loans and leases, excluding covered loans	13,507,209	12,747,902	11,663,123	6	16
Covered loans (1)	1,260,135	1,397,156	1,724,634	(10)	(27)
Deposits	21,109,052	20,787,737	19,265,120	2	10
Shareholders’ equity	2,255,365	2,199,565	2,058,921	3	10
Total equity	2,255,365	2,199,565	2,084,010	3	8
Book value per share	42.70	41.77	39.24	2	9

Average Balances
Assets	$24,362,546	$23,644,899	$22,009,749	3	11
Securities	7,755,330	7,929,312	6,224,348	(2)	25
Loans and leases, excluding covered loans	13,125,867	12,432,292	11,515,989	6	14
Covered loans (1)	1,341,041	1,438,714	1,770,377	(7)	(24)
Deposits	20,948,246	20,217,395	18,784,448	4	12
Shareholders’ equity	2,234,411	2,168,748	2,028,357	3	10
Total equity	2,234,411	2,168,748	2,053,447	3	9

Selected Ratios
Return on average assets (annualized)	0.90%	0.79%	0.87%	14	3
Return on average shareholders’ equity (annualized)	9.86	8.58	9.39	15	5
Corporation’s tier 1 leverage	6.74	6.98	7.09	(3)	(5)
Corporation’s tier 1 risk-based capital	9.58	10.20	10.66	(6)	(10)
Corporation’s total risk-based capital	12.91	12.71	13.34	2	(3)
Period-end shareholders’ equity to period-end assets	9.09	9.15	9.14	(1)	(1)
Period-end equity to period-end assets	9.09	9.15	9.25	(1)	(2)
Dividend payout ratio, per share	24.57	28.91	22.40	(15)	10
Net interest margin	3.91	3.74	3.85	5	2
Expense to revenue ratio (2)	63.28	67.27	66.24	(6)	(4)

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.73%	0.88%	1.14%	(17)	(36)
Nonaccrual loans and OREO to total loans and leases and OREO	0.98	1.11	1.54	(12)	(36)
Allowance for loan and lease losses to total loans and leases	2.00	2.09	2.28	(4)	(12)
Allowance for loan and lease losses to nonaccrual loans	273.21	235.87	200.25	16	36
Net recoveries to average total loans and leases (annualized)	0.08	0.15	0.15	(47)	(47)

At Quarter End
Assets under management (4)	$32,105,076	$32,535,021	$36,407,304	(1)	(12)
Assets under management or administration (4)	57,984,361	57,837,897	58,502,035	0	(1)

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

(4)   Excludes $18.39 billion, $18.48 billion and $19.54 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

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

RECENT DEVELOPMENTS

On April 30, 2012, the Company acquired First American Equipment Finance (“FAEF”), a privately owned, full-service mid-ticket equipment leasing company. Headquartered in Rochester, New York, FAEF leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. The acquisition significantly expands the Company’s equipment leasing and finance capabilities and provides a platform for future growth. FAEF operates as a wholly owned subsidiary of the Bank. Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $343.0 million in assets and assumed $325.0 million in liabilities. The Company acquired lease receivables with a fair value of $318.3 million and assumed borrowings and nonrecourse debt with a fair value of $320.9 million.

On June 20, 2012, the Bank completed an offering of $150.0 million of 10-year subordinated debt securities with a fixed interest rate of 5.375 percent. The Company will use the proceeds for general corporate purposes.

On July 2, 2012, the Company acquired Rochdale Investment Management (“Rochdale”), a New York City-based investment firm that manages $4.89 billion of assets for affluent and high-net-worth clients and their financial advisors across the nation. Rochdale will combine with City National Asset Management to become City National Rochdale Investments, a registered investment advisor which will operate as a wholly owned subsidiary of the Bank. It will offer a wide array of equity, fixed income and non-traditional investment alternatives. The Company expects the integration of the two firms to be completed early next year.

HIGHLIGHTS

•  For the quarter ended June 30, 2012, consolidated net income attributable to City National Corporation was $54.8 million, or $1.01 per diluted share, compared to $47.5 million, or $0.88 per diluted share, for the year-earlier quarter. During the six month period ended June 30, 2012, consolidated net income attributable to City National Corporation was $101.0 million, or $1.87 per diluted share, compared to $87.2 million, or $1.62 per diluted share, for the year-earlier period. The growth in net income was primarily attributable to an increase in net interest income as a result of higher interest income from securities and covered loans and lower interest expense on deposits. The increase in net interest income, combined with lower noninterest expense, was partially offset by lower noninterest income. Earnings for the second quarter of 2012 also included a net income statement impact of $5.9 million from the recovery of a previously charged-off loan and $2.8 million of transaction costs related to the acquisitions of Rochdale and FAEF.

•  Revenue, which consists of net interest income and noninterest income, was $291.2 million for the second quarter of 2012, up 5 percent from $276.4 million in the first quarter of 2012 and 3 percent from $282.8 million in the year-earlier quarter.

•  Fully taxable-equivalent net interest income, including dividend income, amounted to $221.4 million for the second quarter of 2012, up 8 percent from the first quarter of 2012 and 13 percent from the year-earlier period.

•  The Company’s net interest margin in the second quarter of 2012 was 3.91 percent, up from 3.74 percent in the first quarter of 2012 and 3.85 percent in the second quarter of 2011.

•  Noninterest income was $74.8 million for the second quarter of 2012, down 1 percent from the first quarter of 2012 and 19 percent from the year-earlier quarter. The year-over-year decrease was due largely to lower net gains on both the sale of covered OREO and transfer of covered loans to OREO. Noninterest income for the second quarter of 2011 also included an $8.2 million gain from an FDIC-assisted acquisition.

•  Noninterest expense for the second quarter of 2012 was $194.5 million, down 3 percent from the first quarter of 2012 and 8 percent from the year-earlier quarter. The year-over-year decline was due largely to lower OREO expenses and FDIC assessments.  Legal and professional fees were also down due to the reimbursement of legal expenses related to a recovery of a previously charged-off loan. This decline was partly offset by transaction costs related to the acquisition of Rochdale and FAEF.

•  The Company’s effective tax rate was 33.1 percent for the second quarter of 2012 compared with 31.8 percent for the first quarter of 2012 and 29.8 percent from the year-earlier period.

•  Total assets were $24.80 billion at June 30, 2012, up 3 percent from $24.04 billion at March 31, 2012 and 10 percent from $22.53 billion at June 30, 2011. Total average assets were $24.36 billion for the second quarter of 2012, compared to $23.64 billion for the first quarter of 2012 and $22.01 billion for the second quarter of 2011.

•  Loans and leases, excluding covered loans, were $13.51 billion at June 30, 2012, an increase of 6 percent from March 31, 2012 and 16 percent from June 30, 2011. Average loans for the second quarter of 2012, excluding covered loans, were $13.13 billion, up 6 percent from the first quarter of 2012 and 14 percent from the same period of last year. Average commercial loan balances grew 10 percent from the first quarter of 2012 and 25 percent from the year-earlier period.

•  Excluding covered loans, results for the second quarter of 2012 included a $1.0 million provision for loan and lease losses. The Company recorded no provision in the first quarter of 2012 and second quarter of 2011. The allowance for loan and lease losses on non-covered loans was $269.5 million at June 30, 2012, compared with $266.1 million at March 31, 2012 and $265.9 million at June 30, 2011. The Company remains adequately reserved at 2.00 percent of total loans and leases, excluding covered loans, at June 30, 2012, compared with 2.09 percent at March 31, 2012 and 2.28 percent at June 30, 2011.

•  In the second quarter of 2012, net loan recoveries totaled $2.7 million, or 0.08 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $4.5 million, or 0.15 percent, for the first quarter of 2012, and net recoveries of $4.2 million, or 0.15 percent, in the year-earlier quarter. Nonaccrual loans, excluding covered loans, totaled $98.7 million at June 30, 2012, down from $112.8 million at March 31, 2012 and $132.8 million at June 30, 2011. At June 30, 2012, nonperforming assets, excluding covered assets, were $133.3 million, down from $141.9 million at March 31, 2012 and $180.4 million at June 30, 2011.

•  Average securities for the second quarter of 2012 totaled $7.76 billion, down 2 percent from the first quarter of 2012, but up 25 percent from the second quarter of 2011, as deposit growth outpaced loan growth.

•  Period-end deposits at June 30, 2012 were $21.11 billion, up 2 percent from $20.79 billion at March 31, 2012 and 10 percent from $19.27 billion at June 30, 2011. Average deposit balances for the second quarter of 2012 grew to $20.95 billion, up 4 percent from $20.22 billion for the first quarter of 2012 and 12 percent from $18.78 billion for the second quarter of 2011. Average core deposits, which equal 97 percent of total deposit balances, were up 4 percent from the first quarter of 2012 and 13 percent from the second quarter of 2011.

•  The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.6 percent at June 30, 2012 compared with 10.2 percent at March 31, 2012 and 10.5 percent at June 30, 2011. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to anticipate net income growth throughout 2012, as loans and deposits continue to increase and credit quality remains stable. This outlook reflects management’s expectations for modest economic growth, and low interest rates for the remainder of the year. Management also anticipates modest loan loss provisions driven primarily by loan growth.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2012 and 2011:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2012			June 30, 2011
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$5,844,586	$60,333	4.15%	$4,693,254	$49,411	4.22%
Commercial real estate mortgages	2,294,830	26,801	4.70	1,903,480	26,909	5.67
Residential mortgages	3,815,144	40,812	4.28	3,663,003	43,805	4.78
Real estate construction	310,631	3,331	4.31	395,227	5,030	5.10
Equity lines of credit	731,105	6,417	3.53	729,885	6,540	3.59
Installment	129,571	1,559	4.84	131,140	1,597	4.88
Total loans and leases, excluding covered loans (3)	13,125,867	139,253	4.27	11,515,989	133,292	4.64
Covered loans	1,341,041	48,648	14.51	1,770,377	38,527	8.70
Total loans and leases	14,466,908	187,901	5.22	13,286,366	171,819	5.19
Due from banks - interest-bearing	293,272	173	0.24	526,405	407	0.31
Federal funds sold and securities purchased under resale agreements	136,773	96	0.28	142,398	98	0.28
Securities	7,755,330	45,927	2.37	6,224,348	41,386	2.66
Other interest-earning assets	116,861	694	2.39	134,840	703	2.09
Total interest-earning assets	22,769,144	234,791	4.15	20,314,357	214,413	4.23
Allowance for loan and lease losses	(331,090)			(343,581)
Cash and due from banks	148,106			184,218
Other non-earning assets	1,776,386			1,854,755
Total assets	$24,362,546			$22,009,749

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,890,174	$456	0.10	$1,706,556	$743	0.17
Money market accounts	5,855,607	1,876	0.13	6,682,870	7,175	0.43
Savings deposits	360,222	127	0.14	327,363	263	0.32
Time deposits - under $100,000	228,172	285	0.50	307,938	376	0.49
Time deposits - $100,000 and over	733,029	822	0.45	833,070	1,459	0.70
Total interest-bearing deposits	9,067,204	3,566	0.16	9,857,797	10,016	0.41

Federal funds purchased and securities sold under repurchase agreements	3,511	1	0.11	10,528	2	0.07
Other borrowings	797,321	9,843	4.97	854,777	9,291	4.36
Total interest-bearing liabilities	9,868,036	13,410	0.55	10,723,102	19,309	0.72
Noninterest-bearing deposits	11,881,042			8,926,651
Other liabilities	379,057			306,549
Total equity	2,234,411			2,053,447
Total liabilities and equity	$24,362,546			$22,009,749

Net interest spread			3.60%			3.51%
Fully taxable-equivalent net interest and dividend income		$221,381			$195,104
Net interest margin			3.91%			3.85%
Less: Dividend income included in other income		694			703
Fully taxable-equivalent net interest income		$220,687			$194,401

(1)       Certain prior period balances have been reclassified to conform to the current period presentation.

(2)       Net interest income is presented on a fully taxable-equivalent basis.

(3)       Includes average nonaccrual loans of $107,713 and $143,881 for 2012 and 2011, respectively.

(4)       Loan income includes loan fees of $7,252 and $6,410 for 2012 and 2011, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2012			June 30, 2011
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$5,581,619	$112,403	4.05%	$4,565,917	$96,410	4.26%
Commercial real estate mortgages	2,230,380	53,035	4.78	1,913,914	53,276	5.61
Residential mortgages	3,796,402	81,960	4.32	3,613,042	86,680	4.80
Real estate construction	312,156	7,490	4.83	421,512	10,064	4.81
Equity lines of credit	729,035	12,881	3.55	731,497	13,000	3.58
Installment	129,488	3,139	4.87	140,775	3,382	4.85
Total loans and leases, excluding covered loans (3)	12,779,080	270,908	4.26	11,386,657	262,812	4.65
Covered loans	1,389,877	86,872	12.50	1,790,569	73,767	8.24
Total loans and leases	14,168,957	357,780	5.08	13,177,226	336,579	5.15
Due from banks - interest-bearing	230,209	266	0.23	508,478	705	0.28
Federal funds sold and securities purchased under resale agreements	75,659	106	0.28	186,653	252	0.27
Securities	7,842,321	93,511	2.38	5,960,301	80,539	2.70
Other interest-earning assets	118,774	1,385	2.34	136,895	1,403	2.07
Total interest-earning assets	22,435,920	453,048	4.06	19,969,553	419,478	4.24
Allowance for loan and lease losses	(332,968)			(336,250)
Cash and due from banks	144,771			192,583
Other non-earning assets	1,755,999			1,869,686
Total assets	$24,003,722			$21,695,572

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,921,178	$980	0.10	$1,738,960	$1,557	0.18
Money market accounts	5,936,604	4,078	0.14	6,568,195	14,328	0.44
Savings deposits	359,158	254	0.14	315,247	520	0.33
Time deposits - under $100,000	235,202	582	0.50	316,631	825	0.53
Time deposits - $100,000 and over	714,841	1,705	0.48	827,796	2,976	0.72
Total interest-bearing deposits	9,166,983	7,599	0.17	9,766,829	20,206	0.42

Federal funds purchased and securities sold under repurchase agreements	84,935	32	0.08	5,293	2	0.07
Other borrowings	746,969	18,658	5.02	856,653	18,621	4.38
Total interest-bearing liabilities	9,998,887	26,289	0.53	10,628,775	38,829	0.74
Noninterest-bearing deposits	11,415,838			8,718,840
Other liabilities	387,418			322,077
Total equity	2,201,579			2,025,880
Total liabilities and equity	$24,003,722			$21,695,572

Net interest spread			3.53%			3.50%
Fully taxable-equivalent net interest and dividend income		$426,759			$380,649
Net interest margin			3.83%			3.84%
Less: Dividend income included in other income		1,385			1,403
Fully taxable-equivalent net interest income		$425,374			$379,246

(1) Certain prior period balances have been reclassified to conform to the current period presentation.

(2) Net interest income is presented on a fully taxable-equivalent basis.

(3) Includes average nonaccrual loans of $111,201 and $157,479 for 2012 and 2011, respectively.

(4) Loan income includes loan fees of $12,291 and $10,651 for 2012 and 2011, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the second quarter and first six months of 2012 and 2011. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2012 vs 2011			2011 vs 2010
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands) (1)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (2)	$14,891	$1,191	$16,082	$(4,015)	$325	$(3,690)
Securities	9,374	(4,833)	4,541	13,933	(6,882)	7,051
Due from banks - interest-bearing	(152)	(82)	(234)	(121)	104	(17)
Federal funds sold and securities purchased under resale agreements	(5)	3	(2)	(51)	14	(37)
Other interest-earning assets	(101)	92	(9)	(62)	102	40
Total interest-earning assets	24,007	(3,629)	20,378	9,684	(6,337)	3,347

Interest paid on:
Interest checking deposits	73	(360)	(287)	(329)	(341)	(670)
Money market deposits	(796)	(4,503)	(5,299)	1,646	(2,102)	(456)
Savings deposits	24	(160)	(136)	28	(103)	(75)
Time deposits	(260)	(468)	(728)	(754)	(613)	(1,367)
Total borrowings	(726)	1,277	551	(1,509)	(2,419)	(3,928)
Total interest-bearing liabilities	(1,685)	(4,214)	(5,899)	(918)	(5,578)	(6,496)
	$25,692	$585	$26,277	$10,602	$(759)	$9,843

(1) Certain prior period balances have been reclassified to conform to current period presentation.

(2) Includes covered loans.

Changes In Net Interest Income

	For the six months ended June 30,			For the six months ended June 30,
	2012 vs 2011			2011 vs 2010
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands) (1)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (2)	$25,886	$(4,685)	$21,201	$(12,986)	$3,326	$(9,660)
Securities	23,179	(10,207)	12,972	25,961	(13,395)	12,566
Due from banks - interest-bearing	(335)	(104)	(439)	30	(95)	(65)
Federal funds sold and securities purchased under resale agreements	(156)	10	(146)	74	21	95
Other interest-earning assets	(197)	179	(18)	(97)	201	104
Total interest-earning assets	48,377	(14,807)	33,570	12,982	(9,942)	3,040

Interest paid on:
Interest checking deposits	151	(728)	(577)	(583)	(593)	(1,176)
Money market deposits	(1,261)	(8,989)	(10,250)	3,639	(4,386)	(747)
Savings deposits	65	(331)	(266)	(73)	(374)	(447)
Time deposits	(578)	(937)	(1,515)	(1,936)	(1,236)	(3,172)
Other borrowings	(661)	729	68	(4,362)	(3,633)	(7,995)
Total interest-bearing liabilities	(2,284)	(10,256)	(12,540)	(3,315)	(10,222)	(13,537)
	$50,661	$(4,551)	$46,110	$16,297	$280	$16,577

(1) Certain prior period balances have been reclassified to conform to the current period presentation.

(2) Includes covered loans.

Net interest income was $216.5 million for the second quarter of 2012, an increase from $200.7 million for the first quarter of 2012 and $190.8 million for the second quarter of 2011. The increase from the first quarter of 2012 was primarily the result of higher interest income on total loans. The increase from the year-earlier quarter was largely due to higher interest income on total loans and lower interest expense on deposits.

Interest income on total loans was $186.1 million for the second quarter of 2012, up 11 percent from the first quarter of 2012 and 9 percent from the year-earlier quarter. The growth from both prior periods was primarily due to higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the second quarter of 2012. Income from net accelerated accretable yield recognition during the second quarter of 2012 was $27.4 million, compared to $15.7 million in the first quarter of 2012 and $11.1 million in the year-earlier quarter. The growth in loan interest income during the second quarter of 2012 was also a result of interest income recognized on lease financing loans that were acquired in the acquisition of FAEF in April 2012 and the recognition of $2.3 million in interest income from the recovery of a previously charged-off loan.

Interest income on securities was $43.5 million for the second quarter of 2012, a 4 percent decrease from $45.4 million for the first quarter of 2012 and a 10 percent increase from $39.6 million for the second quarter of 2011. The decrease in securities income from the first quarter of 2012 is due to a 2 percent decrease in average securities and lower yields. The growth in securities income from the second quarter of 2011 is a result of a 25 percent growth in average securities.

Total interest expense was $13.4 million for the second quarter of 2012, up from $12.9 million for the first quarter of 2012, but down from $19.3 million for the second quarter of 2011. Interest expense on deposits was $3.6 million for the second quarter of 2012, down 12 percent from $4.0 million for the first quarter of 2012 and 64 percent from $10.0 million for the year-earlier quarter, primarily as a result of lower interest rates. Interest expense on borrowings was $9.8 million for the second quarter of 2012, up 11 percent from the first quarter of 2012 and 6 percent from the same period in 2011. The growth in interest expense on borrowings was primarily attributable to debt assumed in the acquisition of FAEF.

The net settlement of interest-rate swaps increased net interest income by $2.1 million for the second quarter of 2012, compared to $2.1 million for the first quarter of 2012 and $4.5 million for the year-earlier quarter.

The fully taxable net interest margin was 3.91 percent for the second quarter of 2012, up from 3.74 percent for the first quarter of 2012 and 3.85 percent for the second quarter of 2011. The average yield on earning assets for the second quarter of 2012 was 4.15 percent, up 18 basis points from 3.97 percent for the first quarter of 2012 and down 8 basis points from 4.23 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.55 percent, up 4 basis points from 0.51 percent for the first quarter of 2012, but down 17 basis points from 0.72 percent for the same period in 2011. Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $220.7 million for the second quarter of 2012 compared to $204.7 million for the first quarter of 2012 and $194.4 million for the second quarter of 2011. Fully taxable-equivalent net interest income and dividend income was $221.4 million for the second quarter of 2012 compared with $205.4 million for the first quarter of 2012 and $195.1 million for the same period in 2011. The $26.3 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through income from the payoff and full charge off of covered loans, loans and securities growth (volume variance), and lower rates on interest-bearing deposits, partially offset by lower yields on securities (rate variance).

Average loans and leases, excluding covered loans, totaled $13.13 billion for the second quarter of 2012, an increase of 6 percent from $12.43 billion for the first quarter of 2012 and 14 percent from $11.52 billion for the second quarter of 2011. The increases were primarily driven by a growth in commercial loans, which grew 10 percent and 25 percent from the first quarter of 2012 and year-earlier quarter, respectively, and commercial real estate loans, which grew 6 percent and 21 percent for the same periods. The growth in commercial loans was partly a result of lease financing loans that were acquired in the FAEF acquisition during the second quarter of 2012. Average covered loans were $1.34 billion for the second quarter of 2012, a decrease of 7 percent from $1.44 billion in the first quarter of 2012 and 24 percent from $1.77 billion for the year-ago quarter.

Average total securities, which include trading securities, were $7.76 billion for the second quarter of 2012, up 25 percent from the second quarter of 2011 as deposit growth outpaced loan growth. Average securities were down 2 percent from the first quarter of this year, reflecting stronger loan growth in the second quarter of 2012.

Average deposits were $20.95 billion for the second quarter of 2012, a 4 percent increase from $20.22 billion for the first quarter of 2012 and a 12 percent increase from $18.78 billion for the second quarter of 2011. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $20.22 billion for the second quarter of 2012 and represented 97 percent of the total average deposit balance, compared to $19.52 billion and 97 percent in the first quarter of 2012 and $17.95 billion and 96 percent for the year-earlier quarter. Average interest-bearing deposits were $9.07 billion for the second quarter of 2012, down 2 percent from the first quarter of 2012 and 8 percent from the year-earlier quarter. Average noninterest-bearing deposits were $11.88 billion, up 9 percent from the first quarter of 2012 and 33 percent from the second quarter of 2011.

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

The Company recorded expense of $1.0 million through the provision for credit losses on loans and leases, excluding covered loans, for the three and six months ended June 30, 2012. The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the same periods in 2011. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $13.3 million during the second quarter of 2012, compared to $7.5 million in the first quarter of 2012 and $1.7 million in the second quarter of 2011. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

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

Noninterest Income

Noninterest income was $74.8 million in the second quarter of 2012, a decrease of 1 percent from the first quarter of 2012 and 19 percent from the second quarter of 2011. The decrease from the prior quarters was largely a result of lower net gains on both the sale of covered OREO and transfer of covered loans to OREO. Noninterest income for the second quarter of 2011 also included an $8.2 million gain from an FDIC-assisted acquisition. Noninterest income represented 26 percent of the Company’s revenue in the second quarter of 2012, a decrease from 27 percent in the first quarter of 2012 and 33 percent in the year-earlier quarter.

A following table provides a summary of noninterest income by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2012	2012	2011
Trust and investment fees	$34,067	$33,654	$36,687
Brokerage and mutual fund fees	5,293	5,028	4,864
Total wealth management fees	39,360	38,682	41,551
Cash management and deposit transaction charges	11,475	11,168	10,905
International services	10,017	8,785	9,015
FDIC loss sharing (expense) income, net	(6,026)	866	(10,684)
Other noninterest income	17,388	13,559	23,169
Total noninterest income before gain (loss)	72,214	73,060	73,956
Gain on disposal of assets	3,011	2,191	8,422
(Loss) gain on sale of securities	(279)	449	1,689
Impairment loss on securities	(178)	—	(294)
Gain on acquisition	—	—	8,164
Total noninterest income	$74,768	$75,700	$91,937

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $34.1 million for the second quarter of 2012, an increase of 1 percent from $33.7 million for the first quarter of 2012 and a decrease of 7 percent from $36.7 million for the second quarter of 2011. The year-over-year decline in trust and investment fees was due primarily to the third-quarter 2011 divestiture of certain institutional assets by one of the Company’s investment affiliates. Money market mutual fund and brokerage fees were $5.3 million for the quarter, up 5 percent from $5.0 million for the first quarter of 2012 and 9 percent from $4.9 million for the year-earlier quarter.

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

	June 30,		%	March 31,	%
(in millions)	2012	2011	Change	2012	Change
Assets Under Management	$32,105	$36,407	(12)	32,535	(1)

Assets Under Administration
Brokerage	5,357	5,519	(3)	5,560	(4)
Custody and other fiduciary	20,522	16,576	24	19,743	4
Subtotal	25,879	22,095	17	25,303	2
Total assets under management or administration (1)	$57,984	$58,502	(1)	$57,838	0

(1) Excludes $18.39 billion, $18.48 billion and $19.54 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2012, March 31, 2012 and June 30, 2011, respectively.

AUM totaled $32.11 billion as of June 30, 2012, down 12 percent from the year-earlier quarter and 1 percent from the first quarter of 2012. Assets under management or administration were $57.98 billion at June 30, 2012, down 1 percent from the year-earlier quarter and virtually unchanged from the first quarter of 2012. The decline in AUM from the year-earlier quarter was primarily attributable to the divestiture of certain institutional assets by one of the Company’s wealth management affiliates in the third quarter of 2011.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	June 30, 2012	March 31, 2012	June 30, 2011
Equities	40%	41%	40%
U.S. fixed income	26	26	25
Cash and cash equivalents	21	20	21
Other (1)	13	13	14
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2012 were $11.5 million, up 3 percent from the first quarter of 2012 and 5 percent from the second quarter of 2011.

International services income for the second quarter of 2012 was $10.0 million, up 14 percent from the first quarter of 2012 and 11 percent from the second quarter of 2011. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The increases were due primarily to increased client activity and the addition of new clients.

Net FDIC loss sharing expense was $6.0 million for the second quarter of 2012, compared to net FDIC loss sharing income of $0.9 million for the first quarter of 2012 and a net FDIC loss sharing expense of $10.7 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $3.0 million in the second quarter of 2012, compared with net gains of $2.2 million in the first quarter of 2012 and $8.4 million in the year-earlier quarter. The net gain is primarily due to gains recognized on the sale of covered and non-covered OREO.

The Company recognized $0.3 million of net loss on the sale of securities in the second quarter of 2012, compared with net gains of $0.4 million for the first quarter of 2012 and $1.7 million for the second quarter of 2011.

Impairment losses on securities available-for-sale recognized in earnings were $0.2 million for the second quarter of 2012, compared with $0.3 million for the year-earlier quarter. The Company did not recognize impairment losses on securities in earnings for the first quarter of 2012. See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the second quarter of 2012 was $17.4 million, an increase of 28 percent from $13.6 million for the first quarter of 2012, but down 25 percent from $23.2 million for the second quarter of 2011. The increase in other income from the first quarter of 2012 was primarily attributable to higher net gains on the transfer of covered loans to OREO and an increase in lease income from the acquisition of FAEF. The decrease in other income from the second quarter of 2011 was a result of lower net gains on the transfer of covered loans to OREO, which was partially offset by an increase in lease income from the acquisition of FAEF.

Other income related to covered assets consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. Refer to the table on page 67 for additional detail on these components. Other income related to covered assets was $7.0 million in the second quarter of 2012, compared to $2.9 million in the first quarter of 2012 and $13.5 million in the year-earlier quarter. The fluctuations from prior quarters was primarily attributable to changes in net gain recognized on the transfers of covered loans to OREO, which was $6.9 million in the second quarter of 2012, $2.5 million in the first quarter of 2012 and $12.8 million in the year-earlier quarter. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral.

Noninterest Expense

Noninterest expense was $194.5 million for the second quarter of 2012, a decrease of 3 percent from $200.7 million for the first quarter of 2012 and 8 percent from $211.8 million for the second quarter of 2011. The decrease from the year-earlier quarter was due largely to lower OREO expenses, FDIC assessments, and legal and professional fees. The decrease in noninterest expense from the first quarter of 2012 was primarily a result of lower salaries and employee benefits and lower OREO expenses.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2012	2012	2011
Salaries and employee benefits	$115,035	$120,245	$112,139

All other:
Net occupancy of premises	14,056	13,686	13,665
Legal and professional fees	11,359	11,880	14,790
Information services	8,539	8,149	8,335
Depreciation and amortization	8,013	7,428	6,904
Amortization of intangibles	1,518	1,886	2,104
Marketing and advertising	7,597	6,816	7,626
Office services and equipment	4,492	3,948	4,672
Other real estate owned	7,541	12,094	22,162
FDIC assessments	4,523	4,479	8,524
Other operating	11,843	10,109	10,911
Total all other	79,481	80,475	99,693
Total noninterest expense	$194,516	$200,720	$211,832

Salaries and employee benefits expense was $115.0 million for the second quarter of 2012, down 4 percent from $120.2 million for the first quarter of 2012 and up 3 percent from $112.1 million for the year-earlier quarter. The decrease in salaries and employee benefits from the first quarter of 2012 was primarily due to the recognition of seasonally higher personnel cost, including higher employer taxes, and a one-time expense affiliated with an executive’s supplemental employee retirement plan (“SERP”) during the first quarter of 2012. See Note 14, Employee Benefit Plans, for further discussion of the SERP expense. Full-time equivalent staff was 3,330 at June 30, 2012, up from 3,235 at March 31, 2012 and slightly higher than 3,328 at June 30, 2011. The increase in staff from the first quarter of 2012 was primarily attributable to the acquisition of FAEF.

Salaries and employee benefits expense for the second quarter of 2012 includes $4.3 million of share-based compensation expense compared with $4.7 million for the first quarter of 2012 and $4.8 million for the year-earlier quarter. At June 30, 2012, there was $16.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.7 years. At June 30, 2012, there was $24.3 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.3 years. In February 2012, the Company granted cash-settled restricted stock units to employees. Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. See Note 11, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The remaining noninterest expense categories totaled $79.5 million for the second quarter of 2012, down from $80.5 million for the first quarter of 2012 and $99.7 million for the second quarter of 2011. The decrease from the first quarter of 2012 was due primarily to lower OREO expense. The decrease from the year-earlier quarter was also attributable to lower OREO expense, as well as a decrease in FDIC assessments and legal and professional fees. OREO expense was $7.5 million for the second quarter of 2012, down 38 percent and 66 percent from the first quarter of 2012 and year earlier quarter, respectively. OREO expense was comprised mostly of expense related to covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Non-covered OREO expense
Valuation write-downs	$241	$1,592	$1,149	$2,499
Holding costs and foreclosure expense	254	378	425	1,163
Total non-covered OREO expense	$495	$1,970	$1,574	$3,662
Covered OREO expense
Valuation write-downs	$4,250	$15,628	$12,058	$23,932
Holding costs and foreclosure expense	2,796	4,564	6,003	9,057
Total covered OREO expense	$7,046	$20,192	$18,061	$32,989

Total OREO expense	$7,541	$22,162	$19,635	$36,651

Legal and professional fees were $11.4 million for the second quarter of 2012, down 4 percent from $11.9 million in the first quarter of 2012 and 23 percent from $14.8 million in the year-earlier quarter. The decrease in legal and professional fees from the prior year quarters reflects the current quarter reimbursement of $3.6 million in legal expenses related to the recovery of a previously charged-off loan, partially offset by $2.8 million of acquisition-related transactions costs. Legal and professional fees associated with covered loans and OREO were approximately $2.2 million for the second quarter of 2012, $2.3 million for the first quarter of 2012 and $2.8 million for the second quarter of 2011. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.4 million for the second quarter of 2012, compared to $0.2 million for the first quarter of 2012 and $1.1 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Noninterest income related to covered assets

FDIC loss sharing expense, net
Gain on indemnification asset	$17,722	$1,687	$28,561	$16,735
Indemnification asset accretion	(4,133)	(4,126)	(8,158)	(7,750)
Net FDIC reimbursement for OREO and loan expenses	6,724	17,852	17,165	28,971
Removal of indemnification asset for loans paid-off or fully charged-off	(10,654)	(6,306)	(17,170)	(9,819)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(4,773)	(8,855)	(6,886)	(16,527)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(1,189)	(7,219)	(3,845)	(8,501)
Loan recoveries shared with FDIC	(9,226)	(3,197)	(13,713)	(5,168)
Increase in FDIC clawback liability	(497)	(503)	(1,114)	(779)
Other	—	(17)	—	759
Total FDIC loss sharing expense, net	(6,026)	(10,684)	(5,160)	(2,079)

Gain on disposal of assets
Net gain on sale of OREO	1,486	9,092	3,623	10,720

Gain on acquisition	—	8,164	—	8,164

Other income
Net gain on transfers of covered loans to OREO	6,864	12,817	9,347	23,147
Amortization of fair value on acquired unfunded loan commitments	413	766	972	1,459
OREO income	615	637	1,520	1,297
Other	(864)	(690)	(1,882)	(661)
Total other income	7,028	13,530	9,957	25,242

Total noninterest income related to covered assets	$2,488	$20,102	$8,420	$42,047

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$4,250	$15,628	$12,058	$23,932
Holding costs and foreclosure expense	2,796	4,564	6,003	9,057
Total other real estate owned	7,046	20,192	18,061	32,989

Legal and professional fees	2,200	2,832	4,478	4,651

Other operating expense
Other covered asset expenses	31	(70)	40	22

Total noninterest expense related to covered assets (2)	$9,277	$22,954	$22,579	$37,662

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

Net FDIC loss sharing expense was $6.0 million for the second quarter of 2012, compared to net FDIC loss sharing income of $0.9 million in the first quarter of 2012 and net FDIC loss sharing expense of $10.7 million in the year-earlier quarter. The change in net FDIC loss sharing income to expense from the first quarter of 2012 was primarily attributable to an increase in net expense from the removal of the indemnification asset for loans paid-off or fully charged-off, as well as increased loan recoveries on loans paid-off or fully charged-off that are shared with the FDIC. It also reflects lower FDIC reimbursement for covered OREO and loan expenses, due to lower levels of OREO and loan expense recognized in the current quarter. The higher net FDIC loss sharing expense was partially offset by a higher gain on the indemnification asset from the revision of the Company’s projected cash flows forecast on its covered loans.

The Company recognized a net gain on sales of covered OREO of $1.5 million in the second quarter of 2012 compared to $2.1 million in the first quarter of 2012 and $9.1 million in the first quarter of 2011. Other income related to covered assets was $7.0 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. Total other income increased from $2.9 million in the first quarter of 2012 primarily because of higher net gains on the transfers of covered loans to OREO, but  decreased from $13.5 million in the year-earlier quarter because of lower net gains on transfers of covered loans to OREO. Refer to the above table for additional information on the components of other income related to covered assets for the three and six months ending June 30, 2012, and 2011.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $7.0 million for the second quarter of 2012, down from $11.0 million for the first quarter of 2012 and $20.2 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment decreased to $29.9 million for the second quarter of 2012 from $33.1 million for the second quarter of 2011. Net income for the six months ended June 30, 2012 was $51.1 million, down from $60.7 million for the year-earlier period. The decrease in net income from the prior-year quarter was due to a decrease in noninterest income and an increase in provision for losses on covered loans, partially offset by lower noninterest expense. The decrease in net income for the six months ended June 30, 2012 was primarily attributable to a decrease in noninterest income from covered assets. Net interest income increased to $184.8 million for the second quarter of 2012 from $181.0 million for the year-earlier quarter. Net interest income for the six months ended June 30, 2012 was $356.6 million compared to $353.7 million for the same period in 2011. The growth in net interest income was a result of higher accelerated yield recognition on covered loans that were paid off or charged off and the recognition of $2.3 million in interest income from the recovery of a previously charged-off loan, partially offset by lower funds transfer pricing income on deposits. See Other below for a discussion of funds transfer pricing. Average loans, excluding covered loans, increased to $13.07 billion, or by 14 percent, for the second quarter of 2012 compared with the year-earlier quarter.

Average loans, excluding covered loans, for the six months ended June 30, 2012 increased 12 percent to $12.73 billion. Average covered loans were $1.34 billion for the second quarter of 2012 compared to $1.77 billion for the second quarter of 2011, and $1.39 billion for the six months of 2012 compared to $1.79 billion for the same period in 2011. Average deposits increased by 11 percent to $20.38 billion for the second quarter of 2012 from $18.35 billion for the year-earlier quarter. Average deposits increased by 11 percent to $20.05 billion for the six months ended June 30, 2012 from $18.05 billion for the same period in 2011. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

Provision for credit losses on loans and leases, excluding covered loans, was $1.0 million for the three months and six months ended June 30, 2012, compared to no provision for the same periods in 2011. Provision for losses on covered loans was $13.3 million and $20.8 million for the three months and six months ended June 30, 2012, compared to $1.7 million and $20.8 million for both respective periods in 2011. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the second quarter of 2012 was $50.3 million, down 16 percent from $60.1 million for the prior-year quarter. Noninterest income for the six months ended June 30, 2012 decreased 21 percent to $97.6 million compared to $123.3 million for the year-earlier period. The decrease from the prior-year periods was primarily due to lower net gains on both the sale of covered OREO and transfer of covered loans to OREO. Noninterest income for the second quarter of 2011 also included an $8.2 million gain from an FDIC-assisted acquisition. Noninterest expense, including depreciation and amortization, decreased to $169.2 million, or by 7 percent, for the second quarter of 2012 from $182.3 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, decreased to $344.3 million, or by 2 percent, for the first half of 2012 from $351.5 million for the same period in 2011. Noninterest expense decreased from the prior-year periods primarily as a result of lower expense related to covered assets,  lower FDIC assessment expense, and the reimbursement of legal expenses related to the recovery of a previously charged-off loan, which were partially offset by higher personnel costs.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $1.5 million for the second quarter of 2012, an increase from a net loss of $9 thousand for the year-earlier quarter. Net income attributable to CNC for the six months ended June 30, 2012 was $2.8 million compared to $1.3 million for the year-earlier period. Noninterest income decreased to $40.0 million, or by 3 percent, for the second quarter of 2012 from $41.1 million for the year-earlier quarter, and to $79.3 million, or by 4 percent, for the six months ended June 30, 2012 from $82.9 million for the year-earlier period. Refer to “Results of Operations—Noninterest Income—Wealth Management” for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $37.6 million for the second quarter of 2012, down by 8 percent from $41.0 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, decreased 7 percent to $75.2 million in the first six months of 2012 from $80.7 million in the year-earlier period. The reduction in expense compared with the year-earlier quarter was primarily due to lower personnel costs and professional fees.

Other

Net income attributable to CNC for the Other segment increased to $23.4 million for the second quarter of 2012, from $14.4 million for the second quarter of 2011. Net income attributable to CNC increased to $47.2 million for the six months ended June 30, 2012, from $25.1 million for the same period in 2011. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In general, net interest income decreases in the Funding Center when loan and securities balances decrease or when deposit balances increase. However, in periods of extremely low interest rates, the funding credit given on deposits declines considerably which may cause net interest income in the Funding Center to increase. Net interest income was $31.1 million and $59.4 million for the three and six months ended June 30, 2012, respectively, an increase from $9.3 million and $17.3 million for the three and six months ended June 30, 2011, respectively. The increase in net interest income was due to higher funds transfer income due to loan and securities portfolio growth, and to a reduction in the funds transfer rate paid to business line units on deposit balances. Although deposits have increased from the prior-year quarter, the transfer pricing rate paid on deposits declined as a result of the continuing low interest rate environment. Noninterest income (loss) was ($15.5) million for the current quarter compared with ($9.2) million for the year-earlier quarter.

Noninterest income (loss) was ($26.4) million for the six months ended June 30, 2012 compared with ($20.4) million for the year-earlier period. The change in noninterest income (loss) compared with the year-earlier periods was due to lower gains on the sale of securities in 2012 and life insurance death benefits recognized in 2011.

Income Taxes

The Company recognized income tax expense of $27.3 million during the second quarter of 2012, compared with tax expense of $21.7 million in the first quarter of 2012 and $20.7 million in the year-earlier quarter. The effective tax rate was 33.1 percent of pretax income for the second quarter of 2012, compared with 31.8 percent for the first quarter of 2012 and 29.8 percent for the year-earlier quarter. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.1 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively. The Company had approximately $3.3 million, $3.2 million and $3.2 million of accrued interest and penalties as of June 30, 2012, December 31, 2011 and June 30, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the six months June 30, 2012.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $24.80 billion at June 30, 2012, an increase of 10 percent from $22.53 billion at June 30, 2011 and 5 percent from $23.67 billion at December 31, 2011. Average assets for the second quarter of 2012 increased to $24.36 billion from $22.01 billion for the second quarter of 2011. The increase in period-end and average assets from the year-earlier quarter reflects the growth in loans and securities.

Total average interest-earning assets for the second quarter of 2012 were $22.77 billion, up from $20.31 billion for the second quarter of 2011.

Securities

At June 30, 2012, the Company had total securities of $8.03 billion, comprised of securities available-for-sale at fair value of $6.87 billion, securities held-to-maturity at amortized cost of $1.10 billion and trading securities at fair value of $62.6 million. The Company had total securities of $8.10 billion at December 31, 2011, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million. At June 30, 2011, the Company had total securities of $6.47 billion, comprised of securities available-for-sale at fair value of $6.35 billion and trading securities at fair value of $125.8 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	June 30, 2012		December 31, 2011		June 30, 2011
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$17,223	$17,208	$19,163	$19,182	$13,036	$13,076
Federal agency - Debt	994,268	999,207	1,967,928	1,973,862	1,841,579	1,847,232
Federal agency - MBS	655,384	691,672	650,091	681,044	518,421	534,726
CMOs - Federal agency	4,388,817	4,477,264	4,239,205	4,326,907	3,383,652	3,453,901
CMOs - Non-agency	70,702	65,466	79,999	69,001	98,596	91,083
State and municipal	365,236	383,650	383,210	401,604	344,561	357,804
Other debt securities	231,795	229,908	106,051	99,074	48,826	44,121
Total available-for-sale debt securities	6,723,425	6,864,375	7,445,647	7,570,674	6,248,671	6,341,943
Equity securities and mutual funds	336	1,506	352	1,227	2,088	6,112
Total available-for-sale securities	$6,723,761	$6,865,881	$7,445,999	$7,571,901	$6,250,759	$6,348,055

Securities held-to-maturity (1):
Federal agency - Debt	$103,439	$105,441	$40,423	$41,203	$—	$—
Federal agency - MBS	200,763	206,184	75,231	76,863	—	—
CMOs - Federal agency	642,102	660,464	292,547	294,932	—	$—
State and municipal	153,925	154,964	59,479	60,905	—	—
Total held-to-maturity securities	$1,100,229	$1,127,053	$467,680	$473,903	$—	$—

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The duration of securities available-for-sale and held-to-maturity at June 30, 2012 was 3.0 years compared to 3.1 years at March 31, 2012 and 2.3 years at June 30, 2011. The duration of the $6.87 billion available-for-sale portfolio was 2.4 years at June 30, 2012. Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis.  Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income.

At June 30, 2012, the available-for-sale securities portfolio had a net unrealized gain of $142.1 million, comprised of $156.3 million of unrealized gains and $14.2 million of unrealized losses. At December 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $125.9 million, comprised of $149.1 million of unrealized gains and $23.2 million of unrealized losses. At June 30, 2011, the available-for-sale securities portfolio had a net unrealized gain of $97.3 million, comprised of $118.4 million of unrealized gains and $21.1 million of unrealized losses.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$5,003	$12,205	$—	$—	$17,208
Federal agency - Debt	663,719	335,488	—	—	999,207
Federal agency - MBS	11	455,069	236,592	—	691,672
CMOs - Federal agency	309,857	4,012,348	155,059	—	4,477,264
CMOs - Non-agency	12,442	20,992	32,032	—	65,466
State and municipal	47,369	218,736	67,047	50,498	383,650
Other	3,416	184,044	42,448	—	229,908
Total debt securities available-for-sale	$1,041,817	$5,238,882	$533,178	$50,498	$6,864,375

Amortized cost	$1,035,552	$5,130,739	$506,789	$50,345	$6,723,425

Securities held-to-maturity:
Federal agency - Debt	$10,947	$—	$—	$92,492	$103,439
Federal agency - MBS	—	2,663	198,100	—	200,763
CMOs - Federal agency	—	92,378	549,724	—	642,102
State and municipal	500	10,386	96,733	46,306	153,925
Total debt securities held-to-maturity at amortized cost	$11,447	$105,427	$844,557	$138,798	$1,100,229

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

Through the impairment assessment process, the Company determined that certain non-agency CMOs were other-than-temporarily impaired at June 30, 2012. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2012. Impairment losses recognized in earnings on securities available-for-sale during the three and six months ended June 30, 2011 were $0.3 million and $0.5 million, respectively. The Company recognized $4.0 million and $3.8 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at June 30, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2012.

Of the total securities available-for-sale in an unrealized loss position at June 30, 2012, approximately $504.0 million of securities with unrealized losses of $1.0 million were in a continuous unrealized loss position for less than 12 months and $50.9 million of securities with unrealized losses of $13.3 million were in a continuous loss position for more than 12 months. While the securities in a loss position at June 30, 2012 were comprised mostly of federal agency CMOs, a significant portion of the total gross unrealized loss relates to non-agency CMOs and collateralized debt obligation senior notes.

At December 31, 2011, approximately $1.28 billion of securities with unrealized losses of $4.2 million were in a continuous unrealized loss position for less than 12 months and $48.1 million of securities with unrealized losses of $19.0 million were in a continuous loss position for more than 12 months. At June 30, 2011, approximately $835.8 million of securities with unrealized losses of $5.8 million were in a continuous unrealized loss position for less than 12 months and $59.6 million of securities with unrealized losses of $15.4 million were in a continuous unrealized loss position for more than 12 months.

See Note 4, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2012	2011	2011
Commercial	$5,379,489	$4,846,594	$4,420,899
Commercial real estate mortgages	2,424,333	2,110,749	1,930,269
Residential mortgages	3,822,630	3,763,218	3,710,765
Real estate construction	301,829	315,609	355,014
Equity lines of credit	741,270	741,081	735,899
Installment	130,200	132,647	130,924
Lease financing	707,458	399,487	379,353
Loans and leases, excluding covered loans	13,507,209	12,309,385	11,663,123
Less: Allowance for loan and lease losses	(269,534)	(262,557)	(265,933)
Loans and leases, excluding covered loans, net	13,237,675	12,046,828	11,397,190

Covered loans	1,260,135	1,481,854	1,724,633
Less: Allowance for loan losses	(43,147)	(64,565)	(67,629)
Covered loans, net	1,216,988	1,417,289	1,657,004

Total loans and leases	$14,767,344	$13,791,239	$13,387,756
Total loans and leases, net	$14,454,663	$13,464,117	$13,054,194

Total loans and leases were $14.77 billion, $13.79 billion and $13.39 billion at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Total loans, excluding covered loans, were $13.51billion, $12.31 billion and $11.66 billion at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Total loans and leases, excluding covered loans, at June 30, 2012 increased 10 percent from December 31, 2011 and 16 percent from June 30, 2011. Commercial loans, including lease financing, were up 16 percent from year-end 2011 and 27 percent from the year-earlier quarter. The increases were due to organic loan growth and the acquisition of FAEF, which added $318.3 million of lease financing loans at acquisition date. Commercial real estate mortgage loans increased by 15 percent from year-end 2011 and 26 percent from the year-earlier quarter. Residential mortgages grew by 2 percent from year-end 2011 and 3 percent from the year-earlier quarter. Real estate construction loans declined by 4 percent and 15 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.26 billion at June 30, 2012, $1.48 billion as of December 31, 2011 and $1.72 billion as of June 30, 2011. Covered loans, net of allowance for loan losses, were $1.22 billion as of June 30, 2012, $1.42 billion as of December 31, 2011 and $1.66 billion as of June 30, 2011.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2012	2011	2011
Commercial	$22,772	$30,911	$41,135
Commercial real estate mortgages	1,135,071	1,288,352	1,482,186
Residential mortgages	5,766	14,931	19,494
Real estate construction	90,196	140,992	173,263
Equity lines of credit	5,265	5,167	5,791
Installment	1,065	1,501	2,764
Covered loans	1,260,135	1,481,854	1,724,633
Less: Allowance for loan losses	(43,147)	(64,565)	(67,629)
Covered loans, net	$1,216,988	$1,417,289	$1,657,004

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

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $170.7 million at June 30, 2012, $204.3 million at December 31, 2011 and $261.7 million as of June 30, 2011.

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments totaled $2.78 billion, or 13 percent of total loan commitments, at June 30, 2012, $2.24 billion or 12 percent at December 31, 2011 and $1.93 billion or 11 percent at June 30, 2011. Outstanding loan balances on purchased SNCs were $1.20 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at June 30, 2012, compared to $941.7 million or 8 percent at December 31, 2011 and $808.8 million or 7 percent at June 30, 2011.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2012, total loans for construction, land development and other land represented 16 percent of total risk-based capital; total CRE loans represented 134 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 17 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at June 30, 2012, California represented 81 percent of total loans outstanding and New York and Nevada represented 7 percent and 3 percent, respectively. The remaining 9 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in June 2012 was 10.7 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (65 percent), Orange (7 percent), San Diego (6 percent), Ventura (3 percent) and San Francisco (3 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (11 percent), Orange (11 percent), Ventura (5 percent) and Riverside (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (25 percent), Ventura (10 percent), Santa Barbara (10 percent), San Diego (6 percent) and Contra Costa (5 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York. The Nevada economy continues to struggle and recovery is anticipated to be protracted as it is dependent on economic improvement at the national level such that Nevada tourism increases to a level that supports new jobs and real estate development. In June 2012, the Nevada unemployment rate was 11.6 percent. The consensus outlook for 2012 is that the Nevada economy will remain challenged in part due to its troubled real estate and tourism sectors. The Company’s construction and land portfolios in Nevada, which had been affected by significant stress in prior years, now represent 0.4 percent of total loans, excluding covered loans. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

Within the Company’s covered loan portfolio at June 30, 2012, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (8 percent), Arizona (4 percent) and Ohio (4 percent). The remaining 33 percent of total covered loans outstanding represented other states.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and six months ended June 30, 2012 and 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Loans and leases outstanding, excluding covered loans	$13,507,209	$11,663,123	$13,507,209	$11,663,123
Average loans and leases outstanding, excluding covered loans	$13,125,867	$11,515,989	$12,779,080	$11,386,657
Allowance for loan and lease losses (1)
Balance, beginning of period	$266,077	$263,356	$262,557	$257,007
Loans charged-off:
Commercial	(1,302)	(3,446)	(10,219)	(6,684)
Commercial real estate mortgages	(181)	(98)	(873)	(2,897)
Residential mortgages	(749)	(375)	(1,303)	(1,022)
Real estate construction	(7,858)	(1,897)	(9,459)	(2,463)
Equity lines of credit	(846)	(128)	(1,035)	(921)
Installment	(617)	(131)	(826)	(455)
Total loans charged-off	(11,553)	(6,075)	(23,715)	(14,442)
Recoveries of loans previously charged-off:
Commercial	9,394	6,062	23,594	7,363
Commercial real estate mortgages	1,294	1,367	1,320	10,378
Residential mortgages	206	122	266	154
Real estate construction	3,019	2,474	4,724	6,866
Equity lines of credit	38	8	73	44
Installment	343	237	969	359
Total recoveries	14,294	10,270	30,946	25,164
Net recoveries	2,741	4,195	7,231	10,722
Provision for credit losses	1,000	—	1,000	—
Transfers to reserve for off-balance sheet credit commitments	(284)	(1,618)	(1,254)	(1,796)
Balance, end of period	$269,534	$265,933	$269,534	$265,933

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.08%	0.15%	0.11%	0.19%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	2.00%	2.28%	2.00%	2.28%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$24,067	$21,707	$23,097	$21,529
Transfers from allowance	284	1,618	1,254	1,796
Balance, end of period	$24,351	$23,325	$24,351	$23,325

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

For the quarter-ended June 30, 2012, net loan recoveries on non-covered loans were $2.7 million, and were comprised of gross charge-offs of $11.6 million and gross recoveries of $14.3 million. The charge-offs were primarily driven by two real estate construction loans, while recoveries were primarily driven by one commercial loan and large recoveries recognized on a small group of real estate construction loans. For the six months ending June 30, 2012, net loan recoveries on non-covered loans were $7.2 million, and were comprised of gross charge-offs of $23.7 million and gross recoveries of $30.9 million. The majority of the charge-offs and recoveries for the year-to-date period relate to a small group of commercial and real estate construction loans. While the Company has recognized significant recoveries and charge-offs in its commercial and real estate construction loan portfolio throughout 2012 and 2011, the activity is primarily driven by a small group of individual credits. This activity is not necessarily of a recurring nature and not indicative of a trend for future recoveries and charge-offs.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for June 30, 2012, December 31, 2011 and June 30, 2011 as shown in the table below:

	Allowance amount			Percentage of total allowance
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011	June 30, 2012	December 31, 2011	June 30, 2011
Commercial and lease financing	$100,392	$82,965	$85,717	37%	32%	32%
Commercial real estate mortgages	50,059	45,967	49,060	18	17	18
Residential mortgages	7,704	14,029	12,873	3	5	5
Real estate construction	15,793	23,347	29,455	6	9	11
Equity lines of credit	5,020	8,024	6,668	2	3	3
Installment	1,460	1,959	1,951	1	1	1
Unallocated	89,106	86,266	80,209	33	33	30
Total	$269,534	$262,557	$265,933	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”) and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At June 30, 2012, the Company had total qualitative reserves of $89.1 million, of which $24.9 million, $40.9 million and $23.3 million were assigned to the CRE, C&I and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment in California and Nevada, industry concentration and loan size.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$61,471	$82,016	$64,565	$67,389
Provision for losses	13,293	1,716	20,759	20,832
Reduction in allowance due to loan removals	(31,617)	(16,103)	(42,177)	(20,592)
Balance, end of period	$43,147	$67,629	$43,147	$67,629

The allowance for loan losses on covered loans was $43.1 million as of June 30, 2012, compared to $64.6 million at December 31, 2011 and $67.6 million at June 30, 2011. The Company recorded provision expense of $13.3 million and $20.8 million on covered loans for the three and six months ended June 30, 2012, respectively, and $1.7 million and $20.8 million for the three and six months ended June 30, 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of June 30, 2012, December 31, 2011 and June 30, 2011:

	June 30, 2012		December 31, 2011		June 30, 2011
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1)(2):
Impaired loans with an allowance	$43,428	$7,550	$49,079	$13,262	$36,442	$11,068
Impaired loans with no related allowance	130,354	—	99,655	—	84,292	—
Total impaired loans, excluding covered loans	$173,782		$148,734		$120,734

Total impaired loans by loan type:
Commercial	$43,144	$2,850	$25,780	$7,135	$18,474	$7,605
Commercial real estate mortgages	45,491	2,282	30,678	1,551	23,769	1,150
Residential mortgages	13,634	398	9,146	108	12,536	56
Real estate construction	66,529	1,866	75,811	4,377	60,630	1,853
Equity lines of credit	4,434	154	6,633	91	4,522	404
Installment	550	—	658	—	41	—
Lease financing	—	—	28	—	762	—
Total impaired loans, excluding covered loans	$173,782	$7,550	$148,734	$13,262	$120,734	$11,068

Impaired covered loans	$422	$—	$422	$—	$1,408	$—

(1)         Impaired loans exclude $8.8 million, $10.2 million and $13.4 million of nonaccrual loans under $500,000 that are not individually evaluated for impairment at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

(2)         Impaired loans include $72.8 million, $46.6 million and $1.2 million of troubled debt restructured loans on accrual status at June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The recorded investment in impaired loans, excluding covered loans, was $173.8 million at June 30, 2012, $148.7 million at December 31, 2011 and $120.7 million at June 30, 2011. Impaired covered loans were $0.4 million at June 30, 2012, $0.4 million at December 31, 2011 and $1.4 million at June 30, 2011, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $133.3 million, or 0.98 percent of total loans and OREO, excluding covered assets, at June 30, 2012, compared with $142.8 million, or 1.16 percent, at December 31, 2011, and $180.4 million, or 1.54 percent, at June 30, 2011. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $83.3 million at June 30, 2012, $99.0 million at December 31, 2011 and $116.3 million at June 30, 2011.

Troubled debt restructured loans were $113.7 million, before specific reserves of $2.6 million, at June 30, 2012. Troubled debt restructured loans were $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. At June 30, 2011, troubled debt restructured loans were $18.3 million, before specific reserves of $1.3 million. Troubled debt restructured loans included $72.8 million, $46.6 million and $1.2 million of restructured loans on accrual status at June 30, 2012, December 31, 2011 and June 30, 2011. There were no commitments to lend additional funds on restructured loans at June 30, 2012.

The following table presents information on nonaccrual loans and OREO as of June 30, 2012, December 31, 2011 and June 30, 2011:

	June 30,	December 31,	June 30,
(in thousands)	2012	2011	2011
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$18,936	$19,888	$23,575
Commercial real estate mortgages	28,780	21,948	26,676
Residential mortgages	14,064	9,771	14,211
Real estate construction	29,676	50,876	60,543
Equity lines of credit	6,505	8,669	6,668
Installment	575	874	365
Lease financing	120	—	762
Total nonaccrual loans, excluding covered loans	98,656	112,026	132,800
OREO, excluding covered OREO	34,667	30,790	47,634
Total nonperforming assets, excluding covered assets	$133,323	$142,816	$180,434

Nonperforming covered assets
Nonaccrual loans	$422	$422	$1,408
OREO	82,834	98,550	114,907
Total nonperforming covered assets	$83,256	$98,972	$116,315

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.73%	0.91%	1.14%
Nonperforming assets as a percentage of total loans and OREO	0.98	1.16	1.54
Allowance for loan and lease losses to nonaccrual loans	273.21	234.37	200.25
Allowance for loan and lease losses to total nonperforming assets	202.17	183.84	147.39
Allowance for loan and lease losses to total loans and leases	2.00	2.13	2.28

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Past due loans, excluding covered loans
30-89 days past due	$53,724	$17,978	$35,920
90 days or more past due on accrual status:
Commercial	—	—	351
Commercial real estate mortgages	—	—	586
Residential mortgages	1,244	379	1,282
Real estate construction	—	—	4,995
Equity lines of credit	322	74	—
Lease financing	499	—	—
Total 90 days or more past due on accrual status	$2,065	$453	$7,214

Past due covered loans
30-89 days past due	$17,337	$49,111	$47,318
90 days or more past due on accrual status	190,005	330,169	368,379

Nonaccrual loans, excluding covered loans, were $98.7 million at June 30, 2012, down from $112.0 million at December 31, 2011 and $132.8 million at June 30, 2011. Net loan recoveries in the second quarter of 2012 were $2.7 million, or 0.08 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan recoveries of $4.5 million, or 0.15 percent, for the first quarter of 2012, and net loan recoveries of $4.2 million, or 0.15 percent, for the second quarter of 2011. In accordance with the Company’s allowance for loan and lease losses methodology and in response to growth in the Company’s loan portfolio and stable credit quality, the Company recorded provision for loan and lease losses of $1.0 million for the three months ending June 30, 2012. The Company recorded no provision in the first quarter of 2012 and the second quarter of 2011.

The allowance for loan and lease losses, excluding covered loans, was $269.5 million as of June 30, 2012, compared with $262.6 million as of December 31, 2011 and $265.9 million as of June 30, 2011. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 2.00 percent at June 30, 2012 compared to 2.13 percent at December 31, 2011 and 2.28 percent at June 30, 2011. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 202.2 percent, 183.8 percent, and 147.4 percent at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

At June 30, 2012, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status at June 30, 2012, compared to $0.4 million and $1.4 million at December 31, 2011 and June 30, 2011, respectively.

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three and six months ended June 30, 2012 and 2011:

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of the period	$113,229	$159,735	$112,448	$193,480
Loans placed on nonaccrual	17,608	10,924	37,340	29,619
Charge-offs	(9,790)	(4,444)	(20,916)	(10,139)
Loans returned to accrual status	(237)	(12,115)	(443)	(17,322)
Repayments (including interest applied to principal)	(14,099)	(16,232)	(19,702)	(49,816)
Transfers to OREO	(7,633)	(3,660)	(9,649)	(11,614)
Balance, end of the period	$99,078	$134,208	$99,078	$134,208

In addition to loans disclosed above as past due or nonaccrual, management has also identified $39.6 million of loans to 18 borrowers as of July 26, 2012, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2012, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the 2011 Form 10-K, the Company reported that management had identified $35.7 million of loans to 19 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$29,074	$78,456	$107,530	$56,342	$121,822	$178,164
Additions	10,476	22,960	33,436	3,967	33,549	37,516
Sales	(1,540)	(14,332)	(15,872)	(11,083)	(24,836)	(35,919)
Valuation adjustments	(3,343)	(4,250)	(7,593)	(1,592)	(15,628)	(17,220)
Balance, end of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541

	For the six months ended June 30, 2012			For the six months ended June 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	12,693	29,035	41,728	10,528	61,126	71,654
Sales	(4,417)	(32,693)	(37,110)	(17,147)	(43,153)	(60,300)
Valuation adjustments	(4,399)	(12,058)	(16,457)	(3,064)	(23,932)	(26,996)
Balance, end of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541

OREO was $117.5 million at June 30, 2012, $129.3 million at December 31 2011 and $162.5 million at June 30, 2011, respectively. The OREO balance at June 30, 2012 includes covered OREO of $82.8 million compared with $98.6 million at December 31, 2011 and $114.9 million at June 30, 2011. Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements. The balance of OREO at June 30, 2012, December 31, 2011 and June 30, 2011 is net of valuation allowances of $38.8 million, $37.4 million and $32.8 million, respectively.

The Company recognized $2.8 million in total net gain on the sale of OREO in the second quarter of 2012, compared with $2.2 million in the first quarter of 2012 and $8.4 million in the year-earlier quarter. Net gain on the sale of OREO in the second quarter of 2012 included $1.5 million of net gain related to the sale of covered OREO, compared to $2.1 million in the first quarter of 2012 and $9.1 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	June 30,	December 31,	June 30,
(in thousands)	2012	2011	2011
Accrued interest receivable	$64,904	$67,257	$61,219
Deferred compensation fund assets	58,279	53,648	57,928
Stock in government agencies	99,716	107,423	114,874
Private equity and alternative investments	40,238	39,919	38,303
Bank-owned life insurance	81,710	80,337	80,441
Mark-to-market on derivatives	66,659	62,230	44,488
Income tax receivable	17,659	40,300	80,594
Prepaid FDIC assessment	29,103	36,975	44,900
FDIC receivable	12,517	19,763	69,386
Other	97,483	69,689	87,976
Total other assets	$568,268	$577,541	$680,109

Deposits

Deposits totaled $21.11 billion, $20.39 billion and $19.27 billion at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Average deposits totaled $20.95 billion for the second quarter of 2012, an increase of 2 percent from $20.50 billion for the fourth quarter of 2011 and an increase of 12 percent from $18.78 billion for the second quarter of 2011. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $20.22 billion, $19.78 billion and $17.95 billion for the quarters ended June 30, 2012, December 31, 2011 and June 30, 2011, respectively, and represented 97 percent, 96 percent and 96 percent of total deposits for the same periods. Average noninterest-bearing deposits in the second quarter of 2012 increased 10 percent and 33 percent compared with the fourth quarter of 2011 and year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $2.14 billion in the second quarter of 2012, compared with $1.83 billion in the fourth quarter of 2011 and $1.76 billion for the second quarter of 2011. The increases were due primarily to the addition of new escrow and property management clients, as well as continued growth in deposit balances by existing clients.

Borrowed Funds

Total borrowed funds were $1.03 billion, $747.8 million and $851.6 million at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Total average borrowed funds were $800.8 million, $702.4 million and $865.3 million for the quarters ended June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $322.1 million as of June 30, 2012 compared to $50.0 million as of December 31, 2011 and $149.8 million as of June 30, 2011. Short-term borrowings at June 30, 2012 consist primarily of the current portion of senior notes that mature in February 2013.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $712.3 million, $697.8 million and $701.8 million as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The Company’s long-term borrowings have maturity dates ranging from July 2013 to November 2034.

On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of June 30, 2012, FAEF borrowings were comprised of $82.8 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected as nonrecourse debt and classified as short-term borrowings or long-term debt based on its maturities.

On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds will be used for general corporate purposes, including to pay off and reduce short-term wholesale deposits and other borrowings.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $6.36 billion at June 30, 2012, $5.67 billion at December 31, 2011 and $5.33 billion at June 30, 2011.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $761.2 million in letters of credit at June 30, 2012, of which $748.3 million relate to standby letters of credit and $12.9 million relate to commercial letters of credit. The Company had $723.5 million outstanding in letters of credit at December 31, 2011, of which $708.9 million relate to standby letters of credit and $14.7 million relate to commercial letters of credit. At June 30, 2011, the Company had $607.6 million outstanding in letters of credit of which $582.4 million relate to standby letters of credit and $25.2 million relate to commercial letters of credit.

As of June 30, 2012, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $58.9 million was funded. As of December 31, 2011 and June 30, 2011, the Company had private equity and alternative investment fund commitments of $68.9 million and $65.9 million, of which $57.9 million and $54.4 million was funded, respectively.

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

At June 30, 2012, $7.00 billion, or approximately 28 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets is measured using Level 3 inputs. At June 30, 2012, $61.8 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1 or Level 2 inputs.

At June 30, 2012, $83.7 million, or approximately 0.3 percent, of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2012.

Capital

The ratio of period-end equity to period-end assets was 9.09 percent, 9.06 percent and 9.25 percent as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2012, December 31, 2011 and June 30, 2011:

	Regulatory Well-Capitalized Standards	June 30, 2012	December 31, 2011	June 30, 2011
City National Corporation
Tier 1 leverage	—	6.74%	6.77%	7.09%
Tier 1 risk-based capital	6.00%	9.58	10.26	10.66
Total risk-based capital	10.00	12.91	12.83	13.34
Tangible equity to tangible assets (1)	—	6.88	7.01	7.08
Tier 1 common shareholders’ equity to risk-based assets (2)	—	9.55	10.22	10.45

City National Bank
Tier 1 leverage	5.00%	7.91%	8.07%	8.55%
Tier 1 risk-based capital	6.00	11.27	12.23	12.87
Total risk-based capital	10.00	14.53	14.68	15.41

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Total equity	$2,255,365	$2,144,849	$2,084,010
Less: Goodwill and other intangible assets	(589,114)	(522,753)	(526,207)
Tangible equity (A)	$1,666,251	$1,622,096	$1,557,803

Total assets	$24,801,973	$23,666,291	$22,526,089
Less: Goodwill and other intangible assets	(589,114)	(522,753)	(526,207)
Tangible assets (B)	$24,212,859	$23,143,538	$21,999,882

Tangible equity to tangible assets (A)/(B)	6.88%	7.01%	7.08%

Tier 1 capital	1,602,398	1,570,101	1,523,269
Less: Noncontrolling interest	—	—	(25,089)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,597,243	$1,564,946	$1,493,025

Risk-weighted assets (D)	$16,722,999	$15,305,328	$14,285,572

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.55%	10.22%	10.45%

In December 2010, the Basel Committee on Bank Supervision (“BCBS”) published the final version of the Capital Accord commonly referred to as Basel III.  A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The standards established in the Capital Accord will be implemented by the governing regulatory agencies of the participating nations. These standards must also be integrated with the safety and soundness standards required under the Dodd-Frank Act. In June 2012, United States banking regulators issued proposed standards combining Basel III and Dodd-Frank Act requirements. The proposed requirements will be phased in over several years, and will replace the previous regulatory model established under the Basel I Accord. Important elements of the standards are as follows:

•                  Increase minimum capital requirements,

•                  Raise the quality of capital so banks are better able to absorb losses,

•                  Implement a leverage ratio concept for U.S. bank holding companies,

•                  Establish a specific capital conservation buffer, and

•                  Provide a more uniform supervisory standard for U.S financial institution regulatory agencies

Although these new rules have not yet been finalized and implemented by the federal banking agencies, the Company has estimated its capital ratios using the proposed standards and the pro forma ratios exceed the requirements of the fully implemented capital rules.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 92 percent of funding for average total assets in the second quarter and first six months of 2012, respectively, and 91 percent for the year-earlier periods. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $3.5 million and $84.9 million for the three and six months ended June 30, 2012, respectively and $11.2 million and $6.0 million for the year-earlier periods. The balance of short-term funding from market sources was $110.0 million at June 30, 2012. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $797.3 million and $747.0 million for the three and six months ended June 30, 2012, respectively, compared with $854.1 million and $856.0 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $402.3 million and $289.6 million for the second quarter and six months of 2012, respectively, compared with $641.5 million and $672.1 million in the year-earlier period. In addition, the Company has committed and unutilized secured borrowing capacity of $4.26 billion as of June 30, 2012 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $6.65 billion and $6.90 billion for the quarter and six months ended June 30, 2012, respectively.  The portfolio of securities available-for-sale averaged $6.16 billion and $5.89 billion for the quarter and six months ended June 30, 2011, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $6.94 billion at June 30, 2012. These securities could be used as collateral for borrowing or a portion could be sold.

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

The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2012, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2012, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At June 30, 2012, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 7.6 percent in year one and a 26.9 percent increase in year two. This compares to an increase in projected net interest income of 3.9 percent in year one and a 16.1 percent increase in year two at June 30, 2011. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 8.7 percent in year one and 29.0 percent increase in year two. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of June 30, 2012. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$2,169	$2,733	$4,902	$63	$1,122	$6,087
Commercial real estate mortgages	302	896	1,198	72	1,154	2,424
Residential mortgages	—	—	—	2,322	1,501	3,823
Real estate construction	139	129	268	—	34	302
Equity lines of credit	741	—	741	—	—	741
Installment	74	—	74	—	56	130
Covered loans	91	132	223	756	281	1,260
Total loans and leases	$3,516	$3,890	$7,406	$3,213	$4,148	$14,767

Percentage of portfolio	24%	26%	50%	22%	28%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At June 30, 2012, $7.41 billion (50 percent) of the Company’s loan portfolio was floating rate, of which $5.30 billion (72 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.41 billion (19 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $88.0 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2012:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$1,993	$987	$504	$32	$3,516
LIBOR	3,303	421	110	56	3,890
Total floating rate loans	$5,296	$1,408	$614	$88	$7,406

% of total floating rate loans	72%	19%	8%	1%	100%

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

As of June 30, 2012, an instantaneous 200 basis point increase in interest rates results in a 0.8 percent decline in EVE. This compares to a 2.4 percent decline a year-earlier. The decrease is due to changes in the mix of the balance sheet resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of June 30, 2012 and June 30, 2011 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	June 30, 2012			December 31, 2011			June 30, 2011
(in millions)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)
Fair Value Hedge Interest Rate Swap
Long-term debt	$205.5	$6.2	0.5	$207.4	$9.8	1.0	$355.2	$14.5	0.9

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

At June 30, 2012, the Company had $205.5 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of long-term debt. There were no cash flow hedges outstanding at June 30, 2012. The positive fair value of the fair value hedges of $6.2 million is recorded in other assets. It consists of a positive mark-to-market of $5.1 million and net interest receivable of $1.1 million. The balance of debt reported in the consolidated balance sheet has been increased by a $5.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged long-term debt consists of City National Corporation senior notes with a face value of $205.5 million due on February 15, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2012. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable first-party sources that have considerable experience with the derivative markets. The Company provides client data to the first-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2012 and 2011, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $1.93 billion and $1.19 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $3.1 million, $5.3 million and $6.1 million of credit risk exposure at June 30, 2012, December 31, 2011 and June 30, 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. Collateral in the form of securities valued at $3.0 million had been received from swap counterparties at June 30, 2012. At June 30, 2011, collateral valued at $9.7 million comprised of securities valued at $7.9 million and cash of $1.8 million, had been received from swap counterparties. Additionally, the Company delivered collateral valued at $42.8 million on swap agreements at June 30, 2012.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At June 30, 2012, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $270.4 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $3.7 million and $3.3 million at June 30, 2012, respectively.

ITEM 4. CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its “disclosure controls and procedures” (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of risk factors relating to the Company’s business. There has been no material change in the Corporation’s risk factors as previously disclosed in the Company’s Form 10-K, with the exception of an update to our risk factor on cyber security as described below.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The Company employs an in-depth defense approach that leverages people, processes and technology to manage and maintain cyber security controls. The Company has an experienced team of Information Security professionals, the latest automated tools, and Board-approved policies, to secure our digital environment. The Company employs a variety of preventative and detective tools to monitor, block, and alert on any suspicious activity, as well as to report on any suspected advanced persistent threats. The Company has not experienced any significant compromises due to cyber security attacks. There have been no security breaches of its systems, no virus outbreaks, no compromise of data, and no material financial losses related to cyber attacks. Although rogue viruses on occasion do penetrate the external automated tools, they have been caught timely by internal filters. The historical impact of such attacks on the Company’s operations, expenses and risks has been very low, with no incidents experienced in recent years that pose any significant risks to the integrity of confidential company or client information. Although to date we have not experienced material financial losses related to these risks, there can be no assurance that the Company will not suffer such losses in the future. Any such losses can adversely affect our financial condition or results of operations, and could expose the Company to reputation risk, the loss of client business, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption. Cyber security risks may also occur with the Company’s third party technology service providers, and may interfere with their ability to fulfill their contractual obligations to the Company, with attendant potential for financial loss or liability that could adversely affect the Company’s financial condition or results of operations.  Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and our clients.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

ITEM 6.                 EXHIBITS

No.

31.1	Chief Executive Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 8, 2012	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)