Form 10-Q
period 2012-09-30
CITY NATIONAL CORP
filed 2012-11-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 53,795,583 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$235,038	$168,376
Due from banks - interest-bearing	335,300	76,438
Federal funds sold	19,500	—
Securities available-for-sale - cost $7,710,762 and $7,445,999 at September 30, 2012 and December 31, 2011, respectively:
Securities pledged as collateral	50,820	37,861
Held in portfolio	7,821,244	7,534,040
Securities held-to-maturity - fair value $1,222,721 and $473,903 at September 30, 2012 and December 31, 2011, respectively	1,174,161	467,680
Trading securities	64,749	61,975
Loans and leases, excluding covered loans	13,724,651	12,309,385
Less: Allowance for loan and lease losses	268,440	262,557
Loans and leases, excluding covered loans, net	13,456,211	12,046,828
Covered loans, net of allowance for loan losses	1,099,359	1,417,289
Net loans and leases	14,555,570	13,464,117
Premises and equipment, net	147,621	143,641
Deferred tax asset	139,829	155,529
Goodwill	641,694	486,383
Customer-relationship intangibles, net	50,071	36,370
Affordable housing investments	156,982	121,039
Customers’ acceptance liability	2,573	1,702
Other real estate owned ($83,618 and $98,550 covered by FDIC loss share at September 30, 2012 and December 31, 2011, respectively)	110,673	129,340
FDIC indemnification asset	160,991	204,259
Other assets	584,712	577,541
Total assets	$26,251,528	$23,666,291
Liabilities
Demand deposits	$13,432,413	$11,146,627
Interest checking deposits	1,979,580	2,034,815
Money market deposits	5,826,708	5,954,886
Savings deposits	374,197	339,858
Time deposits-under $100,000	214,620	251,782
Time deposits-$100,000 and over	684,798	659,614
Total deposits	22,512,316	20,387,582
Short-term borrowings	211,739	50,000
Long-term debt	706,035	697,778
Reserve for off-balance sheet credit commitments	25,260	23,097
Acceptances outstanding	2,573	1,702
Other liabilities	421,895	316,640
Total liabilities	23,879,818	21,476,799
Redeemable noncontrolling interest	41,386	44,643
Commitments and contingencies
Shareholders’ Equity
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at September 30, 2012 and December 31, 2011	53,886	53,886
Additional paid-in capital	485,975	489,200
Accumulated other comprehensive income	93,924	72,372
Retained earnings	1,732,417	1,611,969
Treasury shares, at cost - 695,872 and 1,386,705 shares at September 30, 2012 and December 31, 2011, respectively	(35,878)	(82,578)
Total shareholders’ equity	2,330,324	2,144,849
Total liabilities and shareholders’ equity	$26,251,528	$23,666,291

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income
Loans and leases	$180,349	$175,435	$534,521	$508,366
Securities	44,182	40,893	133,118	117,951
Due from banks - interest-bearing	163	474	429	1,179
Federal funds sold and securities purchased under resale agreements	74	90	181	342
Total interest income	224,768	216,892	668,249	627,838
Interest expense
Deposits	3,316	8,535	10,914	28,742
Federal funds purchased and securities sold under repurchase agreements	9	—	42	2
Subordinated debt	6,125	4,419	14,494	13,701
Other long-term debt	5,396	4,622	15,685	13,960
Total interest expense	14,846	17,576	41,135	56,405
Net interest income	209,922	199,316	627,114	571,433
Provision for credit losses on loans and leases, excluding covered loans	2,000	7,500	3,000	7,500
Provision for losses on covered loans	18,089	5,147	38,848	25,979
Net interest income after provision	189,833	186,669	585,266	537,954
Noninterest income
Trust and investment fees	43,477	35,412	111,198	107,737
Brokerage and mutual fund fees	9,059	5,079	19,380	15,604
Cash management and deposit transaction charges	11,526	10,986	34,169	33,616
International services	9,819	10,352	28,621	27,683
FDIC loss sharing income (expense), net	1,667	(14,191)	(3,493)	(16,270)
Gain on disposal of assets	3,199	5,191	8,401	16,037
Gain on sale of securities	856	3,520	1,026	5,339
Gain on acquisition	—	—	—	8,164
Other	27,693	13,479	58,640	58,206
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(1,510)	(4,549)	(1,688)	(5,007)
Less: Portion of loss recognized in other comprehensive income	1,471	4,356	1,471	4,356
Net impairment loss recognized in earnings	(39)	(193)	(217)	(651)
Total noninterest income	107,257	69,635	257,725	255,465
Noninterest expense
Salaries and employee benefits	120,210	112,729	355,490	335,880
Net occupancy of premises	16,238	13,713	43,980	40,724
Legal and professional fees	11,757	14,242	34,996	39,109
Information services	8,660	7,906	25,348	23,738
Depreciation and amortization	8,324	6,930	23,765	20,582
Amortization of intangibles	1,932	2,105	5,336	6,377
Marketing and advertising	7,141	6,675	21,554	20,819
Office services and equipment	4,673	4,456	13,113	13,734
Other real estate owned	8,749	13,160	28,384	49,811
FDIC assessments	4,616	6,670	13,618	25,000
Other operating	15,586	9,051	37,538	31,092
Total noninterest expense	207,886	197,637	603,122	606,866
Income before income taxes	89,204	58,667	239,869	186,553
Income taxes	29,052	16,267	78,042	54,803
Net income	$60,152	$42,400	$161,827	$131,750
Less: Net income attributable to noncontrolling interest	372	1,002	1,024	3,189
Net income attributable to City National Corporation	$59,780	$41,398	$160,803	$128,561
Net income per share, basic	$1.10	$0.78	$2.98	$2.41
Net income per share, diluted	$1.10	$0.77	$2.97	$2.39
Shares used to compute net income per share, basic	53,425	52,481	53,092	52,422
Shares used to compute net income per share, diluted	53,711	52,720	53,376	52,882
Dividends per share	$0.25	$0.20	$0.75	$0.60

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income	$60,152	$42,400	$161,827	$131,750
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized gains arising during the period	12,042	30,523	21,715	51,834
Reclassification adjustment for net gains included in net income	(28)	(1,780)	(267)	(2,882)
Non-credit related impairment loss	(856)	(2,533)	(856)	(2,533)
Net change on cash flow hedges (1)	(42)	32	(125)	(903)
Pension liability adjustment	—	(68)	1,085	98
Total other comprehensive income	11,116	26,174	21,552	45,614
Comprehensive income	$71,268	$68,574	$183,379	$177,364
Less: Comprehensive income attributable to noncontrolling interest	372	1,002	1,024	3,189
Comprehensive income attributable to City National Corporation	$70,896	$67,572	$182,355	$174,175

(1)          See Note 12 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2012	2011
Cash Flows From Operating Activities
Net income	$161,827	$131,750
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	3,000	7,500
Provision for losses on covered loans	38,848	25,979
Amortization of intangibles	5,336	6,377
Depreciation and amortization	23,765	20,582
Share-based employee compensation expense	13,694	14,171
Deferred income tax benefit	926	2,578
Gain on disposal of assets	(8,401)	(16,037)
Gain on sale of securities	(1,026)	(5,339)
Gain on acquisition	—	(8,164)
Impairment loss on securities	217	651
Other, net	(29,115)	(8,708)
Net change in:
Trading securities	(2,187)	161,591
Other assets and other liabilities, net	75,109	105,224
Net cash provided by operating activities	281,993	438,155
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(2,997,503)	(3,990,753)
Sales of securities available-for-sale	6,216	101,548
Maturities and paydowns of securities available-for-sale	2,699,482	2,496,283
Purchase of securities held-to-maturity	(728,064)	—
Maturities and paydowns of securities held-to-maturity	20,124	—
Loan originations, net of principal collections	(779,081)	(508,913)
Net payments for premises and equipment	(23,039)	(32,927)
Net cash (paid) acquired in acquisitions	(123,746)	28,066
Other investing activities, net	23,976	96,819
Net cash used in investing activities	(1,901,635)	(1,809,877)
Cash Flows From Financing Activities
Net increase in deposits	2,124,734	1,605,424
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(50,000)	30,000
Net decrease in short-term borrowings, net of transfers from long-term debt	(94,141)	(150,895)
Net increase (decrease) in long-term debt	1,906	(757)
Proceeds from exercise of stock options	21,653	4,792
Tax benefit from exercise of stock options	2,959	1,024
Cash dividends paid	(40,029)	(31,851)
Other financing activities, net	(2,416)	(26,454)
Net cash provided by financing activities	1,964,666	1,431,283
Net increase in cash and cash equivalents	345,024	59,561
Cash and cash equivalents at beginning of year	244,814	434,689
Cash and cash equivalents at end of period	$589,838	$494,250
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$47,903	$70,612
Income taxes	53,783	79,739
Non-cash investing activities:
Transfer of loans to other real estate owned	$58,202	$81,109
Transfer of SERP liability to equity	8,348	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$—	$10,441
Loans and leases	318,301	—
Covered loans	—	55,313
Covered other real estate owned	—	7,463
Deposits	—	(126,795)
Other borrowings	(320,856)	(3,165)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

	City National Corporation Shareholders’ Equity
				Accumulated
	Common		Additional	other			Non-
	shares	Common	paid-in	comprehensive	Retained	Treasury	controlling	Total
(in thousands, except share amounts)	issued	stock	capital	income	earnings	shares	interest	equity

Balance, January 1, 2011	53,885,886	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Net income (1)	—	—	—	—	128,561	—	1,678	130,239
Other comprehensive income, net of tax	—	—	—	45,614	—	—	—	45,614
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	(1,678)	(1,678)
Issuance of shares under share-based compensation plans	—	—	(14,589)	—	—	17,393	—	2,804
Share-based employee compensation expense	—	—	14,039	—	—	—	—	14,039
Tax benefit from share-based compensation plans	—	—	1,247	—	—	—	—	1,247
Common stock dividends	—	—	—	—	(31,851)	—	—	(31,851)
Net change in deferred compensation plans	—	—	641	—	—	—	—	641
Change in redeemable noncontrolling interest	—	—	(245)	—	—	—	—	(245)
Other (2)	—	—	76	—	—	—	(25,139)	(25,063)
Balance, September 30, 2011	53,885,886	$53,886	$489,037	$82,467	$1,578,747	$(83,672)	$—	$2,120,465

Balance, January 1, 2012	53,885,886	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$—	$2,144,849
Net income (1)	—	—	—	—	160,803	—	—	160,803
Other comprehensive income, net of tax	—	—	—	21,552	—	—	—	21,552
Issuance of shares under share-based compensation plans	—	—	(27,171)	—	—	46,698	—	19,527
Share-based employee compensation expense	—	—	12,825	—	—	—	—	12,825
Tax benefit from share-based compensation plans	—	—	953	—	—	—	—	953
Common stock dividends	—	—	—	—	(40,355)	—	—	(40,355)
Net change in deferred compensation plans	—	—	787	—	—	2	—	789
Change in redeemable noncontrolling interest	—	—	1,033	—	—	—	—	1,033
Other (3)	—	—	8,348	—	—	—	—	8,348
Balance, September 30, 2012	53,885,886	$53,886	$485,975	$93,924	$1,732,417	$(35,878)	$—	$2,330,324

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $1,024 and $1,511 for the nine month periods ended September 30, 2012 and 2011, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)          See Note 17 for additional information on the change in noncontrolling interest.

(3)          Conversion of pension liability to equity due to SERP amendment. See Note 14 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of September 30, 2012, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned (“OREO”), valuation of stock options and restricted stock, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation (“FDIC”) indemnification assets, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

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

Accounting Pronouncements

During the nine months ended September 30, 2012, the following accounting pronouncements applicable to the Company were issued or became effective:

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

•              In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement and provides a model for measuring the fair value of an instrument classified in shareholders’ equity. ASU 2011-04 requires entities to make an accounting policy election regarding fair value measurements of financial assets and liabilities, such as derivatives, for which the exposure to market or counterparty credit risks is managed on a net or portfolio basis. The Company elected to

Note 1. Summary of Significant Accounting Policies (Continued)

continue measuring derivative instruments that are subject to master netting agreements on the net risk exposure at the measurement date.

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

•                  In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment  (“ASU 2012-02”), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

•                  In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805), Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). ASU 2012-06 clarifies existing guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Existing guidance specifies that an acquirer must record an indemnification asset at the same time as it recognizes the indemnified item in a business combination. The indemnification asset is initially measured on the same basis as the indemnified item, with a valuation allowance for amounts deemed uncollectible, and is subsequently also measured on the same basis as the indemnified item, subject to any contractual limitations on the asset’s amount.  Under ASU 2012-06, when there is a subsequent change in the cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset  on the same basis as the underlying loans by taking into account the contractual limitation of the loss-sharing agreement with the FDIC. For amortization of changes in value, the reporting entity should use the term of the loss-sharing agreement if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Business Combinations

Rochdale Investment Management

On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), a New York City-based investment firm with approximately $4.89 billion of assets under management at the date of acquisition. Rochdale manages assets for affluent and high-net-worth clients and their financial advisors across the nation, and will operate as a wholly owned subsidiary of the Bank. The investment firm was acquired with both cash and contingent consideration.

The Company recognized goodwill of approximately $85.5 million and a client contract intangible of $19.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $45.8 million. The contingent consideration arrangements require the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the next six years if certain criteria, such as revenue growth and pre-tax margin, are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the agreement does not set a limit on the total payment, the Company estimates that the total consideration payment could be in the range of $32 million to $74 million, but will ultimately be determined based on actual future results.

The Company recognized acquisition-related expense of $2.0 million during the nine months ended September 30, 2012. The majority of this expense is included in Legal and professional fees in the consolidated statements of income.

The operating results of Rochdale from its acquisition date through September 30, 2012 are included in the consolidated statement of income for 2012 and are not material to total consolidated operating results for the three and nine month periods ended September 30, 2012. Further, the historical results of the acquired entity are not material to the Company’s results, and consequently, no pro forma information is presented.

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

The operating results of FAEF from its acquisition date through September 30, 2012 are included in the consolidated statement of income for 2012 and are not material to total consolidated operating results for the three and nine month periods ended September 30, 2012. Further, the historical results of the acquired entity are not material to the Company’s results, and consequently, no pro forma information is presented.

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

In connection with the acquisition of NCB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. Covered assets include acquired loans (“covered loans”) and OREO (“covered OREO”) that are covered under loss-sharing agreements with the

Note 2. Business Combinations (Continued)

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

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$20,355	$20,355	$—	$—
Federal agency - Debt	1,547,300	—	1,547,300	—
Federal agency - MBS	657,935	—	657,935	—
CMOs - Federal agency	4,847,471	—	4,847,471	—
CMOs - Non-agency	64,489	—	64,489	—
State and municipal	425,169	—	378,072	47,097
Other debt securities	308,524	—	290,182	18,342
Equity securities and mutual funds	821	821	—	—
Trading securities	64,749	61,883	2,866	—
Mark-to-market derivatives (1)	70,878	3,068	67,810	—
Total assets at fair value	$8,007,691	$86,127	$7,856,125	$65,439

Liabilities
Mark-to-market derivatives	$66,692	$1,719	$64,973	$—
Contingent consideration liability	46,283	—	$—	46,283
FDIC clawback liability	9,914	—	—	9,914
Other liabilities	393	—	393	—
Total liabilities at fair value (2)	$123,282	$1,719	$65,366	$56,197

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$1,658	$—	$—	$1,658
Commercial real estate mortgages	11,699	—	11,699	—
Residential mortgages	4,382	—	3,924	458
Real estate construction	7,208	—	7,208	—
Equity lines of credit	782	—	—	782
Installment	399	—	399	—
Other real estate owned (5)	55,321	—	49,579	5,742
Private equity and alternative investments	5,982	—	—	5,982
Total assets at fair value	$87,431	$—	$72,809	$14,622

(1)         Reported in Other assets in the consolidated balance sheets.

(2)         Reported in Other liabilities in the consolidated balance sheets.

(3)         Impaired loans for which fair value was calculated using the collateral valuation method.

(4)         Includes lease financing.

(5)         Other real estate owned balance of $110.7 million in the consolidated balance sheets includes $83.6 million of covered OREO and is net of estimated disposal costs.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$19,182	$19,182	$—	$—
Federal agency - Debt	1,973,862	—	1,973,862	—
Federal agency - MBS	681,044	—	681,044	—
CMOs - Federal agency	4,326,907	—	4,326,907	—
CMOs - Non-agency	69,001	—	69,001	—
State and municipal	401,604	—	401,604	—
Other debt securities	99,074	—	79,491	19,583
Equity securities and mutual funds	1,227	1,227	—	—
Trading securities	61,975	61,922	53	—
Mark-to-market derivatives (1)	62,230	2,552	59,678	—
Total assets at fair value	$7,696,106	$84,883	$7,591,640	$19,583

Liabilities
Mark-to-market derivatives	$52,881	$1,542	$51,339	$—
FDIC clawback liability	8,103	$—	$—	$8,103
Other liabilities	263	—	263	—
Total liabilities at fair value (2)	$61,247	$1,542	$51,602	$8,103

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,484	$—	$—	$2,484
Commercial real estate mortgages	6,830	—	6,830	—
Residential mortgages	5,555	—	5,084	471
Real estate construction	18,528	—	9,680	8,848
Equity lines of credit	3,471	—	2,588	883
Installment	675	—	675	—
Collateral dependent impaired covered loans (3):
Commercial	422	—	—	422
Other real estate owned (5)	66,837	—	56,898	9,939
Private equity and alternative investments	6,558	—	—	6,558
Total assets at fair value	$111,360	$—	$81,755	$29,605

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

Note 3. Fair Value Measurements (Continued)

At September 30, 2012, $8.01 billion, or approximately 31 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $7.70 billion, or 33 percent, at December 31, 2011. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At September 30, 2012, $123.3 million of the Company’s total liabilities were recorded at fair value using Level 1, Level 2 or Level 3 inputs, compared with $61.2 million at December 31, 2011. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2012. At September 30, 2012, $87.4 million, or approximately 0.3 percent, of the Company’s total assets, were recorded at fair value on a nonrecurring basis, compared with $111.4 million, or approximately 0.5 percent, at December 31, 2011. These assets were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and 2011.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	FDIC Clawback Liability
Balance, beginning of period	$19,583	$—	$(8,103)	$20,982	$(6,911)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,811)	—	(1,131)
Included in other comprehensive income	1,770	—	—	348	—
Additions	—	(45,768)	—	—	—
Settlements	(3,152)	—	—	(1,960)	—
Transfers into Level 3	47,165	—	—	—	—
Other (1)	73	(515)	—	(20)	—
Balance, end of period	$65,439	$(46,283)	$(9,914)	$19,350	$(8,042)

(1)         Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale and accretion of discount related to the contingent consideration liability.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities available-for-sale. During the nine months ended September 30, 2012, municipal auction rate securities totaling $47.2 million were transferred from Level 2 to Level 3 of the fair value hierarchy as a result of a change in the method used to value these securities. The valuation methodology was revised due to the prolonged period of inactivity in the market for auction rate securities. At September 30, 2012, these securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Senior notes totaling $18.3 million at September 30, 2012 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. Refer to Note 3, Business Combinations, for further discussion of the methodology used to value the contingent consideration liability. The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions and (3) credit assumptions.

Note 3. Fair Value Measurements (Continued)

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the nine months ended September 30, 2012 and 2011. Paydowns of $3.2 million and $2.0 million were received on Level 3 assets measured on a recurring basis for the nine months ended September 30, 2012 and 2011, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at September 30, 2012	Valuation Method		Unobservable Inputs
Collateral dependent impaired loans	$2,898	Market	-	Adjustments to external or internal appraised values (1)
			-	Probability weighting of broker price opinions
			-	Management assumptions regarding market trends or other relevant factors

Other real estate owned	$5,742	Market	-	Adjustments to external or internal appraised values (1)
			-	Probability weighting of broker price opinions
			-	Management assumptions regarding market trends or other relevant factors

Private equity and alternative investments	$5,982	Cost Recovery	-	Management’s assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

(1)         Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.

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

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Collateral dependent impaired loans:
Commercial	$—	$80	$(368)	$(526)
Commercial real estate mortgages	306	(1,643)	(1,630)	5,811
Residential mortgages	(31)	(266)	(1,152)	(455)
Real estate construction	130	(10,413)	(6,623)	(11,612)
Equity lines of credit	16	(179)	(47)	(689)
Installment	(101)	(279)	(208)	(4,596)
Collaterial dependent impaired covered loans:
Commercial	—	(325)	—	(325)
Other real estate owned (1)	(4,147)	(6,585)	(16,312)	(32,575)
Private equity and alternative investments	(2,477)	(32)	(2,938)	(232)
Total net losses recognized	$(6,304)	$(19,642)	$(29,278)	$(45,199)

(1)

Net losses on OREO includes $3.6 million and $14.7 million of net losses related to covered OREO for the three and nine months ended September 30, 2012, respectively, and $6.7 million and $29.5 million of net losses for the three and nine months ended September 30, 2011, respectively. A significant portion of net losses on covered OREO is reimbursable by the FDIC.

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

Note 3. Fair Value Measurements (Continued)

The following tables summarize the carrying amounts and estimated fair values of those financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets. The tables also provide information on the level in the fair value hierarchy for inputs used in the fair value of those financial instruments. Most financial assets and financial liabilities for which carrying amount equals fair value are considered by the Company to be Level 1 measurements in the fair value hierarchy.

	September 30, 2012
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$235.0	$235.0	$235.0	$—	$—
Due from banks - interest bearing	335.3	335.3	335.3	—	—
Federal funds sold	19.5	19.5	19.5	—	—
Securities held-to-maturity	1,174.2	1,222.7	—	1,222.7	—
Loans and leases, net of allowance	13,456.2	13,903.0	—	—	13,903.0
Covered loans, net of allowance	1,099.4	1,173.8	—	—	1,173.8
FDIC indemnification asset	161.0	135.3	—	—	135.3
Investment in FHLB and FRB stock	96.1	96.1	—	96.1	—

Financial Liabilities:
Deposits	$22,512.3	$22,516.7	$—	$21,612.9	$903.8
Other short-term borrowings	211.7	214.4	—	211.2	3.2
Long-term debt	706.0	773.0	—	697.4	75.6

	December 31, 2011
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$168.4	$168.4	$168.4	$—	$—
Due from banks - interest bearing	76.4	76.4	76.4	—	—
Securities held-to-maturity	467.7	473.9	—	473.9	—
Loans and leases, net of allowance	12,046.8	12,400.5	—	—	12,400.5
Covered loans, net of allowance	1,417.3	1,472.6	—	—	1,472.6
FDIC indemnification asset	204.3	184.3	—	—	184.3
Investment in FHLB and FRB stock	107.4	107.4	—	107.4	—

Financial Liabilities:
Deposits	$20,387.6	$20,392.3	$—	$19,476.2	$916.1
Federal funds purchased and securities sold under repurchase agreements	50.0	50.0	50.0	—	—
Long-term debt	697.8	718.7	—	718.7	—

Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities held-to-maturity — For securities held-to-maturity, the fair value is determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security.

Note 3. Fair Value Measurements (Continued)

Loans and leases — Loans and leases, excluding covered loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the previous table. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company’s assumptions for current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank’s loan pricing model for like-quality credits. The discount rates used in the Company’s model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

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

Off-balance sheet commitments, which include commitments to extend credit, are excluded from the table. A reasonable estimate of fair value for these instruments is the carrying amount of deferred fees and the reserve for any credit losses related to these off-balance sheet instruments. This estimate is not material to the Company’s financial position.

Note 4. Securities

At September 30, 2012, the Company had total securities of $9.11 billion, comprised of securities available-for-sale at fair value of $7.87 billion, securities held-to-maturity at amortized cost of $1.17 billion and trading securities at fair value of $64.7 million. At December 31, 2011, the Company had total securities of $8.10 billion, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at September 30, 2012 and December 31, 2011:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2012
Securities available-for-sale:
U.S. Treasury	$20,352	$6	$(3)	$20,355
Federal agency - Debt	1,542,162	5,169	(31)	1,547,300
Federal agency - MBS	612,713	45,222	—	657,935
CMOs - Federal agency	4,755,996	95,410	(3,935)	4,847,471
CMOs - Non-agency	66,431	1,070	(3,012)	64,489
State and municipal	406,127	19,177	(135)	425,169
Other debt securities	306,645	8,329	(6,450)	308,524
Total debt securities	7,710,426	174,383	(13,566)	7,871,243
Equity securities and mutual funds	336	485	—	821
Total securities available-for-sale	$7,710,762	$174,868	$(13,566)	$7,872,064

Securities held-to-maturity (1):
Federal agency - Debt	$96,389	$2,960	$—	$99,349
Federal agency - MBS	218,085	11,558	—	229,643
CMOs - Federal agency	660,196	28,830	—	689,026
State and municipal	199,491	5,364	(152)	204,703
Total securities held-to-maturity	$1,174,161	$48,712	$(152)	$1,222,721

December 31, 2011
Securities available-for-sale:
U.S. Treasury	$19,163	$24	$(5)	$19,182
Federal agency - Debt	1,967,928	6,230	(296)	1,973,862
Federal agency - MBS	650,091	31,040	(87)	681,044
CMOs - Federal agency	4,239,205	89,926	(2,224)	4,326,907
CMOs - Non-agency	79,999	322	(11,320)	69,001
State and municipal	383,210	18,767	(373)	401,604
Other debt securities	106,051	1,896	(8,873)	99,074
Total debt securities	7,445,647	148,205	(23,178)	7,570,674
Equity securities and mutual funds	352	875	—	1,227
Total securities available-for-sale	$7,445,999	$149,080	$(23,178)	$7,571,901

Securities held-to-maturity (1):
Federal agency - Debt	$40,423	$780	$—	$41,203
Federal agency - MBS	75,231	1,632	—	76,863
CMOs - Federal agency	292,547	2,580	(195)	294,932
State and municipal	59,479	1,463	(37)	60,905
Total securities held-to-maturity	$467,680	$6,455	$(232)	$473,903

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $1.0 million and $6.2 million for the three and nine months ended September 30, 2012, respectively, compared with $48.2 million and $101.5 million for the three and nine months ended September 30, 2011, respectively. There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2012 and September 30, 2011. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Gross realized gains	$1,315	$3,897	$1,851	$6,678
Gross realized losses	(459)	(377)	(825)	(1,339)
Net realized gains	$856	$3,520	$1,026	$5,339

Interest income on securities (including trading securities) for the three months ended September 30, 2012 and 2011 is comprised of: (i) taxable interest income of $40.0 million and $37.7 million, respectively (ii) nontaxable interest income of $4.1 million and $3.0 million, respectively, and (iii) dividend income of $0.1 million and $0.2 million, respectively. Interest income on securities (including trading securities) for the nine months ended September 30, 2012 and 2011 is comprised of: (i) taxable interest income of $120.8 million and $108.4 million, respectively (ii) nontaxable interest income of $12.0 million and $8.9 million, respectively, and (iii) dividend income of $0.3 million and $0.7 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$2,001	$18,354	$—	$—	$20,355
Federal agency - Debt	1,149,612	397,688	—	—	1,547,300
Federal agency - MBS	7	476,083	181,845	—	657,935
CMOs - Federal agency	337,650	4,384,761	125,060	—	4,847,471
CMOs - Non-agency	10,224	7,510	46,755	—	64,489
State and municipal	93,209	221,996	85,351	24,613	425,169
Other	2,122	303,986	2,416	—	308,524
Total debt securities available-for-sale	$1,594,825	$5,810,378	$441,427	$24,613	$7,871,243

Amortized cost	$1,588,623	$5,692,865	$404,456	$24,482	$7,710,426

Securities held-to-maturity:
Federal agency - Debt	$—	$5,068	$—	$91,321	$96,389
Federal agency - MBS	—	2,649	215,436	—	218,085
CMOs - Federal agency	—	105,755	554,441	—	660,196
State and municipal	500	15,223	154,277	29,491	199,491
Total debt securities held-to-maturity at amortized cost	$500	$128,695	$924,154	$120,812	$1,174,161

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

Securities Deemed to be Other-Than-Temporarily Impaired

Through the impairment assessment process, the Company determined that certain non-agency CMOs were other-than-temporarily impaired at September 30, 2012. See Non-Agency CMOs below. The Company recorded impairment losses in earnings on securities available-for-sale of $39 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively. Impairment losses recognized in earnings on securities available-for-sale during the three and nine months ended September 30, 2011 were $0.2 million and $0.7 million, respectively. The Company recognized $1.5 million and $4.4 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at September 30, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2012.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2012 and 2011. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$17,366	$17,293	$17,531	$17,923
Subsequent credit-related impairment	39	193	217	651
Reduction for securities sold or redeemed	(537)	—	(537)	(455)
(Increase) decrease in expected cash flows on securities for which OTTI was previously recognized	(267)	508	(610)	(125)
Balance, end of period	$16,601	$17,994	$16,601	$17,994

Note 4. Securities (Continued)

Non-Agency CMOs

The Company held $45.9 million of variable rate non-agency CMOs at September 30, 2012, of which $16.3 million of these securities were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $39 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively. The Company recognized credit-related impairment losses of $0.2 million and $0.7 million in earnings for the three and nine months ended September 30, 2011, respectively. The non-credit portion of other-than-temporary impairment for these securities at September 30, 2012 and 2011 was recognized in AOCI and is attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $18.6 million in fixed rate non-agency CMOs at September 30, 2012, none of which have experienced any other-than-temporary impairment.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2012
Securities available-for-sale:
U.S. Treasury	$5,108	$3	$—	$—	$5,108	$3
Federal agency - Debt	90,220	31	—	—	90,220	31
CMOs - Federal agency	928,673	3,763	49,923	172	978,596	3,935
CMOs - Non-agency	—	—	27,985	3,012	27,985	3,012
State and municipal	47,097	128	808	7	47,905	135
Other debt securities	—	—	16,220	6,450	16,220	6,450
Total securities available-for-sale	$1,071,098	$3,925	$94,936	$9,641	$1,166,034	$13,566

Securities held-to-maturity:
State and municipal	$20,274	$152	$—	$—	$20,274	$152
Total securities held-to-maturity	$20,274	$152	$—	$—	$20,274	$152

Note 4. Securities (Continued)

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2011
Securities available-for-sale:
U.S. Treasury	$4,145	$5	$—	$—	$4,145	$5
Federal agency - Debt	409,129	296	—	—	409,129	296
Federal agency - MBS	24,519	87	—	—	24,519	87
CMOs - Federal agency	744,737	2,224	—	—	744,737	2,224
CMOs - Non-agency	20,094	833	31,400	10,487	51,494	11,320
State and municipal	42,164	268	2,023	105	44,187	373
Other debt securities	34,153	508	14,718	8,365	48,871	8,873
Total securities available-for-sale	$1,278,941	$4,221	$48,141	$18,957	$1,327,082	$23,178

Securities held-to-maturity:
CMOs - Federal agency	$32,256	$195	$—	$—	$32,256	$195
State and municipal	5,784	37	—	—	5,784	37
Total securities held-to-maturity	$38,040	$232	$—	$—	$38,040	$232

At September 30, 2012, the Company had $1.17 billion of securities available-for-sale in an unrealized loss position, consisting of $1.15 billion of temporarily impaired securities and $16.3 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $20.3 million of securities held-to-maturity in an unrealized loss position. At September 30, 2012, the Company had 110 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury securities, 4 federal agency debt securities, 39 federal agency CMOs, 5 non-agency CMOs, 59 state and municipal securities and 1 other debt security.

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

Other debt securities include the Company’s investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at September 30, 2012 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $6.4 million net unrealized loss at September 30, 2012, which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

Note 5. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

The Company’s investment in stock issued by the Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) totaled $96.1 million and $107.4 million at September 30, 2012 and December 31, 2011, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock and does not consider its investments to be impaired at September 30, 2012.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $36.5 million at September 30, 2012 and $39.9 million at December 31, 2011. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,
Fund Type	2012	2011
Private equity and venture capital	$21,399	$23,093
Real estate	8,895	10,541
Hedge	2,866	2,883
Other	3,332	3,402
Total	$36,492	$39,919

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $2.5 million and $2.9 million on its investments during the three and nine months ended September 30, 2012, respectively. The Company recognized impairment losses totaling $32 thousand and $0.2 million on its investments during the three and nine months ended September 30, 2011, respectively.

Note 5. Other Investments (Continued)

The table below provides information as of September 30, 2012 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (2)	$1,909	$143	None (1)	N/A
Real estate (3)	4,073	1,381	None (1)	N/A
Total	$5,982	$1,524

(1)	Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.
(2)	Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.
(3)	Funds invest in commercial, industrial and retail projects and select multi-family housing opportunities which are part of mixed use projects in low and moderate income neighborhoods.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,
(in thousands)	2012	2011
Commercial	$5,554,521	$4,846,594
Commercial real estate mortgages	2,463,664	2,110,749
Residential mortgages	3,897,690	3,763,218
Real estate construction	242,137	315,609
Equity lines of credit	718,966	741,081
Installment	137,632	132,647
Lease financing	710,041	399,487
Loans and leases, excluding covered loans	13,724,651	12,309,385
Less: Allowance for loan and lease losses	(268,440)	(262,557)
Loans and leases, excluding covered loans, net	13,456,211	12,046,828

Covered loans	1,144,337	1,481,854
Less: Allowance for loan losses	(44,978)	(64,565)
Covered loans, net	1,099,359	1,417,289

Total loans and leases	$14,868,988	$13,791,239
Total loans and leases, net	$14,555,570	$13,464,117

The loan amounts above include unamortized fees, net of deferred costs, of $5.9 million and $7.5 million as of September 30, 2012 and December 31, 2011, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at September 30, 2012, California represented 80 percent of total loans outstanding and New York and Nevada represented 7 percent and 3 percent, respectively. The remaining 10 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company’s covered loan portfolio at September 30, 2012, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (7 percent), Arizona (4 percent) and Ohio (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.14 billion as of September 30, 2012 and $1.48 billion as of December 31, 2011. Covered loans, net of allowance for loan losses, were $1.10 billion at September 30, 2012 and $1.42 billion at December 31, 2011.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,
(in thousands)	2012	2011
Commercial	$15,824	$30,911
Commercial real estate mortgages	1,036,383	1,288,352
Residential mortgages	5,707	14,931
Real estate construction	81,524	140,992
Equity lines of credit	4,083	5,167
Installment	816	1,501
Covered loans	1,144,337	1,481,854
Less: Allowance for loan losses	(44,978)	(64,565)
Covered loans, net	$1,099,359	$1,417,289

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income at a level yield over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the nine months ended September 30, 2012 and 2011:

	For the nine months ended
	September 30,
(in thousands)	2012	2011
Balance, beginning of period	$436,374	$562,826
Additions	—	10,871
Accretion	(62,189)	(80,143)
Reclassifications (to) from nonaccretable yield	(4,042)	22,577
Disposals and other	(51,854)	(46,544)
Balance, end of period	$318,289	$469,587

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

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $161.0 million at September 30, 2012 and $204.3 million at December 31, 2011.

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

For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, and regulatory requirements and other subjective factors such as changes in underwriting standards. It also considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations; trends in volumes and terms of loans; and economic trends in the broad market and in specific industries.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan’s contractual effective rate, the secondary market value of the loan and the fair value of collateral.

The relative significance of risk considerations used in measuring the allowance for loan and lease losses will vary by portfolio segment. For commercial loans, the primary risk consideration is a borrower’s ability to generate sufficient cash flows to repay their loan. Secondary considerations include the creditworthiness of guarantors and the valuation of collateral. In addition to the creditworthiness of a borrower, the type and location of real estate collateral is an important risk factor for commercial real estate and real estate construction loans. The primary risk considerations for consumer loans are a borrower’s personal cash flow and liquidity, as well as collateral value.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of activity in the allowance for loan and lease losses and the period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and nine months ended September 30, 2012 and 2011. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended September 30, 2012

Allowance for loan and lease losses:
Beginning balance	$93,407	$47,648	$12,414	$17,583	$7,610	$1,764	$89,108	$269,534
Provision for credit losses (2)	6,293	(716)	1,318	(4,425)	43	(316)	(1,106)	1,091
Charge-offs	(12,163)	(444)	(1,030)	(310)	(43)	(134)	—	(14,124)
Recoveries	7,227	203	495	3,415	11	588	—	11,939
Net (charge-offs) recoveries	(4,936)	(241)	(535)	3,105	(32)	454	—	(2,185)
Ending balance	$94,764	$46,691	$13,197	$16,263	$7,621	$1,902	$88,002	$268,440

Nine months ended September 30, 2012

Allowance for loan and lease losses:
Beginning balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557
Provision for credit losses (2)	3,360	518	740	(5,454)	591	(654)	1,736	837
Charge-offs	(22,382)	(1,318)	(2,333)	(9,769)	(1,077)	(959)	—	(37,838)
Recoveries	30,821	1,524	761	8,139	83	1,556	—	42,884
Net (charge-offs) recoveries	8,439	206	(1,572)	(1,630)	(994)	597	—	5,046
Ending balance	$94,764	$46,691	$13,197	$16,263	$7,621	$1,902	$88,002	$268,440

Ending balance of allowance:
Individually evaluated for impairment	$1,167	$1,874	$185	$1,467	$138	$—	$—	$4,831
Collectively evaluated for impairment	93,597	44,817	13,012	14,796	7,483	1,902	88,002	263,609

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$6,264,562	$2,463,664	$3,897,690	$242,137	$718,966	$137,632	$—	$13,724,651
Individually evaluated for impairment	34,731	58,217	11,342	56,582	4,496	449	—	165,817
Collectively evaluated for impairment	6,229,831	2,405,447	3,886,348	185,555	714,470	137,183	—	13,558,834

(1)	Includes lease financing loans.
(2)

Provision for credit losses in the allowance rollforward for the three months ended September 30, 2012 includes total provision expense of $2.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $0.9 million. Provision for credit losses for the nine months ended September 30, 2012 includes total provision expense of $3.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $2.2 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total

Three months ended September 30, 2011

Allowance for loan and lease losses:
Beginning balance	$85,717	$49,060	$12,873	$29,455	$6,668	$1,951	$80,209	$265,933
Provision for credit losses (2)	2,772	(1,604)	(691)	2,269	(122)	417	4,958	7,999
Charge-offs	(6,282)	(1,231)	(245)	(6,434)	(523)	(457)	—	(15,172)
Recoveries	3,367	779	82	201	11	148	—	4,588
Net charge-offs	(2,915)	(452)	(163)	(6,233)	(512)	(309)	—	(10,584)
Ending balance	$85,574	$47,004	$12,019	$25,491	$6,034	$2,059	$85,167	$263,348

Nine months ended September 30, 2011

Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	5,359	(12,541)	(3,703)	(13,503)	194	(1,467)	31,864	6,203
Charge-offs	(12,966)	(4,127)	(1,267)	(8,897)	(1,443)	(913)	—	(29,613)
Recoveries	10,730	11,156	236	7,067	54	508	—	29,751
Net (charge-offs) recoveries	(2,236)	7,029	(1,031)	(1,830)	(1,389)	(405)	—	138
Ending balance	$85,574	$47,004	$12,019	$25,491	$6,034	$2,059	$85,167	$263,348

Ending balance of allowance:
Individually evaluated for impairment	$14,364	$1,375	$130	$2,989	$75	$—	$—	$18,933
Collectively evaluated for impairment	71,210	45,629	11,889	22,502	5,959	2,059	85,167	244,415

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases excluding covered loans	$5,166,802	$2,059,114	$3,742,768	$335,712	$728,890	$130,923	$—	$12,164,209
Individually evaluated for impairment	32,036	25,899	10,254	82,565	6,653	653	—	158,060
Collectively evaluated for impairment	5,134,766	2,033,215	3,732,514	253,147	722,237	130,270	—	12,006,149

(1)	Includes lease financing loans.
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

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$24,351	$23,325	$23,097	$21,529
Transfers from (to) allowance for loan and lease losses	909	(499)	2,163	1,297
Balance, end of period	$25,260	22,826	$25,260	22,826

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at September 30, 2012, December 31, 2011 and September 30, 2011 is provided in the following tables:

		Unpaid		For the three months ended September 30, 2012		For the nine months ended September 30, 2012
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded:
Commercial	$28,575	$39,624	$—	$30,476	$—	$24,732	$—
Commercial real estate mortgages	40,825	46,081	—	34,597	34	25,767	158
Residential mortgages:
Fixed	4,199	4,613	—	3,014	—	3,047	—
Variable	3,528	3,968	—	4,893	9	5,010	48
Total residential mortgages	7,727	8,581	—	7,907	9	8,057	48
Real estate construction:
Construction	29,446	42,870	—	34,137	245	29,189	487
Land	19,038	23,606	—	18,987	35	22,763	35
Total real estate construction	48,484	66,476	—	53,124	280	51,952	522
Equity lines of credit	3,297	4,370	—	3,252	—	4,470	—
Installment:							—
Consumer	449	927	—	500	—	552	—
Total installment	449	927	—	500	—	552	—
Lease financing	—	—	—	—	—	7	—
Total with no related allowance	$129,357	$166,059	$—	$129,856	$323	$115,537	$728

With an allowance recorded:
Commercial	$6,156	$6,922	$1,167	$8,461	$—	$11,286	$—
Commercial real estate mortgages	17,392	18,962	1,874	17,257	—	13,406	—
Residential mortgages:
Fixed	2,229	2,336	181	2,260	—	1,844	—
Variable	1,386	1,476	4	2,321	4	1,879	4
Total residential mortgages	3,615	3,812	185	4,581	4	3,723	4
Real estate construction:
Land	8,098	18,362	1,467	8,432	—	14,700	—
Total real estate construction	8,098	18,362	1,467	8,432	—	14,700	—
Equity lines of credit	1,199	1,406	138	1,213	—	1,166	—
Total with an allowance	$36,460	$49,464	$4,831	$39,944	$4	$44,281	$4

Total impaired loans by type:
Commercial	$34,731	$46,546	$1,167	$38,937	$—	$36,018	$—
Commercial real estate mortgages	58,217	65,043	1,874	51,854	34	39,173	158
Residential mortgages	11,342	12,393	185	12,488	13	11,780	52
Real estate construction	56,582	84,838	1,467	61,556	280	66,652	522
Equity lines of credit	4,496	5,776	138	4,465	—	5,636	—
Installment	449	927	—	500	—	552	—
Lease financing	—	—	—	—	—	7	—
Total impaired loans	$165,817	$215,523	$4,831	$169,800	$327	$159,818	$732

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance (1)	Related Allowance
December 31, 2011
With no related allowance recorded:
Commercial	$10,153	$11,588	$—
Commercial real estate mortgages	19,867	23,983	—
Residential mortgages:
Fixed	3,493	4,035	—
Variable	3,689	4,000	—
Total residential mortgages	7,182	8,035	—
Real estate construction:
Construction	27,435	40,605	—
Land	28,991	32,335	—
Total real estate construction	56,426	72,940	—
Equity lines of credit	5,341	6,325	—
Installment:
Consumer	658	976	—
Total installment	658	976	—
Lease financing	28	5,225	—
Total with no related allowance	$99,655	$129,072	$—

With an allowance recorded:
Commercial	$15,627	$21,377	$7,135
Commercial real estate mortgages	10,811	11,215	1,551
Residential mortgages:
Fixed	515	535	40
Variable	1,449	1,476	68
Total residential mortgages	1,964	2,011	108
Real estate construction:
Land	19,385	29,381	4,377
Total real estate construction	19,385	29,381	4,377
Equity lines of credit	1,292	1,461	91
Total with an allowance	$49,079	$65,445	$13,262

Total impaired loans by type:
Commercial	$25,780	$32,965	$7,135
Commercial real estate mortgages	30,678	35,198	1,551
Residential mortgages	9,146	10,046	108
Real estate construction	75,811	102,321	4,377
Equity lines of credit	6,633	7,786	91
Installment	658	976	—
Lease financing	28	5,225	—
Total impaired loans	$148,734	$194,517	$13,262

(1)	The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended September 30, 2011		For the nine months ended September 30, 2011
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded:
Commercial	$4,768	$10,890	$—	$4,388	$—	$5,618	$—
Commercial real estate mortgages	16,461	19,655	—	15,536	42	18,265	232
Residential mortgages:
Fixed	4,452	5,258	—	6,143	9	7,367	171
Variable	3,810	4,006	—	3,986	14	3,823	48
Total residential mortgages	8,262	9,264	—	10,129	23	11,190	219
Real estate construction:
Construction	46,895	75,355	—	43,040	266	52,779	671
Land	23,739	28,244	—	17,505	—	20,568	—
Total real estate construction	70,634	103,599	—	60,545	266	73,347	671
Equity lines of credit	5,695	6,786	—	4,058	—	3,603	—
Installment:
Consumer	653	927	—	347	—	194	—
Total installment	653	927	—	347	—	194	—
Lease financing	466	3,545	—	614	—	868	99
Total with no related allowance	$106,939	$154,666	$—	$95,617	$331	$113,085	$1,221

With an allowance recorded:
Commercial	$26,802	$78,485	$14,364	$20,635	$—	$14,190	$—
Commercial real estate mortgages	9,438	11,022	1,375	9,299	—	11,259	—
Residential mortgages:
Fixed	528	542	—	534	—	797	—
Variable	1,464	1,476	130	732	—	1,078	—
Total residential mortgages	1,992	2,018	130	1,266	—	1,875	—
Real estate construction:
Construction	—	—	—	—	—	4,417	—
Land	11,931	63,889	2,989	11,053	—	5,527	—
Total real estate construction	11,931	63,889	2,989	11,053	—	9,944	—
Equity lines of credit	958	980	75	1,530	—	1,471	6
Installment:
Commercial	—	—	—	—	—	1,724	—
Total installment	—	—	—	—	—	1,724	—
Lease financing	—	—	—	—	—	214	—
Total with an allowance	$51,121	$156,394	$18,933	$43,783	$—	$40,677	$6

Total impaired loans by type:
Commercial	$31,570	$89,375	$14,364	$25,023	$—	$19,808	$—
Commercial real estate mortgages	25,899	30,677	1,375	24,835	42	29,524	232
Residential mortgages	10,254	11,282	130	11,395	23	13,065	219
Real estate construction	82,565	167,488	2,989	71,598	266	83,291	671
Equity lines of credit	6,653	7,766	75	5,588	—	5,074	6
Installment	653	927	—	347	—	1,918	—
Lease financing	466	3,545	—	614	—	1,082	99
Total impaired loans	$158,060	$311,060	$18,933	$139,400	$331	$153,762	$1,227

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At September 30, 2012, impaired loans included $11.1 million of loans previously reported as impaired that are less than $1 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at September 30, 2012 and December 31, 2011 included $70.8 million and $46.6 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following tables provide a summary of loans modified in a troubled debt restructuring during the three and nine months ended September 30, 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended September 30, 2012
Commercial	6	$1,624	$1,538	$10,528
Residential mortgages:
Fixed	3	1,578	1,078	485
Real estate construction:
Land	1	8,420	8,098	264
Equity lines of credit	1	257	149	—
Total troubled debt restructured loans	11	$11,879	$10,863	$11,277

Nine months ended September 30, 2012
Commercial	15	$36,785	$23,219	$10,528
Commercial real estate mortgages	2	15,832	16,353	—
Residential mortgages:
Fixed	4	2,233	1,078	485
Real estate construction:
Construction	3	14,857	14,226	—
Land	1	8,420	8,098	264
Total real estate construction	4	23,277	22,324	264
Equity lines of credit	1	257	149	—
Total troubled debt restructured loans	26	$78,384	$63,123	$11,277

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the nine months ended September 30, 2012, that had been modified as a troubled debt restructuring during the 12 months prior to their default:

	For the three months ended September 30, 2012			For the nine months ended September 30, 2012
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	1	$688	$—	5	$4,581	$277
Real estate construction:
Land	—	—	—	2	$1,372	—
Total loans that subsequently defaulted	1	$688	$—	7	$5,953	$277

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with pre-modification outstanding balances totaling $11.9 million and $78.4 million were modified in troubled debt restructurings during the three and nine months ended September 30, 2012. The concessions granted in the restructurings completed in 2012 largely consisted of interest rate concessions and modification of payment terms to interest only. The unpaid principal balance of TDR loans was $113.8 million, before specific reserves of $1.3 million, at September 30, 2012 and $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. The net increase in TDR loans from the prior year-end was attributable to $80.4 million of additions that were partially offset by $39.7 million of payments received and $15.5 million of charge-offs. The remaining change in TDR loans was a result of other adjustments. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the nine months ended September 30, 2012, five commercial loans and two land loans that had been restructured within the preceding 12 months were not performing in accordance with their new terms. The defaults were primarily due to missed or late payments. Additionally a land loan went into technical default in the second quarter of 2012 when the borrower failed to sell the collateral by the date specified in the restructuring agreement. All other TDR loans were performing in accordance with their restructured terms at September 30, 2012. As of September 30, 2012, there were no commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at September 30, 2012 and December 31, 2011 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2012
Commercial	$4,993	$401	$35	$18,728	$24,157	$5,530,364	$5,554,521
Commercial real estate mortgages	7,118	—	—	36,580	43,698	2,419,966	2,463,664
Residential mortgages:
Fixed	—	3,325	379	6,530	10,234	1,478,559	1,488,793
Variable	—	—	—	5,150	5,150	2,403,747	2,408,897
Total residential mortgages	—	3,325	379	11,680	15,384	3,882,306	3,897,690
Real estate construction:
Construction	—	—	—	15,080	15,080	151,157	166,237
Land	2,582	—	—	13,883	16,465	59,435	75,900
Total real estate construction	2,582	—	—	28,963	31,545	210,592	242,137
Equity lines of credit	—	950	—	6,946	7,896	711,070	718,966
Installment:
Commercial	—	—	—	—	—	452	452
Consumer	40	23	—	477	540	136,640	137,180
Total installment	40	23	—	477	540	137,092	137,632
Lease financing	—	112	19	120	251	709,790	710,041
Total	$14,733	$4,811	$433	$103,494	$123,471	$13,601,180	$13,724,651

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2011
Commercial	$6,817	$1,003	$—	$19,888	$27,708	$4,818,886	$4,846,594
Commercial real estate mortgages	5,838	—	—	21,948	27,786	2,082,963	2,110,749
Residential mortgages:
Fixed	662	525	379	5,572	7,138	1,574,658	1,581,796
Variable	—	2,983	—	4,199	7,182	2,174,240	2,181,422
Total residential mortgages	662	3,508	379	9,771	14,320	3,748,898	3,763,218
Real estate construction:
Construction	—	—	—	15,582	15,582	202,279	217,861
Land	—	—	—	35,294	35,294	62,454	97,748
Total real estate construction	—	—	—	50,876	50,876	264,733	315,609
Equity lines of credit	—	—	74	8,669	8,743	732,338	741,081
Installment:
Commercial	—	—	—	4	4	601	605
Consumer	150	—	—	870	1,020	131,022	132,042
Total installment	150	—	—	874	1,024	131,623	132,647
Lease financing	—	—	—	—	—	399,487	399,487
Total	$13,467	$4,511	$453	$112,026	$130,457	$12,178,928	$12,309,385

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of September 30, 2012 and December 31, 2011. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	September 30, 2012			December 31, 2011
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$5,413,587	$140,934	$5,554,521	$4,732,663	$113,931	$4,846,594
Commercial real estate mortgages	2,330,210	133,454	2,463,664	1,930,001	180,748	2,110,749
Residential mortgages:
Fixed	1,472,865	15,928	1,488,793	1,565,420	16,376	1,581,796
Variable	2,390,863	18,034	2,408,897	2,163,458	17,964	2,181,422
Total residential mortgages	3,863,728	33,962	3,897,690	3,728,878	34,340	3,763,218
Real estate construction:
Construction	110,208	56,029	166,237	147,916	69,945	217,861
Land	44,918	30,982	75,900	43,717	54,031	97,748
Total real estate construction	155,126	87,011	242,137	191,633	123,976	315,609
Equity lines of credit	698,997	19,969	718,966	724,045	17,036	741,081
Installment:
Commercial	452	—	452	601	4	605
Consumer	136,470	710	137,180	130,921	1,121	132,042
Total installment	136,922	710	137,632	131,522	1,125	132,647
Lease financing	704,040	6,001	710,041	396,256	3,231	399,487
Total	$13,302,610	$422,041	$13,724,651	$11,834,998	$474,387	$12,309,385

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for loan losses on covered loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$43,147	$67,629	$64,565	$67,389
Provision for losses	18,089	5,147	38,848	25,979
Charge-offs	—	(325)	—	(325)
Reduction in allowance due to loan removals	(16,258)	(10,698)	(58,435)	(31,290)
Balance, end of period	$44,978	$61,753	$44,978	$61,753

The allowance for loan losses on covered loans was $45.0 million, $64.6 million and $61.8 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Company recorded provision expense of $18.1 million and $38.8 million on covered loans for the three and nine months ended September 30, 2012, respectively, and $5.1 million and $26.0 million for the three and nine months ended September 30, 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At September 30, 2012 and December 31, 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. There were no covered loans outside the scope of ASC 310-30 that were on nonaccrual status or considered impaired as of September 30, 2012. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of December 31, 2011.

At September 30, 2012, covered loans that were 30 to 89 days delinquent totaled $15.6 million and covered loans that were 90 days or more past due on accrual status totaled $140.0 million. At December 31, 2011, covered loans that were 30 to 89 days delinquent totaled $49.1 million and covered loans that were 90 days or more past due on accrual status totaled $330.2 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541
Additions	1,485	14,989	16,474	1,647	15,271	16,918
Sales	(8,364)	(9,938)	(18,302)	(3,894)	(19,804)	(23,698)
Valuation adjustments	(733)	(4,267)	(5,000)	(866)	(7,526)	(8,392)
Balance, end of period	$27,055	$83,618	$110,673	$44,521	$102,848	$147,369

The following table provides a summary of OREO activity for the nine months ended September 30, 2012 and 2011:

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	14,177	44,025	58,202	12,175	76,398	88,573
Sales	(12,781)	(42,632)	(55,413)	(21,041)	(62,957)	(83,998)
Valuation adjustments	(5,131)	(16,325)	(21,456)	(3,930)	(31,459)	(35,389)
Balance, end of period	$27,055	$83,618	$110,673	$44,521	$102,848	$147,369

At September 30, 2012, OREO was $110.7 million and included $83.6 million of covered OREO. At December 31, 2011, OREO was $129.3 million and included $98.6 million of covered OREO. The balance of OREO at September 30, 2012 and December 31, 2011 is net of valuation allowances of $36.9 million and $37.4 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of September 30, 2012 and December 31, 2011 are provided below:

	September 30,	December 31,
(in thousands) (1)	2012	2011
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$208,566	$—
Federal funds purchased	—	50,000
Current portion of nonrecourse debt (5)	3,173	—
Total short-term borrowings	$211,739	$50,000

Long-term debt
Senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$215,848
City National Corporation - 5.25% Senior Notes Due September 2020	297,537	297,308
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,746	49,718
City National Bank - 9.00% Subordinated Notes Due August 2019	74,872	74,858
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,906	54,895
City National Bank - 5.375% Subordinated Notes Due July 2022	148,606	—
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,151	5,151
Nonrecourse debt (5)	75,217	—
Total long-term debt	$706,035	$697,778

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

(4)	These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of September 30, 2012, the interest rate was 2.40 percent.
(5)	Nonrecourse debt bears interest at an average rate of 4.04 percent as of September 30, 2012 and has maturity dates ranging from October 2012 to June 2018.

On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of September 30, 2012, FAEF borrowings were comprised of $78.4 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds were used for general corporate purposes.

Note 9. Shareholders’ Equity

The components of AOCI at September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
(in thousands)	2012	2011
Net unrealized gain on securities available-for-sale	$93,827	$73,235
Net unrealized gain on cash flow hedges	97	222
Pension liability adjustment	—	(1,085)
Total accumulated other comprehensive income	$93,924	$72,372

The following table presents the tax effects allocated to each component of other comprehensive income for the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended September 30, 2012			For the three months ended September 30, 2011
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains arising during the period	$20,701	$8,659	$12,042	$52,472	$21,949	$30,523
Reclassification adjustment for net gains included in net income	(48)	(20)	(28)	(3,060)	(1,280)	(1,780)
Non-credit related impairment loss	(1,471)	(615)	(856)	(4,356)	(1,823)	(2,533)
Net change on cash flow hedges	(42)	—	(42)	32	—	32
Pension liability adjustment	—	—	—	(68)	—	(68)
Total other comprehensive income	$19,140	$8,024	$11,116	$45,020	$18,846	$26,174

	For the nine months ended September 30, 2012			For the nine months ended September 30, 2011
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains arising during the period	$37,330	$15,615	$21,715	$89,108	$37,274	$51,834
Reclassification adjustment for net gains included in net income	(459)	(192)	(267)	(4,955)	(2,073)	(2,882)
Non-credit related impairment loss	(1,471)	(615)	(856)	(4,356)	(1,823)	(2,533)
Net change on cash flow hedges	(125)	—	(125)	(903)	—	(903)
Pension liability adjustment	1,085	—	1,085	98	—	98
Total other comprehensive income	$36,360	$14,808	$21,552	$78,992	$33,378	$45,614

The following table summarizes the Company’s share repurchases for the three months ended September 30, 2012. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the nine months ended September 30, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 1, 2012 to July 31, 2012	2,180	$49.23
August 1, 2012 to August 31, 2012	12	51.35
September 1, 2012 to September 30, 2012	2,198	52.32
	4,390	50.78

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Basic EPS:
Net income attributable to City National Corporation	$59,780	$41,398	$160,803	$128,561
Less: Earnings allocated to participating securities	842	655	2,380	1,988
Earnings allocated to common shareholders	$58,938	$40,743	$158,423	$126,573

Weighted average common shares outstanding	53,425	52,481	53,092	52,422

Basic earnings per common share	$1.10	$0.78	$2.98	$2.41

Diluted EPS:
Earnings allocated to common shareholders (1)	$58,941	$40,745	$158,432	$126,586

Weighted average common shares outstanding	53,425	52,481	53,092	52,422
Dilutive effect of equity awards	286	239	284	460
Weighted average diluted common shares outstanding	53,711	52,720	53,376	52,882

Diluted earnings per common share	$1.10	$0.77	$2.97	$2.39

(1)          Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 2.4 million and 3.8 million average outstanding stock options that were antidilutive for the three months ended September 30, 2012 and 2011, respectively. There were 2.7 million and 2.5 million average outstanding stock options that were antidilutive for the nine months ended September 30, 2012 and 2011, respectively.

Note 11. Share-Based Compensation

On September 30, 2012, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of September 30, 2012. At September 30, 2012, there were approximately 1.9 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of the Company’s share-based compensation plan.

Note 11. Share-Based Compensation (Continued)

The compensation cost that has been recognized for all share-based awards was $4.7 million and $13.7 million for the three and nine months ended September 30, 2012, respectively, compared with $4.7 million and $14.2 million for the three and nine months ended September 30, 2011, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.0 million and $5.7 million for the three and nine months ended September 30, 2012, respectively, compared with $2.0 million and $5.9 million for the three and nine months ended September 30, 2011, respectively. The Company received $21.7 million and $4.8 million in cash for the exercise of stock options during the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.0 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted-average volatility	—	30.87%	30.58%	30.90%
Dividend yield	—	2.65%	2.14%	1.66%
Expected term (in years)	—	6.51	6.11	6.11
Risk-free interest rate	—	2.35%	1.44%	2.87%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2012 and 2011 were $11.64 and $17.67, respectively. The total intrinsic values of options exercised during the nine months ended September 30, 2012 and 2011 were $7.6 million and $2.6 million, respectively.

A summary of option activity and related information for the nine months ended September 30, 2012 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2012	4,990	$52.61
Granted	603	46.66
Exercised	(575)	37.65
Forfeited or expired	(550)	51.84
Outstanding at September 30, 2012	4,468	$53.83	$240,491	5.81
Exercisable at September 30, 2012	2,927	$57.15	$167,249	4.50

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine months ended September 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2012	1,641	$13.57
Granted	603	11.64
Vested	(669)	12.32
Forfeited	(34)	13.07
Unvested at September 30, 2012	1,541	$13.36

Note 11. Share-Based Compensation (Continued)

The number of options vested during the nine months ended September 30, 2012 and 2011 was 669,241 and 635,675, respectively. The total fair value of options vested during the nine months ended September 30, 2012 and 2011 was $8.2 million and $7.6 million, respectively. As of September 30, 2012, there was $14.4 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

A summary of changes in restricted stock and related information for the nine months ended September 30, 2012 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2012	875	$50.12
Granted	81	47.04
Vested	(188)	46.39
Forfeited	(14)	48.66
Unvested at September 30, 2012	754	$50.74

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2012 and 2011 was $47.04 and $60.66, respectively. The number of restricted shares vested during the nine months ended September 30, 2012 and 2011 was 187,898 and 152,663, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2012 and 2011 was $8.7 million and $7.5 million, respectively. As of September 30, 2012, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $22.4 million. That cost is expected to be recognized over a weighted-average period of 3.1 years.

In February 2012, the Company amended the Plan to permit the grant of cash-settled restricted stock units. In general, twenty-five percent of the cash-settled restricted stock units vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The units are subject to forfeiture until the restrictions lapse or terminate. Upon vesting, the units are converted to cash based on the closing stock price at vesting date and distributed to plan participants. Plan participants are entitled to dividends, which vest and are paid at the same time as the underlying cash-settled restricted stock units. Dividends are subject to forfeiture in the same manner as the underlying cash-settled restricted stock units. A summary of changes in cash-settled restricted stock units for the nine months ended September 30, 2012 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2012	—
Granted	99
Forfeited	(1)
Unvested at September 30, 2012	98

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. The compensation expense related to cash-settled restricted stock units for the three and nine months ended September 30, 2012 was $0.4 million and $0.8 million, respectively.

Note 12. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2012 and December 31, 2011. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	September 30, 2012			December 31, 2011
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest-rate swaps - fair value:
Long-term and subordinated debt	205.5	4.2	—	207.4	9.8	—

Total derivatives designated as hedging instruments	$205.5	$4.2	$—	$207.4	$9.8	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$1,963.1	$64.7	$66.3	$1,482.1	$51.3	$52.5
Interest-rate caps, floors and collars	210.7	0.1	0.1	267.1	0.3	0.3
Options purchased	2.0	0.2	0.2	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$2,177.8	$65.0	$66.6	$1,753.2	$51.7	$52.9

Option contracts	$—	$1.3	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$298.5	$1.8	$1.6	$203.8	$2.1	$2.1
Options purchased	1.9	—	—	—	—	—
Options written	1.9	0.1	0.1	—	—	—
Total foreign exchange contracts	$302.3	$1.9	$1.7	$203.8	$2.1	$2.1

Total derivatives not designated as hedging instruments	$2,480.1	$68.2	$68.3	$1,957.0	$54.5	$55.0

(1)          Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable.  Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

As of September 30, 2012, the Company had $205.5 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at September 30, 2012. The positive fair value of the fair value hedges of $4.2 million is recorded in other assets. It includes a mark-to-market asset of $3.1 million and net interest receivable of $1.1 million. The balance of borrowings reported in the consolidated balance sheet includes a $3.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

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

Note 12. Derivative Instruments (Continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three and nine months ended September 30, 2012 and 2011 is provided below:

(in millions) Derivatives Designated as	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
Hedging Instruments	Statements of Income	2012	2011	2012	2011
Interest-rate swaps-fair value	Interest expense	$(2.1)	$(3.5)	$(6.2)	$(12.0)
Interest-rate swaps-cash flow	Interest income	—	0.1	0.1	0.9
Total income		$2.1	$3.6	$6.3	$12.9

Fair value interest-rate swaps increased net interest income by $2.1 million and $6.3 million for the three and nine months ended September 30, 2012, respectively, and by $3.6 million and $12.9 million for the three and nine months ended September 30, 2011, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the nine month periods ended September 30, 2012 and September 30, 2011. The $0.1 million of gain on cash flow hedges reclassified from AOCI to interest income for the nine months ended September 30, 2012 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The amount of gains on cash flow hedges reclassified from AOCI to interest income for the three and nine months ended September 30, 2011 was $0.1 million and $0.9 million, respectively. At September 30, 2012, the balance of deferred gain on terminated swaps reported in AOCI was $0.1 million. This balance will be amortized into interest income within the next 12 months.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are marked-to-market each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2012 and 2011:

(in millions) Derivatives Not Designated	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
as Hedging Instruments	Statements of Income	2012	2011	2012	2011
Interest-rate contracts	Other noninterest income	$0.1	$(1.0)	$(0.5)	$(1.3)
Option contracts	Other noninterest income	(0.3)	0.6	(1.0)	0.5
Foreign exchange contracts	International services income	6.3	7.1	18.6	18.4
Total income		$6.1	$6.7	$17.1	$17.6

Note 12. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2012 was $42.7 million. The Company delivered collateral valued at $29.9 million on swap agreements that had credit-risk contingent features and were in a net liability position at September 30, 2012.

The Company’s interest-rate swaps had $2.3 million and $5.3 million of credit risk exposure at September 30, 2012 and December 31, 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $2.0 million and $5.0 million had been received from swap counterparties at September 30, 2012 and December 31, 2011, respectively. The Company delivered collateral valued at $20.9 million on swap agreements that did not have credit-risk contingent features at September 30, 2012.

Note 13. Income Taxes

The Company recognized income tax expense of $29.1 million and $78.0 million for the three and nine months ended September 30, 2012, respectively. The Company recognized income tax expense of $16.3 million and $54.8 million for the same periods in 2011.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.2 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company had approximately $3.3 million and $3.2 million of accrued interest and penalties as of September 30, 2012 and December 31, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the nine month period ended September 30, 2012.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.8 million and $14.3 million for the three and nine months ended September 30, 2012, respectively. Profit sharing and matching contribution expense was $4.5 million and $13.5 million for the same periods in 2011, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.1 million and $0.4 million for the three and nine months ended September 30, 2012, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.3 million and $0.7 million for the same periods in 2011, respectively.

Other Plans

The Company administers a Supplemental Executive Retirement Plan (“SERP”) for one of its executive officers. On March 14, 2012, the SERP was amended. In exchange for cancellation of the executive officer’s rights to receive supplemental retirement benefits under the SERP, the executive officer would receive fully vested interests in a deferred compensation stock fund under the amended plan. The present value of the accumulated SERP benefit under the amended plan at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income for the nine months ended September 30, 2012. The Company recognized total expense related to this SERP of $1.9 million for the nine months ended September 30, 2012. There was no expense recognized during the three months ended September 30, 2012.  Expense for the three and nine months ended September 30, 2011 was $0.2 million and $0.7 million, respectively.

The Company also has a SERP covering three former executives of Pacific Bank, which the Company acquired in 2000. As of September 30, 2012, there was an unfunded pension liability for this SERP of $2.3 million. Expense for the three months ended September 30, 2012 and 2011 was insignificant. Expense for the nine months ended September 30, 2012 and 2011 was $0.1 million and $0.3 million, respectively.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $157.0 million and $121.0 million at September 30, 2012 and December 31, 2011, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $66.5 million at September 30, 2012. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2012, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $2.2 million aggregate carrying value of these investments at September 30, 2012. There were no unfunded commitments for these affordable housing investments at September 30, 2012.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $36.5 million and $39.9 million at September 30, 2012 and December 31, 2011, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of September 30, 2012, affiliate noncontrolling owners held equity interests with an estimated fair value of $41.4 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the nine months ended September 30, 2012 and 2011:

	For the nine months ended
	September 30,
(in thousands)	2012	2011
Balance, beginning of period	$44,643	$45,676
Net income	1,024	1,511
Distributions to redeemable noncontrolling interest	(1,261)	(1,612)
Additions and redemptions, net	(1,987)	(2,948)
Adjustments to fair value	(1,033)	704
Other	—	(627)
Balance, end of period	$41,386	$42,704

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

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking and Core Branch Banking operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia.

Note 18. Segment Results (Continued)

The Wealth Management segment includes the Corporation’s investment advisory affiliates and the Bank’s Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of CNI Charter Funds and Rochdale Investment Trust. Both the asset management affiliates and the Bank’s Wealth Management division provide proprietary and nonproprietary products to offer a full spectrum of investment solutions in all asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds. This segment serves clients nationwide.

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

Note 18. Segment Results (Continued)

	For the three months ended September 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$184,597	$1,133	$24,192	$209,922
Provision for credit losses on loans and leases, excluding covered loans	2,000	—	—	2,000
Provision for losses on covered loans	18,089	—	—	18,089
Noninterest income	60,203	54,405	(7,351)	107,257
Depreciation and amortization	3,569	1,996	4,691	10,256
Noninterest expense	170,040	45,233	(17,643)	197,630
Income before income taxes	51,102	8,309	29,793	89,204
Provision for income taxes	21,463	3,334	4,255	29,052
Net income	29,639	4,975	25,538	60,152
Less: Net income attributable to noncontrolling interest	—	372	—	372
Net income attributable to City National Corporation	$29,639	$4,603	$25,538	$59,780

Selected Average Balances:
Loans and leases, excluding covered loans	$13,526,284	$—	$61,224	$13,587,508
Covered loans	1,207,031	—	—	1,207,031
Total assets	15,098,090	638,445	9,918,059	25,654,594
Deposits	21,298,105	104,195	538,520	21,940,820
Goodwill	393,176	239,297	—	632,473
Customer-relationship intangibles, net	7,392	47,359	—	54,751

	For the three months ended September 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$189,999	$479	$8,838	$199,316
Provision for credit losses on loans and leases, excluding covered loans	7,500	—	—	7,500
Provision for losses on covered loans	5,147	—	—	5,147
Noninterest income	39,139	41,070	(10,574)	69,635
Depreciation and amortization	3,689	1,525	3,821	9,035
Noninterest expense	169,073	34,613	(15,084)	188,602
Income before income taxes	43,729	5,411	9,527	58,667
Provision (benefit) for income taxes	18,367	1,852	(3,952)	16,267
Net income	25,362	3,559	13,479	42,400
Less: Net income attributable to noncontrolling interest	—	1,002	—	1,002
Net income attributable to City National Corporation	$25,362	$2,557	$13,479	$41,398

Selected Average Balances:
Loans and leases, excluding covered loans	$11,747,735	$—	$48,909	$11,796,644
Covered loans	1,664,349	—	—	1,664,349
Total assets	13,882,867	556,584	8,559,111	22,998,562
Deposits	19,274,187	58,884	391,527	19,724,598
Goodwill	324,761	161,622	—	486,383
Customer-relationship intangibles, net	11,597	27,320	—	38,917

Note 18. Segment Results (Continued)

	For the nine months ended September 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$541,163	$2,399	$83,552	$627,114
Provision for credit losses on loans and leases, excluding covered loans	3,000	—	—	3,000
Provision for losses on covered loans	38,848	—	—	38,848
Noninterest income	157,758	133,743	(33,776)	257,725
Depreciation and amortization	10,565	4,980	13,556	29,101
Noninterest expense	507,450	117,336	(50,765)	574,021
Income before income taxes	139,058	13,826	86,985	239,869
Provision for income taxes	58,405	5,377	14,260	78,042
Net income	80,653	8,449	72,725	161,827
Less: Net income attributable to noncontrolling interest	—	1,024	—	1,024
Net income attributable to City National Corporation	$80,653	$7,425	$72,725	$160,803

Selected Average Balances:
Loans and leases, excluding covered loans	$12,994,726	$—	$55,797	$13,050,523
Covered loans	1,328,484	—	—	1,328,484
Total assets	14,656,195	569,043	9,332,792	24,558,030
Deposits	20,469,604	100,038	469,149	21,038,791
Goodwill	362,868	188,197	—	551,065
Customer-relationship intangibles, net	8,173	33,240	—	41,413

	For the nine months ended September 30, 2011
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company
Earnings Summary:
Net interest income	$543,719	$1,578	$26,136	$571,433
Provision for credit losses on loans and leases, excluding covered loans	7,500	—	—	7,500
Provision for losses on covered loans	25,979	—	—	25,979
Noninterest income	162,470	124,011	(31,016)	255,465
Depreciation and amortization	10,976	4,471	11,512	26,959
Noninterest expense	513,215	111,334	(44,642)	579,907
Income before income taxes	148,519	9,784	28,250	186,553
Provision (benefit) for income taxes	62,378	2,770	(10,345)	54,803
Net income	86,141	7,014	38,595	131,750
Less: Net income attributable to noncontrolling interest	—	3,189	—	3,189
Net income attributable to City National Corporation	$86,141	$3,825	$38,595	$128,561

Selected Average Balances:
Loans and leases, excluding covered loans	$11,468,231	$—	$56,590	$11,524,821
Covered loans	1,748,033	—	—	1,748,033
Total assets	13,718,262	554,570	7,861,843	22,134,675
Deposits	18,463,503	55,659	384,021	18,903,183
Goodwill	324,910	161,633	—	486,543
Customer-relationship intangibles, net	12,200	28,106	—	40,306

Note 19. Subsequent Event

On November 5, 2012, the Corporation announced the public offering of $175 million (excluding over-allotment shares) in 5.50 percent Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), which qualifies as Tier 1 capital.  The Corporation offered 7 million depositary shares at a price of $25 per share, each representing a 1/40th interest in a share of Series C Preferred Stock.  Net proceeds from the offering will be used for general corporate purposes, including debt repayment.  The offering is expected to close on or about November 13, 2012, subject to customary closing conditions.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels, including the potential adverse impact on the economy generally of the pending combination of expiring tax cuts and mandatory reductions in federal spending at the end of 2012, referred to as the “Fiscal Cliff”; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) volatility in the municipal bond market; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) adequacy of the Company’s enterprise risk management framework; (13) the Company’s ability to attract new employees and retain and motivate existing employees; (14) increased competition in the Company’s markets and our ability to increase market share and control expenses; (15) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness; (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (17) soundness of other financial institutions which could adversely affect the Company; (18) protracted labor disputes in the Company’s markets; (19) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (20) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (21) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (22) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (23) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and particularly, Item 1A, titled “Risk Factors,” as updated in our subsequently filed Quarterly Reports on Form 10-Q.

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2012 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts)	2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Net income attributable to City National Corporation	$59,780	$54,758	$41,398	9%	44%
Net income per share, basic	1.10	1.02	0.78	8	41
Net income per share, diluted	1.10	1.01	0.77	9	43
Dividends per share	0.25	0.25	0.20	—	25

At Quarter End
Assets	$26,251,528	$24,801,973	$23,104,260	6	14
Securities	9,110,974	8,028,695	7,278,995	13	25
Loans and leases, excluding covered loans	13,724,651	13,507,209	12,164,209	2	13
Covered loans (1)	1,144,337	1,260,135	1,611,856	(9)	(29)
Deposits	22,512,316	21,109,052	19,909,081	7	13
Shareholders’ equity	2,330,324	2,255,365	2,120,465	3	10
Book value per share	43.81	42.70	40.40	3	8

Average Balances
Assets	$25,654,594	$24,362,546	$22,998,562	5	12
Securities	8,631,430	7,755,330	6,954,084	11	24
Loans and leases, excluding covered loans	13,587,508	13,125,867	11,796,644	4	15
Covered loans (1)	1,207,031	1,341,041	1,664,349	(10)	(27)
Deposits	21,940,820	20,948,246	19,724,598	5	11
Shareholders’ equity	2,296,755	2,234,411	2,093,428	3	10
Total equity	2,296,755	2,234,411	2,117,249	3	8

Selected Ratios
Return on average assets (annualized)	0.93%	0.90%	0.71%	3	31
Return on average shareholders’ equity (annualized)	10.35	9.86	7.85	5	32
Corporation’s tier 1 leverage	6.29	6.74	6.82	(7)	(8)
Corporation’s tier 1 risk-based capital	9.15	9.58	10.28	(4)	(11)
Corporation’s total risk-based capital	12.42	12.91	12.88	(4)	(4)
Period-end shareholders’ equity to period-end assets	8.88	9.09	9.18	(2)	(3)
Dividend payout ratio, per share	22.63	24.57	25.70	(8)	(12)
Net interest margin	3.58	3.91	3.79	(8)	(6)
Expense to revenue ratio (2)	61.96	63.28	67.68	(2)	(8)

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.75%	0.73%	1.20%	3	(38)
Nonaccrual loans and OREO to total loans and leases and OREO	0.95	0.98	1.56	(3)	(39)
Allowance for loan and lease losses to total loans and leases	1.96	2.00	2.16	(2)	(9)
Allowance for loan and lease losses to nonaccrual loans	259.38	273.21	180.21	(5)	44
Net (charge-offs) recoveries to average total loans and leases (annualized)	(0.06)	0.08	(0.36)	(175)	(83)

At Quarter End
Assets under management (4)	$38,043,068	$32,105,076	$33,590,547	18	13
Assets under management or administration (4) (5)	56,671,844	50,040,119	48,507,432	13	17

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

(4)          Excludes $19.81 billion, $18.39 billion and $16.09 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

(5)          Assets under administration have been revised to exclude the Company’s investments that are held in custody and serviced by the Company’s wealth management business. Prior period balances have been reclassified to conform to current period presentation.

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

RECENT DEVELOPMENTS

On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), a New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. Rochdale had approximately $4.89 billion of assets under management at the date of acquisition.

On November 5, 2012, the Corporation announced the public offering of $175 million (excluding over-allotment shares) in 5.50 percent Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), which qualifies as Tier 1 capital. The Corporation offered 7 million depositary shares at a price of $25 per share, each representing a 1/40th interest in a share of Series C Preferred Stock. Net proceeds from the offering will be used for general corporate purposes, including debt repayment.  The offering is expected to close on or about November 13, 2012, subject to customary closing conditions.

HIGHLIGHTS

•       For the quarter ended September 30, 2012, consolidated net income attributable to City National Corporation (“CNC”) was $59.8 million, or $1.10 per diluted share, compared to $41.4 million, or $0.77 per diluted share, for the year-earlier quarter. During the nine month period ended September 30, 2012, consolidated net income attributable to CNC was $160.8 million, or $2.97 per diluted share, compared to $128.6 million, or $2.39 per diluted share, for the year-earlier period. The growth in net income during the three months and nine months ended September 30, 2012 was primarily attributable to an increase in net interest income as a result of higher interest income from securities and loans and lower interest expense on deposits. The increase in net interest income, combined with lower provision for losses on non-covered loans, was partially offset by higher provision for losses on covered loans. Net income during the third quarter of 2012 also increased as a result of higher noninterest income. Third quarter 2012 earnings included pretax gains of $4.8 million related to investments and $1.8 million of income, net of expense, from FDIC-covered assets, excluding the base yield. Base yield is the yield on covered assets, excluding income related to covered loans that are repaid or charged off.

•       Revenue, which consists of net interest income and noninterest income, was $317.2 million for the third quarter of 2012, up 9 percent from $291.2 million in the second quarter of 2012 and 18 percent from $269.0 million in the year-earlier quarter.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $214.8 million for the third quarter of 2012, down 3 percent from the second quarter of 2012 and up 6 percent from the year-earlier period.

•       The Company’s net interest margin in the third quarter of 2012 was 3.58 percent, down from 3.91 percent in the second quarter of 2012 and 3.79 percent in the third quarter of 2011.

•       Noninterest income was $107.3 million for the third quarter of 2012, up 43 percent from the second quarter of 2012 and 54 percent from the year-earlier quarter. The increases were due to the acquisition of Rochdale and FAEF, higher FDIC loss sharing income and net gains of $4.8 million from private equity and other alternative investments.

•       Noninterest expense for the third quarter of 2012 was $207.9 million, up 7 percent from the second quarter of 2012 and 5 percent from the year-earlier quarter. The increases were due largely to the acquisitions of Rochdale and FAEF.

•       The Company’s effective tax rate was 32.6 percent for the third quarter of 2012 compared with 33.1 percent for the second quarter of 2012 and 27.7 percent from the year-earlier period.

•       Total assets were $26.25 billion at September 30, 2012, up 6 percent from $24.80 billion at June 30, 2012 and 14 percent from $23.10 billion at September 30, 2011. Total average assets were $25.65 billion for the third quarter of 2012, compared to $24.36 billion for the second quarter of 2012 and $23.00 billion for the third quarter of 2011.

•       Loans and leases, excluding covered loans, were $13.72 billion at September 30, 2012, an increase of 2 percent from June 30, 2012 and 13 percent from September 30, 2011. Average loans for the third quarter of 2012, excluding covered loans, were $13.59 billion, up 4 percent from the second quarter of 2012 and 15 percent from the same period of last year. Average commercial loan balances grew 5 percent from the second quarter of 2012 and 24 percent from the year-earlier period.

•       Excluding covered loans, results for the third quarter of 2012 included a $2.0 million provision for loan and lease losses. The Company recorded a $1.0 million provision in the second quarter of 2012, and a $7.5 million provision in the year-earlier quarter. The allowance for loan and lease losses on non-covered loans was $268.4 million at September 30, 2012 compared with $269.5 million at June 30, 2012 and $263.3 million at September 30, 2011. The Company remains adequately reserved at 1.96 percent of total loans and leases, excluding covered loans, at September 30, 2012, compared with 2.00 percent at June 30, 2012 and 2.16 percent at September 30, 2011.

•       In the third quarter of 2012, net loan charge-offs totaled $2.2 million, or 0.06 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $2.7 million, or 0.08 percent, for the second quarter of 2012, and net charge-offs of $10.6 million, or 0.36 percent, in the year-earlier quarter. Nonaccrual loans, excluding covered loans, totaled $103.5 million at September 30, 2012, up from $98.7 million at June 30, 2012 and down from $146.1 million at September 30, 2011. At September 30, 2012, nonperforming assets, excluding covered assets, were $130.5 million, down from $133.3 million at June 30, 2012 and $190.7 million at September 30, 2011.

•       Average securities for the third quarter of 2012 totaled $8.63 billion, up 11 percent from the second quarter of 2012 and 24 percent from the third quarter of 2011 as deposit growth outpaced loan growth.

•       Period-end deposits at September 30, 2012 were $22.51 billion, up 7 percent from $21.11 billion at June 30, 2012 and 13 percent from $19.91 billion at September 30, 2011. Average deposit balances for the third quarter of 2012 grew to $21.94 billion, up 5 percent from $20.95 billion for the second quarter of 2012 and 11 percent from $19.72 billion for the third quarter of 2011. Average core deposits, which equal 97 percent of total deposit balances, were up 5 percent from the second quarter of 2012 and 12 percent from the third quarter of 2011.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 9.1 percent at September 30, 2012 compared with 9.6 percent at June 30, 2012 and 10.2 percent at September 30, 2011. The change from prior periods is a reflection of both asset growth and the acquisitions of Rochdale and FAEF. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to anticipate net income growth in 2012, as loans and deposits continue to increase and credit quality remains stable. This outlook reflects management’s expectations for modest economic growth and loan-loss provisions as well as low interest rates for the remainder of the year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following tables present the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2012 and 2011:

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$6,127,844	$61,191	3.97%	$4,927,877	$50,744	4.09%
Commercial real estate mortgages	2,463,945	27,531	4.45	1,944,554	25,976	5.30
Residential mortgages	3,864,910	39,666	4.11	3,716,650	44,041	4.74
Real estate construction	265,388	3,780	5.67	346,562	4,062	4.65
Equity lines of credit	731,009	6,463	3.52	731,040	6,545	3.55
Installment	134,412	1,525	4.51	129,961	1,619	4.94
Total loans and leases, excluding covered loans (3)	13,587,508	140,156	4.10	11,796,644	132,987	4.47
Covered loans	1,207,031	41,995	13.92	1,664,349	44,305	10.65
Total loans and leases	14,794,539	182,151	4.90	13,460,993	177,292	5.23
Due from banks - interest-bearing	246,983	163	0.26	641,566	474	0.29
Federal funds sold and securities purchased under resale agreements	105,352	74	0.28	130,148	90	0.28
Securities	8,631,430	46,603	2.16	6,954,084	42,647	2.45
Other interest-earning assets	113,711	685	2.40	129,855	683	2.09
Total interest-earning assets	23,892,015	229,676	3.82	21,316,646	221,186	4.12
Allowance for loan and lease losses	(319,074)			(330,313)
Cash and due from banks	184,175			203,420
Other non-earning assets	1,897,478			1,808,809
Total assets	$25,654,594			$22,998,562

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,981,177	$462	0.09	$1,726,948	$650	0.15
Money market accounts	5,838,060	1,681	0.11	6,899,846	6,074	0.35
Savings deposits	370,858	129	0.14	329,053	243	0.29
Time deposits - under $100,000	219,662	281	0.51	280,113	341	0.48
Time deposits - $100,000 and over	732,316	763	0.41	801,009	1,227	0.61
Total interest-bearing deposits	9,142,073	3,316	0.14	10,036,969	8,535	0.34

Federal funds purchased and securities sold under repurchase agreements	24,687	9	0.15	326	—	0.07
Other borrowings	921,913	11,521	4.97	803,503	9,041	4.46
Total interest-bearing liabilities	10,088,673	14,846	0.59	10,840,798	17,576	0.64
Noninterest-bearing deposits	12,798,747			9,687,629
Other liabilities	470,419			352,886
Total equity	2,296,755			2,117,249
Total liabilities and equity	$25,654,594			$22,998,562

Net interest spread			3.23%			3.48%
Fully taxable-equivalent net interest and dividend income		$214,830			$203,610
Net interest margin			3.58%			3.79%
Less: Dividend income included in other income		685			683
Fully taxable-equivalent net interest income		$214,145			$202,927

(1)          Certain prior period balances have been reclassified to conform to the current period presentation.

(2)          Net interest income is presented on a fully taxable-equivalent basis.

(3)          Includes average nonaccrual loans of $107,096 and $141,433 for 2012 and 2011, respectively.

(4)          Loan income includes loan fees of $6,146 and $4,551 for 2012 and 2011, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$5,765,023	$173,748	4.03%	$4,687,896	$147,154	4.20%
Commercial real estate mortgages	2,308,803	80,567	4.66	1,924,239	79,251	5.51
Residential mortgages	3,819,405	121,625	4.25	3,647,958	130,721	4.78
Real estate construction	296,453	11,271	5.08	396,254	14,126	4.77
Equity lines of credit	729,698	19,344	3.54	731,343	19,545	3.57
Installment	131,141	4,509	4.59	137,131	5,002	4.88
Total loans and leases, excluding covered loans (3)	13,050,523	411,064	4.21	11,524,821	395,799	4.59
Covered loans	1,328,484	128,866	12.93	1,748,033	118,072	9.01
Total loans and leases	14,379,007	539,930	5.02	13,272,854	513,871	5.18
Due from banks - interest-bearing	235,841	429	0.24	553,328	1,179	0.28
Federal funds sold and securities purchased under resale agreements	85,629	181	0.28	167,611	342	0.27
Securities	8,107,277	140,115	2.30	6,295,203	123,186	2.61
Other interest-earning assets	117,074	2,070	2.36	134,523	2,086	2.07
Total interest-earning assets	22,924,828	682,725	3.98	20,423,519	640,664	4.19
Allowance for loan and lease losses	(328,303)			(334,249)
Cash and due from banks	158,001			196,235
Other non-earning assets	1,803,504			1,849,170
Total assets	$24,558,030			$22,134,675

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,941,333	$1,441	0.10	$1,734,912	$2,207	0.17
Money market accounts	5,903,516	5,760	0.13	6,679,960	20,402	0.41
Savings deposits	363,087	382	0.14	319,899	763	0.32
Time deposits - under $100,000	229,984	863	0.50	304,325	1,167	0.51
Time deposits - $100,000 and over	720,709	2,468	0.46	818,769	4,203	0.69
Total interest-bearing deposits	9,158,629	10,914	0.16	9,857,865	28,742	0.39

Federal funds purchased and securities sold under repurchase agreements	64,706	42	0.09	3,619	2	0.07
Other borrowings	805,709	30,179	5.00	838,742	27,661	4.41
Total interest-bearing liabilities	10,029,044	41,135	0.55	10,700,226	56,405	0.70
Noninterest-bearing deposits	11,880,162			9,045,318
Other liabilities	415,288			332,460
Total equity	2,233,536			2,056,671
Total liabilities and equity	$24,558,030			$22,134,675

Net interest spread			3.43%			3.49%
Fully taxable-equivalent net interest and dividend income		$641,590			$584,259
Net interest margin			3.74%			3.82%
Less: Dividend income included in other income		2,070			2,086
Fully taxable-equivalent net interest income		$639,520			$582,173

(1)          Certain prior period balances have been reclassified to conform to the current period presentation.

(2)          Net interest income is presented on a fully taxable-equivalent basis.

(3)          Includes average nonaccrual loans of $109,823 and $151,258 for 2012 and 2011, respectively.

(4)          Loan income includes loan fees of $18,437 and $14,446 for 2012 and 2011, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the third quarter and first nine months of 2012 and 2011. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2012 vs 2011			2011 vs 2010
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands) (1)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (2)	$16,605	$(11,746)	$4,859	$375	$(1,820)	$(1,445)
Securities	9,458	(5,502)	3,956	13,088	(7,602)	5,486
Due from banks - interest-bearing	(267)	(44)	(311)	(132)	60	(72)
Federal funds sold and securities purchased under resale agreements	(16)	—	(16)	(166)	17	(149)
Other interest-earning assets	(91)	93	2	(104)	32	(72)
Total interest-earning assets	25,689	(17,199)	8,490	13,061	(9,313)	3,748

Interest paid on:
Interest checking deposits	89	(277)	(188)	11	(176)	(165)
Money market deposits	(832)	(3,561)	(4,393)	331	(3,127)	(2,796)
Savings deposits	27	(141)	(114)	33	(80)	(47)
Time deposits	(173)	(351)	(524)	(629)	(245)	(874)
Total borrowings	1,698	791	2,489	(2,888)	(1,999)	(4,887)
Total interest-bearing liabilities	809	(3,539)	(2,730)	(3,142)	(5,627)	(8,769)
	$24,880	$(13,660)	$11,220	$16,203	$(3,686)	$12,517

(1) Certain prior period balances have been reclassified to conform to current period presentation.

(2) Includes covered loans.

Changes In Net Interest Income

	For the nine months ended September 30,			For the nine months ended September 30,
	2012 vs 2011			2011 vs 2010
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands) (1)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (2)	$42,203	$(16,144)	$26,059	$(13,048)	$1,943	$(11,105)
Securities	32,302	(15,373)	16,929	38,955	(20,904)	18,051
Due from banks - interest-bearing	(602)	(148)	(750)	(97)	(39)	(136)
Federal funds sold and securities purchased under resale agreements	(173)	12	(161)	(71)	17	(54)
Other interest-earning assets	(289)	273	(16)	(198)	230	32
Total interest-earning assets	73,441	(31,380)	42,061	25,541	(18,753)	6,788

Interest paid on:
Interest checking deposits	236	(1,002)	(766)	(534)	(807)	(1,341)
Money market deposits	(2,123)	(12,519)	(14,642)	3,966	(7,509)	(3,543)
Savings deposits	93	(474)	(381)	(25)	(470)	(495)
Time deposits	(746)	(1,293)	(2,039)	(2,545)	(1,499)	(4,044)
Other borrowings	943	1,615	2,558	(7,234)	(5,649)	(12,883)
Total interest-bearing liabilities	(1,597)	(13,673)	(15,270)	(6,372)	(15,934)	(22,306)
	$75,038	$(17,707)	$57,331	$31,913	$(2,819)	$29,094

(1) Certain prior period balances have been reclassified to conform to the current period presentation.

(2) Includes covered loans.

Net interest income was $209.9 million for the third quarter of 2012, a decrease from $216.5 million for the second quarter of 2012 and an increase from $199.3 million for the third quarter of 2011. The decrease from the second quarter of 2012 was primarily the result of lower interest income on total loans. The increase from the year-earlier quarter was largely due to higher interest income on total loans and securities and lower interest expense on deposits.

Interest income on total loans was $180.3 million for the third quarter of 2012, down 3 percent from the second quarter of 2012 and up 3 percent from the year-earlier quarter. The decrease in interest income from the second quarter of 2012 was due to lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the third quarter of 2012. The growth in loan interest income during the current quarter compared with the year-earlier quarter was a result of higher income from the net accelerated accretable yield recognition on covered loans, as well as interest income recognized on lease financing loans from the acquisition of FAEF in April 2012. Income from accelerated accretable yield recognition during the third quarter of 2012 was $22.2 million, down from $27.4 million in the second quarter of 2012 and up from $18.3 million in the year-earlier quarter.

Interest income on securities was $44.2 million for the third quarter of 2012, a 1 percent increase from $43.5 million for the second quarter of 2012 and an 8 percent increase from $40.9 million for the third quarter of 2011. The growth in securities income is a result of higher average securities, partially offset by lower yields.

Total interest expense was $14.8 million for the third quarter of 2012, up from $13.4 million for the second quarter of 2012, but down from $17.6 million for the third quarter of 2011. Interest expense on deposits was $3.3 million for the third quarter of 2012, down 7 percent from $3.6 million for the second quarter of 2012 primarily as a result of lower interest rates. Interest expense on deposits was down 61 percent from $8.5 million for the year-earlier quarter due to lower interest rates as well as a 9 percent decrease in average interest-bearing deposits. Interest expense on borrowings was $11.5 million for the third quarter of 2012, up 17 percent from the second quarter of 2012 and 28 percent from the same period in 2011. The growth in interest expense on borrowings was primarily attributable to debt assumed in the acquisition of FAEF and the issuance of $150.0 million in subordinated notes during the second quarter of 2012.

The net settlement of interest-rate swaps increased net interest income by $2.1 million for the third quarter of 2012, compared to $2.1 million for the second quarter of 2012 and $3.6 million for the year-earlier quarter.

The fully taxable net interest margin was 3.58 percent for the third quarter of 2012, down from 3.91 percent for the second quarter of 2012 and 3.79 percent for the third quarter of 2011. The average yield on earning assets for the third quarter of 2012 was 3.82 percent, down 33 basis points from 4.15 percent for the second quarter of 2012 and down 30 basis points from 4.12 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.59 percent, up 4 basis points from 0.55 percent for the second quarter of 2012, but down 5 basis points from 0.64 percent for the same period in 2011. The second quarter net interest margin of 3.91 percent reflected interest income from the recovery of a previously charged-off loan, and the decline in the third quarter of 2012 was due primarily to lower interest income related to covered loans that were repaid or charged off in the third quarter, lower loan yields, and continuing deposit growth.  The Company continued to invest a large share of its growing deposits in securities and other liquid assets.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $214.1 million for the third quarter of 2012 compared to $220.7 million for the second quarter of 2012 and $202.9 million for the third quarter of 2011. Fully taxable-equivalent net interest income and dividend income was $214.8 million for the third quarter of 2012 compared with $221.4 million for the second quarter of 2012 and $203.6 million for the same period in 2011. The $11.2 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through loans and securities growth (volume variance) and lower rates on interest-bearing deposits offset by lower yields on loans and securities (rate variance).

Average loans and leases, excluding covered loans, totaled $13.59 billion for the third quarter of 2012, an increase of 4 percent from $13.13 billion for the second quarter of 2012 and 15 percent from $11.80 billion for the third quarter of 2011. The increases were primarily driven by a growth in commercial loans, which grew 5 percent and 24 percent from the second quarter of 2012 and year-earlier quarter, respectively, and commercial real estate loans, which grew 7 percent and 27 percent for the same periods. The growth in commercial loans from the year-earlier quarter was partly a result of lease financing loans that were acquired in the FAEF acquisition during the second quarter of 2012. Average covered loans were $1.21 billion for the third quarter of 2012, a decrease of 10 percent from $1.34 billion in the second quarter of 2012 and 27 percent from $1.66 billion for the year-ago quarter.

Average total securities, which include trading securities, were $8.63 billion for the third quarter of 2012, up 11 percent from the third quarter of 2011 and 24 percent from the year-earlier quarter as deposit growth outpaced loan growth.

Average deposits were $21.94 billion for the third quarter of 2012, a 5 percent increase from $20.95 billion for the second quarter of 2012 and an 11 percent increase from $19.72 billion for the third quarter of 2011. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $21.21 billion for the third quarter of 2012 and represented 97 percent of the total average deposit balance, compared to $20.22 billion and 97 percent in the second quarter of 2012 and $18.92 billion and 96 percent for the year-earlier quarter. Average interest-bearing deposits were $9.14 billion for the third quarter of 2012, up 1 percent from the second quarter of 2012 and down 9 percent from the year-earlier quarter. Average noninterest-bearing deposits were $12.80 billion, up 8 percent from the second quarter of 2012 and 32 percent from the third quarter of 2011.

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

The Company recorded expense of $2.0 million and $3.0 million through the provision for credit losses on loans and leases, excluding covered loans, for the three and nine months ended September 30, 2012, respectively. The Company recorded a $7.5 million provision for credit losses on loans and leases, excluding covered loans, for the same periods in 2011. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $18.1 million during the third quarter of 2012, compared to $13.3 million in the second quarter of 2012 and $5.1 million in the third quarter of 2011. Provision for losses on covered loans was $38.8 million for the nine months ended September 30, 2012 compared to $26.0 million for the year-earlier period. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 76 for further discussion of credit quality.

Noninterest Income

Noninterest income was $107.3 million in the third quarter of 2012, an increase of 43 percent from the second quarter of 2012 and 54 percent from the third quarter of 2011. The increase from the prior quarters was largely a result of the Company’s acquisition of Rochdale, higher net FDIC loss sharing income and distribution income from private equity investments. Noninterest income represented 34 percent of the Company’s revenue in the third quarter of 2012, an increase from 26 percent in the second quarter of 2012 and the year-earlier quarter.

The following table provides a summary of noninterest income by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2012	2012	2011
Trust and investment fees	43,477	$34,067	$35,412
Brokerage and mutual fund fees	9,059	5,293	5,079
Total wealth management fees	52,536	39,360	40,491
Cash management and deposit transaction charges	11,526	11,475	10,986
International services	9,819	10,017	10,352
FDIC loss sharing income (expense), net	1,667	(6,026)	(14,191)
Other noninterest income	27,693	17,388	13,479
Total noninterest income before gain (loss)	103,241	72,214	61,117
Gain on disposal of assets	3,199	3,011	5,191
Gain (loss) on sale of securities	856	(279)	3,520
Impairment loss on securities	(39)	(178)	(193)
Total noninterest income	$107,257	$74,768	$69,635

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $43.5 million for the third quarter of 2012, an increase of 28 percent from $34.1 million for the second quarter of 2012 and 23 percent from $35.4 million for the third quarter of 2011. The increase in trust and investment fees was due primarily to the Rochdale acquisition. Brokerage and mutual fund fees were $9.1 million for the quarter, up 71 percent from $5.3 million for the second quarter of 2012 and 78 percent from $5.1 million for the year-earlier quarter. The increases in mutual fund fees were due primarily to slightly higher short-term interest rates. The increases in brokerage fees were due to both the acquisition of Rochdale and improved performance from the rest of the Company’s wealth management business.

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

	September 30,		%	June 30,	%
(in millions) (1)	2012	2011	Change	2012	Change

Assets Under Management	$38,043	$33,591	13	32,105	18

Assets Under Administration
Brokerage	5,603	5,543	1	5,357	5
Custody and other fiduciary	13,026	9,373	39	12,578	4
Subtotal	18,629	14,916	25	17,935	4

Total assets under management or administration	$56,672	$48,507	17	$50,040	13

(1)   Excludes $19.81 billion, $18.39 billion and $16.09 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2012, June 30, 2012 and September 30, 2011, respectively.

During the third quarter of 2012, assets under administration were revised to exclude the Company’s investments that were held in custody and serviced by the Company’s wealth management business. Prior period balances were reclassified to conform to current period presentation.

AUM totaled $38.04 billion as of September 30, 2012, up 13 percent from the year-earlier quarter and 18 percent from the second quarter of 2012. Assets under management or administration were $56.67 billion at September 30, 2012, up 17 percent from the year-earlier quarter and 13 percent from the second quarter of 2012. The growth in AUM from the year-earlier quarter was primarily attributable to the acquisition of Rochdale in July 2012.

A distribution of AUM by type of investment is provided in the following table:

	% of AUM
Investment	September 30, 2012	June 30, 2012	September 30, 2011
Equities	43%	40%	40%
U.S. fixed income	27	26	25
Cash and cash equivalents	18	21	21
Other (1)	12	13	14
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2012 were $11.5 million, up 5 percent from the third quarter of 2011 but virtually unchanged from the second quarter of this year.

International services income for the third quarter of 2012 was $9.8 million, down 2 percent from the second quarter of 2012 and 5 percent from the third quarter of 2011. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates.

Net FDIC loss sharing income was $1.7 million for the third quarter of 2012, compared to net FDIC loss sharing expense of $6.0 million for the second quarter of 2012 and expense of $14.2 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $3.2 million in the third quarter of 2012, compared with net gains of $3.0 million in the second quarter of 2012 and $5.2 million in the year-earlier quarter. The net gain is primarily due to gains recognized on the sale of covered and non-covered OREO.

The Company recognized $0.9 million of net gain on the sale of securities in the third quarter of 2012, compared with a net loss of $0.3 million for the second quarter of 2012 and a net gain of $3.5 million for the third quarter of 2011.

Impairment losses on securities available-for-sale recognized in earnings were $39 thousand for the third quarter of 2012, compared with $0.2 million for the second quarter of 2012 and for the year-earlier quarter. See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the third quarter of 2012 was $27.7 million, an increase of 59 percent from $17.4 million for the second quarter of 2012 and 105 percent from $13.5 million for the third quarter of 2011. The increase in other income reflects $7.3 million of distribution income, net of $2.5 million of impairment losses on private equity and other alternative investments.  The increase was also the result of higher gains from trading securities, lease income from the acquisition of FAEF and the growth of income from client swap transactions.

Noninterest Expense

Noninterest expense was $207.9 million for the third quarter of 2012, an increase of 7 percent from $194.5 million for the second quarter of 2012 and 5 percent from $197.6 million for the third quarter of 2011. The increases were due largely to the acquisition of Rochdale and FAEF.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2012	2012	2011

Salaries and employee benefits	$120,210	$115,035	$112,729

All other:
Net occupancy of premises	16,238	14,056	13,713
Legal and professional fees	11,757	11,359	14,242
Information services	8,660	8,539	7,906
Depreciation and amortization	8,324	8,013	6,930
Amortization of intangibles	1,932	1,518	2,105
Marketing and advertising	7,141	7,597	6,675
Office services and equipment	4,673	4,492	4,456
Other real estate owned	8,749	7,541	13,160
FDIC assessments	4,616	4,523	6,670
Other operating	15,586	11,842	9,051
Total all other	87,676	79,480	84,908
Total noninterest expense	$207,886	$194,515	$197,637

Salaries and employee benefits expense was $120.2 million for the third quarter of 2012, up 4 percent from $115.0 million for the second quarter of 2012 and 7 percent from $112.7 million for the year-earlier quarter. Full-time equivalent employees totaled 3,439 at September 30, 2012, up from 3,330 at June 30, 2012 and 3,287 at September 30, 2011. The increase in salaries and employee benefits and employee count during the third quarter of 2012 was primarily attributable to the acquisition of Rochdale in July 2012 and FAEF in April 2012.

Salaries and employee benefits expense for the third quarter of 2012 includes $4.7 million of share-based compensation expense compared with $4.3 million for the second quarter of 2012 and $4.7 million for the year-earlier quarter. At September 30, 2012, there was $14.4 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.5 years. At September 30, 2012, there was $22.4 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.1 years. In February 2012, the Company granted cash-settled restricted stock units to employees. Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. See Note 11, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The remaining noninterest expense categories totaled $87.7 million for the third quarter of 2012, up from $79.5 million for the second quarter of 2012 and $84.9 million for the third quarter of 2011. The increase from the year-earlier quarter and the second quarter of 2012 reflects operating expenses from the Company’s recent acquisitions. The growth in noninterest expense from the second quarter of 2012 was also a result of higher occupancy costs, legal settlement expense and an increase in OREO expense. OREO expense was $8.7 million for the third quarter of 2012, up 16 percent from the second quarter of 2012 and down 34 percent from the year earlier quarter. OREO expense was comprised mostly of expense related to covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Non-covered OREO expense
Valuation write-downs	$732	$876	$1,881	$3,375
Holding costs and foreclosure expense	228	1,309	653	2,471
Total non-covered OREO expense	$960	$2,185	$2,534	$5,846
Covered OREO expense
Valuation write-downs	$4,267	$7,526	$16,325	$31,459
Holding costs and foreclosure expense	3,522	3,449	9,525	12,506
Total covered OREO expense	$7,789	$10,975	$25,850	$43,965

Total OREO expense	$8,749	$13,160	$28,384	$49,811

Legal and professional fees were $11.8 million for the third quarter of 2012, up 4 percent from $11.4 million in the second quarter of 2012 and down 17 percent from $14.2 million in the year-earlier quarter. The increase in legal and professional fees from the second quarter of 2012 reflects the second quarter reimbursement of $3.6 million in legal expenses related to the recovery of a previously charged-off loan, partially offset by $2.8 million of acquisition-related transactions costs that were also recognized during the second quarter. Legal and professional fees associated with covered loans and OREO were approximately $2.5 million for the third quarter of 2012, $2.2 million for the second quarter of 2012 and $3.0 million for the third quarter of 2011. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.4 million for the third quarter of 2012, compared to $0.4 million for the second quarter of 2012 and $1.0 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Noninterest income related to covered assets

FDIC loss sharing income (expense), net
Gain (loss) on indemnification asset	$21,426	$(384)	$49,987	$16,351
Indemnification asset accretion	(4,258)	(4,043)	(12,416)	(11,793)
Net FDIC reimbursement for OREO and loan expenses	7,612	10,496	24,777	39,467
Removal of indemnification asset for loans paid-off or fully charged-off	(9,731)	(10,228)	(26,901)	(20,047)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(2,834)	(3,703)	(9,720)	(20,231)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(1,219)	(2,823)	(5,064)	(11,324)
Loan recoveries shared with FDIC	(8,631)	(3,153)	(22,344)	(8,321)
Increase in FDIC clawback liability	(698)	(353)	(1,812)	(1,131)
Other	—	—	—	759
Total FDIC loss sharing income (expense), net	1,667	(14,191)	(3,493)	(16,270)

Gain on disposal of assets
Net gain on sale of OREO	1,524	3,625	5,147	14,345

Gain on acquisition	—	—	—	8,164

Other income
Net gain on transfers of covered loans to OREO	4,907	3,887	14,254	27,034
Amortization of fair value on acquired unfunded loan commitments	192	1,088	1,164	2,546
OREO income	428	379	1,948	1,677
Other	(632)	(503)	(2,514)	(1,164)
Total other income	4,895	4,851	14,852	30,093

Total noninterest income related to covered assets	$8,086	$(5,715)	$16,506	$36,332

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$4,267	$7,526	$16,325	$31,459
Holding costs and foreclosure expense	3,522	3,449	9,525	12,506
Total other real estate owned	7,789	10,975	25,850	43,965

Legal and professional fees	2,541	2,961	7,019	7,612

Other operating expense
Other covered asset expenses	29	18	69	39

Total noninterest expense related to covered assets (2)	$10,359	$13,954	$32,938	$51,616

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

Net FDIC loss sharing income was $1.7 million for the third quarter of 2012 compared to net FDIC loss sharing expense of $6.0 million in the second quarter of 2012 and expense of $14.2 million in the year-earlier quarter. The change in net FDIC loss sharing expense to income from the year-earlier quarter was primarily attributable to higher gains on the indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans. The increase was partially offset by higher expense from loan recoveries on loans paid-off or fully charged-off that are shared with the FDIC, as well as lower FDIC reimbursement for covered OREO and loan expenses resulting from an overall decline in OREO and loan expense. The change in net FDIC loss sharing expense to income from the second quarter of 2012 was also due to higher gains on the indemnification asset, as well as lower expense from the reduction of the FDIC indemnification asset upon the removal of covered loans.

The Company recognized a net gain on sales of covered OREO of $1.5 million in the third quarter of 2012 compared to $1.5 million in the second quarter of 2012 and $3.6 million in the third quarter of 2011. Other income related to covered assets was $4.9 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. Total other income was virtually unchanged from the year-earlier quarter, but decreased from $7.0 million in the second quarter of 2012 primarily because of lower net gains on the transfers of covered loans to OREO. Net gains on the transfer of covered loans to OREO were $4.9 million during the third quarter of 2012 compared to $6.9 million during the second quarter of 2012. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the three and nine months ending September 30, 2012, and 2011.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $7.8 million for the third quarter of 2012, up from $7.0 million for the second quarter of 2012 and down from $11.0 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $29.6 million for the third quarter of 2012 from $25.4 million for the third quarter of 2011. Net income for the nine months ended September 30, 2012 was $80.7 million, down from $86.1 million for the year-earlier period. The increase in net income from the prior-year quarter was due to an increase in noninterest income and a decrease in provision for credit losses on loans and leases, partially offset by higher provision for losses on covered loans. The decrease in net income for the nine months ended September 30, 2012 was primarily attributable to a decrease in noninterest income and an increase in provision for losses on covered loans. Net interest income decreased to $184.6 million for the third quarter of 2012 from $190.0 million for the year-earlier quarter. Net interest income for the nine months ended September 30, 2012 was $541.2 million compared to $543.7 million for the same period in 2011. The decline in net interest income from the year-earlier quarter was a result of lower funds transfer pricing income on deposits combined with lower covered loan balances, and was partially offset by income from FAEF, which was acquired by the Company in April 2012. Average loans, excluding covered loans, increased by 15 percent to $13.53 billion for the third quarter of 2012 compared with the year-earlier quarter. Average loans, excluding covered loans, for the nine months ended September 30, 2012 grew 13 percent to $12.99 billion. The increase in loans was a result of organic loan growth and the acquisition of FAEF. Average covered loans were $1.21 billion for the third quarter of 2012 compared to $1.66 billion for the third quarter of 2011, and $1.33 billion for the nine months of 2012 compared to $1.75 billion for the same period in 2011. Average deposits increased by 11 percent to $21.30 billion for the third quarter of 2012 from $19.27 billion for the year-earlier quarter. Average deposits increased by 11 percent to $20.47 billion for the nine months ended September 30, 2012 from $18.46 billion for the same period in 2011. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

Provision for credit losses on loans and leases, excluding covered loans, was $2.0 million and $3.0 million for the three months and nine months ended September 30, 2012, respectively, compared to $7.5 million for the same periods in 2011. Provision for losses on covered loans was $18.1 million and $38.8 million for the three months and nine months ended September 30, 2012, compared to $5.1 million and $26.0 million for both respective periods in 2011. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the third quarter of 2012 was $60.2 million, up 54 percent from $39.1 million for the prior-year quarter. Noninterest income for the nine months ended September 30, 2012 decreased 3 percent to $157.8 million compared to $162.5 million for the year-earlier period. The increase from the prior-year quarter was primarily due to higher FDIC loss sharing income and lease income from FAEF. Noninterest income for the nine months ended September 30, 2011 included an $8.2 million gain from an FDIC-assisted acquisition during the second quarter of 2011. Noninterest expense, including depreciation and amortization, increased slightly to $173.6 million for the third quarter of 2012 from $172.8 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, decreased 1 percent to $518.0 million for the first nine months of 2012 from $524.2 million for the same period in 2011.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $4.6 million for the third quarter of 2012, an increase from $2.6 million for the year-earlier quarter. Net income attributable to CNC for the nine months ended September 30, 2012 was $7.4 million compared to $3.8 million for the year-earlier period. Noninterest income increased to $54.4 million, or by 32 percent, for the third quarter of 2012 from $41.1 million for the year-earlier quarter. Noninterest income was $133.7 million for the nine months ended September 30, 2012, up 8 percent from $124.0 million for the year-earlier period. The increase in the current periods reflects income from Rochdale, which the Company acquired in July 2012. Refer to “Results of Operations—Noninterest Income—Wealth Management” for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $47.2 million for the third quarter of 2012, up by 31 percent from $36.1 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 6 percent to $122.3 million in the first nine months of 2012 from $115.8 million in the year-earlier period. The increase in expense compared with the year-earlier periods was primarily due to higher costs attributable to the acquisition of Rochdale.

Other

Net income attributable to CNC for the Other segment increased to $25.5 million for the third quarter of 2012, from $13.5 million for the third quarter of 2011. Net income attributable to CNC increased to $72.7 million for the nine months ended September 30, 2012, from $38.6 million for the same period in 2011. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In general, net interest income decreases in the Funding Center when loan and securities balances decrease or when deposit balances increase. However, in periods of extremely low interest rates, the funding credit given on deposits to the Commercial and Private Banking segment declines considerably which may cause net interest income in the Funding Center to increase. Net interest income was $24.2 million and $83.6 million for the three and nine months ended September 30, 2012, respectively, an increase from $8.8 million and $26.1 million for the three and nine months ended September 30, 2011, respectively. The increase in net interest income was due to higher funds transfer income due to loan and securities portfolio growth, and to a reduction in the funds transfer rate paid to business line units on deposit balances. Although deposits have increased from the prior-year quarter, the transfer pricing rate paid on deposits declined as a result of the continuing low interest rate environment.

Noninterest income (loss) was ($7.4) million for the current quarter compared with ($10.6) million for the year-earlier quarter. Noninterest income (loss) was ($33.8) million for the nine months ended September 30, 2012 compared with ($31.0) million for the year-earlier period. The change in noninterest income (loss) compared with the year-earlier quarter was primarily due to gains on private equity investments during the third quarter of 2012. The change in noninterest income (loss) for the nine months ended September 30, 2012 reflects an increase in the elimination of inter-segment revenues (recorded in Other segment) due to higher wealth management fee income compared to the year-earlier period, as well as lower net gains on the sale of securities.

Income Taxes

The Company recognized income tax expense of $29.1 million during the third quarter of 2012, compared with tax expense of $27.3 million in the second quarter of 2012 and $16.3 million in the year-earlier quarter. The effective tax rate was 32.6 percent of pretax income for the third quarter of 2012, compared with 33.1 percent for the second quarter of 2012 and 27.7 percent for the year-earlier quarter. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of approximately $0.2 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. The Company had approximately $3.3 million, $3.2 million and $3.3 million of accrued interest and penalties as of September 30, 2012, December 31, 2011 and September 30, 2011.

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

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the nine months September 30, 2012.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $26.25 billion at September 30, 2012, an increase of 14 percent from $23.10 billion at September 30, 2011 and 11 percent from $23.67 billion at December 31, 2011. Average assets for the third quarter of 2012 increased to $25.65 billion from $23.00 billion for the third quarter of 2011. The increase in period-end and average assets from the year-earlier quarter largely reflects loan growth and an increase in the securities portfolio due to deposit growth.

Total average interest-earning assets for the third quarter of 2012 were $23.89 billion, up from $21.32 billion for the third quarter of 2011.

Securities

At September 30, 2012, the Company had total securities of $9.11 billion, comprised of securities available-for-sale at fair value of $7.87 billion, securities held-to-maturity at amortized cost of $1.17 billion and trading securities at fair value of $64.7 million. The Company had total securities of $8.10 billion at December 31, 2011, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million. At September 30, 2011, the Company had total securities of $7.28 billion, comprised of securities available-for-sale at fair value of $7.19 billion and trading securities at fair value of $93.7 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	September 30, 2012		December 31, 2011		September 30, 2011
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$20,352	$20,355	$19,163	$19,182	$19,193	$19,213
Federal agency - Debt	1,542,162	1,547,300	1,967,928	1,973,862	1,896,839	1,903,688
Federal agency - MBS	612,713	657,935	650,091	681,044	511,533	541,225
CMOs - Federal agency	4,755,996	4,847,471	4,239,205	4,326,907	4,122,663	4,227,653
CMOs - Non-agency	66,431	64,489	79,999	69,001	86,578	76,430
State and municipal	406,127	425,169	383,210	401,604	357,109	373,632
Other debt securities	306,645	308,524	106,051	99,074	48,619	41,632
Total available-for-sale debt securities	7,710,426	7,871,243	7,445,647	7,570,674	7,042,534	7,183,473
Equity securities and mutual funds	336	821	352	1,227	400	1,815
Total available-for-sale securities	$7,710,762	$7,872,064	$7,445,999	$7,571,901	$7,042,934	$7,185,288

Securities held-to-maturity (1):
Federal agency - Debt	$96,389	$99,349	$40,423	$41,203	$—	$—
Federal agency - MBS	218,085	229,643	75,231	76,863	—	—
CMOs - Federal agency	660,196	689,026	292,547	294,932	—	—
State and municipal	199,491	204,703	59,479	60,905	—	—
Total held-to-maturity securities	$1,174,161	$1,222,721	$467,680	$473,903	$—	$—

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The duration of securities available-for-sale and held-to-maturity at September 30, 2012 was 2.8 years compared to 3.0 years at June 30, 2012 and 2.1 years at September 30, 2011. The duration of the $7.87 billion available-for-sale portfolio was 2.2 years at September 30, 2012. Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis.  Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income.

At September 30, 2012, the available-for-sale securities portfolio had a net unrealized gain of $161.3 million, comprised of $174.9 million of unrealized gains and $13.6 million of unrealized losses. At December 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $125.9 million, comprised of $149.1 million of unrealized gains and $23.2 million of unrealized losses. At September 30, 2011, the available-for-sale securities portfolio had a net unrealized gain of $142.4 million, comprised of $164.6 million of unrealized gains and $22.2 million of unrealized losses.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2012. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$2,001	$18,354	$—	$—	$20,355
Federal agency - Debt	1,149,612	397,688	—	—	1,547,300
Federal agency - MBS	7	476,083	181,845	—	657,935
CMOs - Federal agency	337,650	4,384,761	125,060	—	4,847,471
CMOs - Non-agency	10,224	7,510	46,755	—	64,489
State and municipal	93,209	221,996	85,351	24,613	425,169
Other	2,122	303,986	2,416	—	308,524

Total debt securities available-for-sale	$1,594,825	$5,810,378	$441,427	$24,613	$7,871,243

Amortized cost	$1,588,623	$5,692,865	$404,456	$24,482	$7,710,426

Securities held-to-maturity:
Federal agency - Debt	$—	$5,068	$—	$91,321	$96,389
Federal agency - MBS	—	2,649	215,436	—	218,085
CMOs - Federal agency	—	105,755	554,441	—	660,196
State and municipal	500	15,223	154,277	29,491	199,491
Total debt securities held-to-maturity at amortized cost	$500	$128,695	$924,154	$120,812	$1,174,161

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

Through the impairment assessment process, the Company determined that certain non-agency CMOs were other-than-temporarily impaired at September 30, 2012. The Company recorded impairment losses in earnings on securities available-for-sale of $39 thousand and $0.2 million for the three and nine months ended September 30, 2012, respectively. Impairment losses recognized in earnings on securities available-for-sale during the three and nine months ended September 30, 2011 were $0.2 million and $0.7 million, respectively. The Company recognized $1.5 million and $4.4 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at September 30, 2012 and 2011, respectively. There were no impairment losses recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2012.

Of the total securities available-for-sale in an unrealized loss position at September 30, 2012, approximately $1.07 billion of securities with unrealized losses of $3.9 million were in a continuous unrealized loss position for less than 12 months and $94.9 million of securities with unrealized losses of $9.6 million were in a continuous loss position for more than 12 months. While the securities in a loss position at September 30, 2012 were comprised mostly of federal agency CMOs, a significant portion of the total gross unrealized loss relates to collateralized debt obligation senior notes.

At December 31, 2011, approximately $1.28 billion of securities available-for-sale with unrealized losses of $4.2 million were in a continuous unrealized loss position for less than 12 months and $48.1 million of securities with unrealized losses of $19.0 million were in a continuous loss position for more than 12 months. At September 30, 2011, approximately $842.9 million of securities with unrealized losses of $3.9 million were in a continuous unrealized loss position for less than 12 months and $48.6 million of securities with unrealized losses of $18.4 million were in a continuous unrealized loss position for more than 12 months.

See Note 4, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Commercial	$5,554,521	$4,846,594	$4,777,490
Commercial real estate mortgages	2,463,664	2,110,749	2,059,114
Residential mortgages	3,897,690	3,763,218	3,742,768
Real estate construction	242,137	315,609	335,712
Equity lines of credit	718,966	741,081	728,890
Installment	137,632	132,647	130,923
Lease financing	710,041	399,487	389,312
Loans and leases, excluding covered loans	13,724,651	12,309,385	12,164,209
Less: Allowance for loan and lease losses	(268,440)	(262,557)	(263,348)
Loans and leases, excluding covered loans, net	13,456,211	12,046,828	11,900,861

Covered loans	1,144,337	1,481,854	1,611,856
Less: Allowance for loan losses	(44,978)	(64,565)	(61,753)
Covered loans, net	1,099,359	1,417,289	1,550,103

Total loans and leases	$14,868,988	$13,791,239	$13,776,065
Total loans and leases, net	$14,555,570	$13,464,117	$13,450,964

Total loans and leases were $14.87 billion, $13.79 billion and $13.78 billion at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Total loans, excluding covered loans, were $13.72 billion, $12.31 billion and $12.16 billion at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Total loans and leases, excluding covered loans, at September 30, 2012 increased 11 percent from December 31, 2011 and 13 percent from September 30, 2011. Commercial loans, including lease financing, were up 19 percent from year-end 2011 and 21 percent from the year-earlier quarter. The increases were due to organic loan growth and the acquisition of FAEF in the second quarter of 2012. Commercial real estate mortgage loans increased by 17 percent from year-end 2011 and 20 percent from the year-earlier quarter. Residential mortgages grew by 4 percent from year-end 2011 and the year-earlier quarter. Real estate construction loans declined by 23 percent and 28 percent for the same periods, respectively.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.14 billion at September 30, 2012, $1.48 billion as of December 31, 2011 and $1.61 billion as of September 30, 2011. Covered loans, net of allowance for loan losses, were $1.10 billion as of September 30, 2012, $1.42 billion as of December 31, 2011 and $1.55 billion as of September 30, 2011.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Commercial	$15,824	$30,911	$35,535
Commercial real estate mortgages	1,036,383	1,288,352	1,391,181
Residential mortgages	5,707	14,931	16,428
Real estate construction	81,524	140,992	161,718
Equity lines of credit	4,083	5,167	5,282
Installment	816	1,501	1,712
Covered loans	1,144,337	1,481,854	1,611,856
Less: Allowance for loan losses	(44,978)	(64,565)	(61,753)
Covered loans, net	$1,099,359	$1,417,289	$1,550,103

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

At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $161.0 million at September 30, 2012, $204.3 million at December 31, 2011 and $212.8 million as of September 30, 2011.

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments totaled $2.95 billion, or 14 percent of total loan commitments, at September 30, 2012, $2.24 billion or 12 percent at December 31, 2011 and $2.10 billion or 12 percent at September 30, 2011. Outstanding loan balances on purchased SNCs were $1.31 billion, or approximately 10 percent of total loans outstanding, excluding covered loans, at September 30, 2012, compared to $941.7 million or 8 percent at December 31, 2011 and $918.0 million or 8 percent at September 30, 2011.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2012, total loans for construction, land development and other land represented 14 percent of total risk-based capital; total CRE loans represented 133 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 18 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 80 percent of total loans outstanding and New York and Nevada represented 7 percent and 3 percent, respectively, as of September 30, 2012. The remaining 10 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in September 2012 was 10.2 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (66 percent), Orange (7 percent), San Diego (6 percent), Ventura (3 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (36 percent), San Diego (12 percent), Orange (11 percent), Ventura (5 percent) and Riverside (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (25 percent), Ventura (13 percent), San Diego (7 percent), Orange (6 percent) and Alameda (6 percent).

Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York during the economic down-turn. Conditions in Nevada are slowly improving. Unemployment remained high at 11.8 percent for September 2012, but private-sector jobs and tourism were up. There have been signs of improvement, but the consensus outlook for 2012 is that the Nevada economy will remain challenged in part due to its troubled real estate sector. The Company’s construction and land portfolios in Nevada, which had been affected by significant stress in prior years, now represent 0.3 percent of total loans, excluding covered loans. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

Within the Company’s covered loan portfolio at September 30, 2012, the five states with the largest concentration were California (39 percent), Texas (12 percent), Nevada (7 percent), Arizona (4 percent) and Ohio (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

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

The Company has an internal credit risk analysis and review staff that issues reports to the Audit & Risk Committee of the Board of Directors and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California and Nevada. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit & Risk Committee which ultimately reviews and approves management’s recommendation.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and nine months ended September 30, 2012 and 2011. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Loans and leases outstanding, excluding covered loans	$13,724,651	$12,164,209	$13,724,651	$12,164,209
Average loans and leases outstanding, excluding covered loans	$13,587,508	$11,796,644	$13,050,523	$11,524,821
Allowance for loan and lease losses (1)
Balance, beginning of period	$269,534	$265,933	$262,557	$257,007
Loans charged-off:
Commercial	(12,163)	(6,282)	(22,382)	(12,966)
Commercial real estate mortgages	(444)	(1,231)	(1,318)	(4,127)
Residential mortgages	(1,030)	(244)	(2,333)	(1,267)
Real estate construction	(310)	(6,435)	(9,769)	(8,897)
Equity lines of credit	(43)	(523)	(1,077)	(1,443)
Installment	(134)	(457)	(959)	(913)
Total loans charged-off	(14,124)	(15,172)	(37,838)	(29,613)
Recoveries of loans previously charged-off:
Commercial	7,227	3,367	30,821	10,730
Commercial real estate mortgages	203	779	1,524	11,156
Residential mortgages	495	82	761	236
Real estate construction	3,415	201	8,139	7,067
Equity lines of credit	11	11	83	54
Installment	588	148	1,556	508
Total recoveries	11,939	4,588	42,884	29,751
Net (charge-offs) recoveries	(2,185)	(10,584)	5,046	138
Provision for credit losses	2,000	7,500	3,000	7,500
Transfers (to) from reserve for off-balance sheet credit commitments	(909)	499	(2,163)	(1,297)
Balance, end of period	$268,440	$263,348	$268,440	$263,348

Net recoveries to average loans and leases, excluding covered loans (annualized)	(0.06)%	(0.36)%	0.05%	0.00%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.96%	2.16%	1.96%	2.16%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$24,351	$23,325	$23,097	$21,529
Transfers from (to) allowance	909	(499)	2,163	1,297
Balance, end of period	$25,260	$22,826	$25,260	$22,826

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

For the quarter-ended September 30, 2012, net loan charge-offs on non-covered loans were $2.2 million, and were comprised of gross charge-offs of $14.1 million and gross recoveries of $11.9 million. The charge-offs were primarily driven by two commercial loans, while recoveries were primarily driven by two commercial loans and one real estate construction loan. For the nine months ending September 30, 2012, net loan recoveries on non-covered loans were $5.0 million, and were comprised of gross charge-offs of $37.8 million and gross recoveries of $42.9 million. The majority of charge-offs and recoveries for the year-to-date period relate to a small group of commercial and real estate construction loans. While the Company has recognized significant recoveries and charge-offs in its commercial and real estate construction loan portfolio throughout 2012 and 2011, the activity is primarily driven by a small group of individual credits. This activity is not necessarily of a recurring nature and not indicative of a trend for future recoveries and charge-offs.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for September 30, 2012, December 31, 2011 and September 30, 2011 as shown in the table below:

	Allowance amount			Percentage of total allowance
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011	2012	2011	2011
Commercial and lease financing	$94,764	$82,965	$85,574	35%	32%	32%
Commercial real estate mortgages	46,691	45,967	47,004	17	17	18
Residential mortgages	13,197	14,029	12,019	5	5	5
Real estate construction	16,263	23,347	25,491	6	9	10
Equity lines of credit	7,621	8,024	6,034	3	3	2
Installment	1,902	1,959	2,059	1	1	1
Unallocated	88,002	86,266	85,167	33	33	32
Total	$268,440	$262,557	$263,348	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: Commercial Real Estate (“CRE”), Commercial and Industrial (“C&I”) and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At September 30, 2012, the Company had total qualitative reserves of $88.0 million, of which $23.8 million, $40.3 million and $23.9 million were assigned to the CRE, C&I and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment in California and Nevada, industry concentration and loan size.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$43,147	$67,629	$64,565	$67,389
Provision for losses	18,089	5,147	38,848	25,979
Charge-offs	—	(325)	—	(325)
Reduction in allowance due to loan removals	(16,258)	(10,698)	(58,435)	(31,290)
Balance, end of period	$44,978	$61,753	$44,978	$61,753

The allowance for loan losses on covered loans was $45.0 million as of September 30, 2012, compared to $64.6 million at December 31, 2011 and $61.8 million at September 30, 2011. The Company recorded provision expense of $18.1 million and $38.8 million on covered loans for the three and nine months ended September 30, 2012, respectively, and $5.1 million and $26.0 million for the three and nine months ended September 30, 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals. A loan is removed when it has been fully paid-off, fully charged off, sold or transferred to OREO.

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

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At September 30, 2012, impaired loans included $11.1 million of loans previously reported as impaired that are less than $1 million.

The following table presents information on impaired loans as of September 30, 2012, December 31, 2011 and September 30, 2011. Loan and lease balances reflect the recorded investment as of the reporting date.

	September 30, 2012		December 31, 2011		September 30, 2011
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$36,460	$4,831	$49,079	$13,262	$51,121	$18,933
Impaired loans with no related allowance	129,357	—	99,655	—	106,939	—
Total impaired loans, excluding covered loans	$165,817		$148,734		$158,060

Total impaired loans by loan type:
Commercial	$34,731	$1,167	$25,780	$7,135	$31,570	$14,364
Commercial real estate mortgages	58,217	1,874	30,678	1,551	25,899	1,375
Residential mortgages	11,342	185	9,146	108	10,254	130
Real estate construction	56,582	1,467	75,811	4,377	82,565	2,989
Equity lines of credit	4,496	138	6,633	91	6,653	75
Installment	449	—	658	—	653	—
Lease financing	—	—	28	—	466	—
Total impaired loans, excluding covered loans	$165,817	$4,831	$148,734	$13,262	$158,060	$18,933

Impaired covered loans	$—	$—	$422	$—	$1,023	$—

(1)     Impaired loans include $70.8 million, $46.6 million and $21.8 million of troubled debt restructured loans on accrual status at September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The recorded investment in impaired loans, excluding covered loans, was $165.8 million at September 30, 2012, $148.7 million at December 31, 2011 and $158.1 million at September 30, 2011. There were no impaired covered loans at September 30, 2012. Impaired covered loans were $0.4 million and $1.0 million at December 31, 2011 and September 30, 2011, respectively, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $130.5 million, or 0.95 percent of total loans and OREO, excluding covered assets, at September 30, 2012, compared with $142.8 million, or 1.16 percent, at December 31, 2011, and $190.7 million, or 1.56 percent, at September 30, 2011. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $83.6 million at September 30, 2012, $99.0 million at December 31, 2011 and $103.9 million at September 30, 2011.

At September 30, 2012, troubled debt restructured loans were $113.8 million, before specific reserves of $1.3 million. Troubled debt restructured loans were $89.4 million, before specific reserves of $1.7 million, at December 31, 2011 and $45.6 million, before specific reserves of $1.0 million, at September 30, 2011. Troubled debt restructured loans included $70.8 million, $46.6 million and $21.8 million of restructured loans on accrual status at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. There were no commitments to lend additional funds on restructured loans at September 30, 2012.

The following table presents information on nonaccrual loans and OREO as of September 30, 2012, December 31, 2011 and September 30, 2011:

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$18,728	$19,888	$34,489
Commercial real estate mortgages	36,580	21,948	20,746
Residential mortgages	11,680	9,771	10,512
Real estate construction	28,963	50,876	70,827
Equity lines of credit	6,946	8,669	8,401
Installment	477	874	707
Lease financing	120	—	448
Total nonaccrual loans, excluding covered loans	103,494	112,026	146,130
OREO, excluding covered OREO	27,055	30,790	44,521
Total nonperforming assets, excluding covered assets	$130,549	$142,816	$190,651

Nonperforming covered assets
Nonaccrual loans	$—	$422	$1,023
OREO	83,618	98,550	102,848
Total nonperforming covered assets	$83,618	$98,972	$103,871

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.75%	0.91%	1.20%
Nonperforming assets as a percentage of total loans and OREO	0.95	1.16	1.56
Allowance for loan and lease losses to nonaccrual loans	259.38	234.37	180.21
Allowance for loan and lease losses to total nonperforming assets	205.62	183.84	138.13
Allowance for loan and lease losses to total loans and leases	1.96	2.13	2.16

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Past due loans, excluding covered loans
30-89 days past due	$19,544	$17,978	$14,730
90 days or more past due on accrual status:
Commercial	35	—	—
Residential mortgages	379	379	379
Equity lines of credit	—	74	—
Lease financing	19	—	—
Total 90 days or more past due on accrual status	$433	$453	$379

Past due covered loans
30-89 days past due	$15,603	$49,111	$37,525
90 days or more past due on accrual status	140,041	330,169	336,193

Nonaccrual loans, excluding covered loans, were $103.5 million at September 30, 2012, up from $98.7 million at June 30, 2012 and down from $146.1 million at September 30, 2011. Net loan charge-offs in the third quarter of 2012 were $2.2 million, or 0.06 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan recoveries of $2.7 million, or 0.08 percent, for the second quarter of 2012, and net loan charge-offs of $10.6 million, or 0.36 percent, for the third quarter of 2011. In accordance with the Company’s allowance for loan and lease losses methodology and in response to growth in the Company’s loan portfolio, increased nonaccrual loans, and net charge-off activity, the Company recorded provision for loan and lease losses of $2.0 million for the three months ending September 30, 2012. The Company recorded provision expense of $1.0 million in the second quarter of 2012 and $7.5 million in the third quarter of 2011.

The allowance for loan and lease losses, excluding covered loans, was $268.4 million as of September 30, 2012, compared with $262.6 million as of December 31, 2011 and $263.3 million as of September 30, 2011. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.96 percent at September 30, 2012 compared to 2.13 percent at December 31, 2011 and 2.16 percent at September 30, 2011. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 205.6 percent, 183.8 percent, and 138.1 percent at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

All nonaccrual loans greater than $1,000,000 are considered impaired and are individually analyzed. The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell. Where the carrying value of the impaired loan is greater than the fair value of the collateral, less costs to sell, the Company specifically establishes an allowance for loan and lease losses to cover the deficiency. This analysis ensures that the non-accruing loans have been adequately reserved.

At September 30, 2012, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual basis. There were no covered loans outside the scope of ASC 310-30 that were on nonaccrual status at September 30, 2012. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million and $1.0 million of acquired covered loans that were on nonaccrual status at December 31, 2011 and September 30, 2011, respectively.

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three and nine months ended September 30, 2012 and 2011:

Changes in Nonaccrual Loans

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Balance, beginning of the period	$99,078	$134,208	$112,448	$193,480
Loans placed on nonaccrual	28,349	54,431	65,689	84,050
Charge-offs	(1,710)	(13,407)	(22,625)	(23,546)
Loans returned to accrual status	(8,143)	(5,409)	(8,586)	(22,731)
Repayments (including interest applied to principal)	(12,173)	(21,072)	(31,876)	(70,888)
Transfers to OREO	(1,907)	(1,598)	(11,556)	(13,212)
Balance, end of the period	$103,494	$147,153	$103,494	$147,153

In addition to loans disclosed above as past due or nonaccrual, management has also identified $24.0 million of loans to 10 borrowers as of October 23, 2012, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2012, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended June 30, 2012, the Company reported that management had identified $39.6 million of loans to 18 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and nine months ended September 30, 2012 and 2011:

	For the three months ended			For the three months ended
	September 30, 2012			September 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$34,667	$82,834	$117,501	$47,634	$114,907	$162,541
Additions	1,485	14,989	16,474	1,647	15,271	16,918
Sales	(8,364)	(9,938)	(18,302)	(3,894)	(19,804)	(23,698)
Valuation adjustments	(733)	(4,267)	(5,000)	(866)	(7,526)	(8,392)
Balance, end of period	$27,055	$83,618	$110,673	$44,521	$102,848	$147,369

	For the nine months ended			For the nine months ended
	September 30, 2012			September 30, 2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	14,177	44,025	58,202	12,175	76,398	88,573
Sales	(12,781)	(42,632)	(55,413)	(21,041)	(62,957)	(83,998)
Valuation adjustments	(5,131)	(16,325)	(21,456)	(3,930)	(31,459)	(35,389)
Balance, end of period	$27,055	$83,618	$110,673	$44,521	$102,848	$147,369

OREO was $110.7 million at September 30, 2012, $129.3 million at December 31 2011 and $147.4 million at September 30, 2011, respectively. The OREO balance at September 30, 2012 includes covered OREO of $83.6 million compared with $98.6 million at December 31, 2011 and $102.8 million at September 30, 2011. Covered OREO represents OREO from the FDIC-assisted acquisitions that is subject to loss-sharing agreements. The balance of OREO at September 30, 2012, December 31, 2011 and September 30, 2011 is net of valuation allowances of $36.9 million, $37.4 million and $40.6 million, respectively.

The Company recognized $3.1 million in total net gain on the sale of OREO in the third quarter of 2012, compared with $2.8 million in the second quarter of 2012 and $5.1 million in the year-earlier quarter. Net gain on the sale of OREO in the third quarter of 2012 included $1.5 million of net gain related to the sale of covered OREO, compared to $1.5 million in the second quarter of 2012 and $3.6 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands)	2012	2011	2011
Accrued interest receivable	$67,295	$67,257	$66,411
Deferred compensation fund assets	61,631	53,648	53,755
Stock in government agencies	96,140	107,423	111,139
Private equity and alternative investments	36,492	39,919	40,117
Bank-owned life insurance	82,231	80,337	80,965
Mark-to-market on derivatives	70,878	62,230	63,094
Income tax receivable	17,483	40,300	98,913
Prepaid FDIC assessment	24,976	36,975	41,117
FDIC receivable	14,287	19,763	38,568
Equipment on operating leases, net	21,038	—	—
Other	92,261	69,689	79,594
Total other assets	$584,712	$577,541	$673,673

Deposits

Deposits totaled $22.51 billion, $20.39 billion and $19.91 billion at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Average deposits totaled $21.94 billion for the third quarter of 2012, an increase of 7 percent from $20.50 billion for the fourth quarter of 2011 and an increase of 11 percent from $19.72 billion for the third quarter of 2011. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $21.21 billion, $19.78 billion and $18.92 billion for the quarters ended September 30, 2012, December 31, 2011 and September 30, 2011, respectively, and represented 97 percent, 96 percent and 96 percent of total deposits for the same periods. Average noninterest-bearing deposits in the third quarter of 2012 increased 18 percent and 32 percent compared with the fourth quarter of 2011 and year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $2.29 billion in the third quarter of 2012, compared with $1.83 billion in the fourth quarter of 2011 and $1.90 billion for the third quarter of 2011. The growth in Treasury Services deposits reflects an increase in residential refinance activity, as well as sales of existing homes during the quarter.

Borrowed Funds

Total borrowed funds were $917.8 million, $747.8 million and $730.6 million at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Total average borrowed funds were $946.6 million, $702.4 million and $803.8 million for the quarters ended September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $211.7 million as of September 30, 2012 compared to $50.0 million as of December 31, 2011 and $30.6 million as of September 30, 2011. Short-term borrowings at September 30, 2012 consist primarily of the current portion of senior notes that mature in February 2013.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $706.0 million, $697.8 million and $700.0 million as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The Company’s long-term borrowings have maturity dates ranging from October 2013 to November 2034.

On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of September 30, 2012, FAEF borrowings were comprised of $78.4 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected as nonrecourse debt and classified as short-term borrowings or long-term debt based on its maturities.

On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds were used for general corporate purposes.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $6.37 billion at September 30, 2012, $5.67 billion at December 31, 2011 and $5.52 billion at September 30, 2011.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $773.1 million in letters of credit at September 30, 2012, of which $659.3 million relate to standby letters of credit and $113.8 million relate to commercial letters of credit. The Company had $723.5 million outstanding in letters of credit at December 31, 2011, of which $609.8 million relate to standby letters of credit and $113.7 million relate to commercial letters of credit.

As of September 30, 2012, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $59.8 million was funded. As of December 31, 2011 and September 30, 2011, the Company had private equity and alternative investment fund commitments of $68.9 million, of which $57.9 million and $56.1 million was funded, respectively.

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

At September 30, 2012, $8.01 billion, or approximately 31 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets is measured using Level 3 inputs. At September 30, 2012, $123.3 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 1, Level 2 or Level 3 inputs.

At September 30, 2012, $87.4 million, or approximately 0.3 percent, of the Company’s total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2012.

Capital

The ratio of period-end equity to period-end assets was 8.88 percent, 9.06 percent and 9.18 percent as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2012, December 31, 2011 and September 30, 2011:

	Regulatory Well-Capitalized Standards	September 30, 2012	December 31, 2011	September 30, 2011
City National Corporation
Tier 1 leverage	—	6.29%	6.77%	6.82%
Tier 1 risk-based capital	6.00%	9.15	10.26	10.28
Total risk-based capital	10.00	12.42	12.83	12.88
Tangible equity to tangible assets (1)	—	6.41	7.01	7.07
Tier 1 common shareholders’ equity to risk-based assets (2)	—	9.12	10.22	10.25

City National Bank
Tier 1 leverage	5.00%	7.33%	8.07%	8.13%
Tier 1 risk-based capital	6.00	10.67	12.23	12.25
Total risk-based capital	10.00	13.87	14.68	14.73

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Total equity	$2,330,324	$2,144,849	$2,120,465
Less: Goodwill and other intangible assets	(691,765)	(522,753)	(524,103)
Tangible equity (A)	$1,638,559	$1,622,096	$1,596,362

Total assets	$26,251,528	$23,666,291	$23,104,260
Less: Goodwill and other intangible assets	(691,765)	(522,753)	(524,103)
Tangible assets (B)	$25,559,763	$23,143,538	$22,580,157

Tangible equity to tangible assets (A)/(B)	6.41%	7.01%	7.07%

Tier 1 capital	1,570,778	1,570,101	1,534,831
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common shareholders’ equity (C)	$1,565,623	$1,564,946	$1,529,676

Risk-weighted assets (D)	$17,174,382	$15,305,328	$14,925,715

Tier 1 common shareholders’ equity to risk-based assets (C)/(D)	9.12%	10.22%	10.25%

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 92 percent of funding for average total assets in the third quarter and first nine months of 2012, respectively, and 91 percent for the year-earlier periods. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

The FDIC’s Transaction Account Guarantee (“TAG”) Program is scheduled to end on December 31, 2012, at which time unlimited FDIC insurance on non-interest bearing transaction accounts will expire. Upon expiration, the standard maximum FDIC insurance coverage will return to $250,000 for non-interest bearing transaction accounts. It is uncertain what impact the termination of the TAG Program will have on deposit balances, and the Company could experience deposit inflows or outflows. Potential outflows are not expected to exceed the Company’s readily available liquidity resources.

Funding obtained through short-term wholesale or market sources averaged $24.7 million and $64.7 million for the three and nine months ended September 30, 2012, respectively and $1.0 million and $4.3 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $921.9 million and $805.7 million for the three and nine months ended September 30, 2012, respectively, compared with $802.8 million and $838.0 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $329.7 million and $303.1 million for the third quarter and first nine months of 2012, respectively, compared with $734.8 million and $693.3 million in the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $4.42 billion as of September 30, 2012 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $7.45 billion and $7.08 billion for the quarter and nine months ended September 30, 2012, respectively.  The portfolio of securities available-for-sale averaged $6.88 billion and $6.23 billion for the quarter and nine months ended September 30, 2011, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $8.02 billion at September 30, 2012. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2012, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2012, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At September 30, 2012, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 8.5 percent in year one and a 31.7 percent increase in year two. This compares to an increase in projected net interest income of 6.2 percent in year one and a 22.7 percent increase in year two at September 30, 2011. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 10.7 percent in year one and 36.9 percent increase in year two. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of September 30, 2012. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$2,168	$2,974	$5,142	$54	$1,068	$6,264
Commercial real estate mortgages	277	1,027	1,304	66	1,094	2,464
Residential mortgages	4	5	9	2,399	1,490	3,898
Real estate construction	138	86	224	—	18	242
Equity lines of credit	719	—	719	—	—	719
Installment	79	—	79	—	59	138
Covered loans	81	125	206	703	235	1,144
Total loans and leases	$3,466	$4,217	$7,683	$3,222	$3,964	$14,869

Percentage of portfolio	23%	29%	52%	22%	26%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At September 30, 2012, $7.68 billion (52 percent) of the Company’s loan portfolio was floating rate, of which $5.61 billion (73 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.39 billion (18 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $83.7 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2012:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,000	$972	$464	$30	$3,466
LIBOR	3,613	414	136	54	4,217
Total floating rate loans	$5,613	$1,386	$600	$84	$7,683

% of total floating rate loans	73%	18%	8%	1%	100%

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

As of September 30, 2012, an instantaneous 200 basis point increase in interest rates results in a 0.8 percent decline in EVE. This compares to a nominal change in EVE a year-earlier. The decrease is due to changes in the mix of the balance sheet resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of September 30, 2012 and September 30, 2011 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

The following table presents the notional amount and fair value of the Company’s interest rate swap agreements according to the specific asset or liability hedged:

	September 30, 2012			December 31, 2011			September 30, 2011
(in millions) (1)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)
Fair Value Hedge Interest Rate Swap
Long-term debt	$205.5	$4.2	0.3	$207.4	$9.8	1.0	$207.4	$10.5	1.2

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

At September 30, 2012, the Company had $205.5 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of long-term debt. There were no cash flow hedges outstanding at September 30, 2012. The positive fair value of the fair value hedges of $4.2 million is recorded in other assets. It consists of a positive mark-to-market of $3.1 million and net interest receivable of $1.1 million. The balance of debt reported in the consolidated balance sheet has been increased by a $3.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

The hedged long-term debt consists of CNC senior notes with a face value of $205.5 million due on February 15, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2012. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable first-party sources that have considerable experience with the derivative markets. The Company provides client data to the first-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2012 and 2011, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $2.18 billion and $1.54 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $2.3 million, $5.3 million and $4.7 million of credit risk exposure at September 30, 2012, December 31, 2011 and September 30, 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. Collateral in the form of securities valued at $2.0 million had been received from swap counterparties at September 30, 2012. At September 30, 2011, collateral valued at $8.3 million comprised of securities valued at $6.5 million and cash of $1.8 million, had been received from swap counterparties. Additionally, the Company delivered collateral valued at $50.8 million on swap agreements at September 30, 2012.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At September 30, 2012, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $302.3 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $1.9 million and $1.7 million at September 30, 2012, respectively.

ITEM 4. CONTROL AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors relating to the Company’s business, refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as updated by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012. There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K and in subsequently filed Forms 10-Q.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 8, 2012	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)