Form 10-K
period 2012-12-31
CITY NATIONAL CORP
filed 2013-02-28
CIK 201461

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-2568550 (I.R.S. Employer Identification No.)
City National Plaza 555 South Flower Street, Los Angeles, California, 90071 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (213) 673-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
5.50% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 29, 2012, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $2,231,286,687 based on the June 29, 2012 closing sale price of Common Stock of $48.58 per share as reported on the New York Stock Exchange.

         As of January 31, 2013, there were 53,865,942 shares of Common Stock outstanding (including unvested restricted shares).

Documents Incorporated by Reference

         The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2013 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

Overview

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investing and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operates through 78 offices, including 16 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2012, the Company had five consolidated asset management affiliates in which it held a majority ownership interest. The Company also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. At year-end 2012, the Company had consolidated total assets of $28.62 billion, total loan balances of $15.85 billion, total deposits of $23.50 billion, and assets under management or administration of $56.68 billion. The Company provides comprehensive financial solutions to affluent individuals, entrepreneurs, professionals, their businesses and their families. The Company provides a premier banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and complete financial solutions. At December 31, 2012, the Company had 3,472 full-time equivalent employees.

        Additional information regarding our business and our subsidiaries, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Note 3, Business Combinations, of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

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

Business Segments

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management and Other. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit. All investment advisory affiliates and the Bank's wealth management services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 22 of the Notes to Consolidated Financial Statements as well as in the MD&A section of this report.

        The Company's principal client base consists of small to mid-sized businesses, entrepreneurs, professionals, and affluent individuals. The Company serves its clients through relationship banking.

The Company's value proposition is to provide the ultimate banking experience through depth of expertise, breadth of resources, focus and location, dedication to complete solutions, a relationship banking model and an integrated team approach. Through the use of private and commercial banking teams, product specialists and investment advisors, the Company facilitates the use by the client, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking, equipment financing, and other products and services. The Company also lends, invests, and provides services in accordance with its Community Reinvestment Act ("CRA") commitments.

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

        The Company also advises and makes available mutual funds under the name of CNI Charter Funds and Rochdale Investment Trust. The Bank's wealth management division and the Corporation's asset management subsidiaries provide both proprietary and nonproprietary products to offer a full spectrum of asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments, such as hedge funds. Investment services are provided to institutional as well as individual clients.

Competition

        There is significant competition among commercial banks and other financial institutions in the Company's market areas. California, New York, Nevada, Tennessee and Georgia are highly competitive environments for banks and other financial organizations that provide private and business banking and wealth management services. The Company faces competitive credit and pricing pressure as it competes with other banks and financial organizations. The Company's performance is also significantly influenced by California's economy. As a result of the GLB Act, the Company also competes with other providers of financial services such as money market mutual funds, securities firms, credit unions, insurance companies and other financial services companies. Furthermore, interstate banking legislation has promoted more intense competition by eroding the geographic constraints on the financial services industry.

        Our ability to compete effectively is due to our provision of personalized services resulting from management's knowledge and awareness of its clients' needs and its market areas. We believe this relationship banking approach and specialized knowledge provide a business advantage in providing high client satisfaction and serving the small to mid-sized businesses, entrepreneurs, professionals and other affluent individuals that comprise the Company's client base. Our ability to compete also depends on our ability to continue to attract and retain our senior management and other key colleagues. Further, our ability to compete depends in part on our ability to continue to develop and market new and innovative products and services and to adopt or develop new technologies that differentiate our products and services.

Economic Conditions, Government Policies, Legislation and Regulation

        The Company's earnings and profitability, like most financial institutions, are highly sensitive to general business and economic conditions. These conditions include the yield curve, inflation, available money supply, the value of the U.S. dollar as compared to foreign currencies, fluctuations in both debt and equity markets, and the strength of the U.S. economy and the local economies in which we conduct business. Energy and commodity prices are additional primary sources of risk and volatility. The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the States of California, Nevada, New York, Tennessee and Georgia, and in the United States as a whole. While the United States is showing signs of recovery from the recent economic crisis, it is not certain that conditions will continue to improve and could worsen. Unemployment levels are improving but remain high. Uncertainty regarding continued economic improvement could lead to decreased consumer confidence and spending which could have a negative impact on our clients' businesses and in turn on our business. The Company can be negatively affected by changes in the financial performance of our clients and borrowers including through decreased loan utilization rates, increased delinquencies and defaults and changes to our customers' ability to meet certain credit obligations. While real estate values have shown signs of improvement, declines in commercial real estate and housing values could have a negative impact on the value of collateral securing loans. In addition, unresolved federal budget negotiations and the level of United States debt may have a destabilizing effect on financial markets. Europe and other global economies face continued economic stresses including increasing debt levels, that could impact the capital markets generally, including the Company's ability to access capital and the trading price of the Company's securities.

        In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, and unemployment. See Item 1A—Risk Factors.

        The Company's business and earnings are further affected by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are its open-market operations in U.S. Government securities, including adjusting the required level of reserves for depository institutions subject to its reserve requirements, and varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. Changes in the policies of the Federal Reserve may have an effect on the Company's business, results of operations and financial condition.

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

Supervision and Regulation

General

        The Corporation, the Bank and the Corporation's non-banking subsidiaries are subject to extensive regulation under both federal and state law. These regulations are intended primarily for the protection of depositors, the deposit insurance fund, and the banking system as a whole, and not for the protection of shareholders of the Corporation. Set forth below is a summary description of the significant laws and regulations applicable to the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

Regulatory Agencies

        The Corporation is a legal entity separate and distinct from the Bank and its other subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956 (the "BHC Act"), and is subject to supervision, regulation and inspection by the Federal Reserve. The Corporation is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, each administered by the SEC. The Corporation is listed on the New York Stock Exchange ("NYSE") under the trading symbol "CYN" and is subject to the rules of the NYSE for listed companies.

        The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all of its operations by the Office of the Comptroller of the Currency ("OCC"), its primary regulator, and also by the Federal Reserve, the Consumer Financial Protection Bureau ("CFPB") and the Federal Depository Insurance Corporation ("FDIC").

        The Corporation's non-bank subsidiaries are also subject to regulation by the Federal Reserve and other federal and state agencies, including for those non-bank subsidiaries that are investment advisors, by the SEC under the Investment Advisors Act of 1940. The Company's registered broker-dealers are regulated by the SEC, the Financial Industry Regulatory Authority and state securities regulators.

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

        Currently, if a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of 1 or 2 (on a scale of 5, with 1 being the highest rating) in its most recent examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the CRA. (See the section captioned "Community Reinvestment Act" included elsewhere in this item.) Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), bank holding companies, as well as their depository institution subsidiaries, are also required to be "well capitalized" and "well managed" in order to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies.

        Financial holding companies that do not continue to meet all of the requirements for such status, depending on which requirement they fail to meet, may not be able to undertake new activities or acquisitions that are financial in nature, or may lose the ability to continue those activities that are not generally permissible for bank holding companies. In addition, failure to satisfy conditions prescribed by the Federal Reserve to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

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

Source of Strength Doctrine

        Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to satisfy the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act codifies the "source of strength doctrine."

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

The Dodd-Frank Act

        The Dodd-Frank Act, which was signed into law on July 21, 2010, has had, and will continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act significantly restructures the financial services regulatory scheme, including through the expansion of the scope of oversight responsibility of certain federal agencies and through the creation of new oversight bodies. For example, the Dodd-Frank Act established the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions and non-bank financial institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices." The CFPB has examination and enforcement authority over all banking and non-banking financial organizations with more than $10 billion in assets. The Dodd-Frank Act also created the Financial Stability Oversight Council which is charged with identifying risks to financial stability that could arise from the material financial distress or failure, or ongoing activities, of nonbank financial companies and which could recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce state and federal consumer protection laws.

        The Dodd-Frank Act impacts, among other things, the way financial services companies do business, the cost of doing business and capital standards applicable to financial services companies. For example, the Dodd-Frank Act requires that all insured depository institutions and their holding companies be subject to the same generally applicable risk-based capital and leverage rules, which led to the removal of trust preferred securities as a permitted component of a holding company's Tier 1 capital and other comprehensive revisions to regulatory capital rules, including the Basel III capital standards discussed further below. Provisions in the legislation that require revisions to the capital requirements of the Corporation and the Bank could require the Corporation and the Bank to seek other sources of capital in the future.

        The Dodd-Frank Act also expands the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009 and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%. The Dodd-Frank Act repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Dodd-Frank Act also provides for amendments to the Electronic Fund Transfer Act ("EFTA") which have resulted in rules limiting debit-card interchange fees and stringent requirements regarding remittance transfers to locations outside the United States. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Changes regarding remittance transfers to locations outside the United States may increase the costs associated with these services and discourage the provision of these services.

        Other significant provisions of the Dodd-Frank Act include:

  •
  Comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives activities in the institution itself;

  •
  Establishment of fiduciary duties for broker-dealers when providing investment advice to retail customers, which standard would be no less stringent than the standard currently applied to investment advisors;

  •
  Prohibitions on banking entities from engaging in most proprietary trading or from acquiring or retaining any equity, partnership or other ownership interest in, or sponsorship of, a private equity or hedge fund, subject to certain limited exceptions;

  •
  Mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; and

  •
  Corporate governance requirements regarding executive compensation and related disclosure that apply to all public companies, not just financial institutions.

        The increased regulatory burden on the financial services industry, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial services industry more generally.

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

Fair Lending Laws

        The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the OCC and CFPB. Fair Lending laws related to extensions of credit are included in The Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968 which prohibit discrimination in residential real estate and credit transactions based on race, color, national origin, sex, marital status, familial status, religion, age, physical ability, the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has exercised any right under the Consumer Credit Protection Act. Under the Fair Lending laws, lenders can also be liable for policies which have a disparate impact on, or result in disparate treatment of, a protected class of applicants or borrowers. Lenders are required to have a Fair Lending program that is of sufficient scope to monitor the inherent Fair Lending risk of the institution and that appropriately remediates any issues which are identified. Generally, regulatory agencies are required to refer fair lending violations to the Department of Justice for investigation. In December 2012, The Department of Justice and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. Failure of a financial institution to maintain and implement an adequate Fair Lending program, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Capital Adequacy and Prompt Corrective Action

        Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions that are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from zero percent for asset categories with low credit risk, such as cash and certain Treasury securities, to 100 percent for asset categories with relatively high credit risk, such as commercial loans. In total, these balances comprise the company's risk-weighted assets ("RWA") which are the basis for important regulatory capital ratios. Bank holding companies and national banks such as the Corporation and the Bank are currently required to maintain Tier 1 and Total capital equal to at least 4 percent and 8 percent, respectively, of their total RWA before they may be classified as "adequately capitalized." Banking organizations with Tier 1 and Total capital ratios above 6 percent and 10 percent, respectively, are eligible to be classified as "well capitalized" by the regulatory agencies. The risk-based capital rules reflect the credit-risk of the company's activities, not other risks such as interest rate, liquidity, business or operational risks.

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

        At December 31, 2012, the Corporation and the Bank each exceeded the required risk-based capital ratios for classification as "well capitalized" as well as the required minimum leverage ratios for the Bank. See "Management's Discussion and Analysis—Balance Sheet Analysis—Capital" of this report.

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution's treatment for purposes of the prompt corrective action provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

        The current U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord ("Basel I") of the Basel Committee on Banking Supervision ("BCBS"). The BCBS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.

        For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by BCBS, sometimes referred to as "Basel II." In July 2007, the U.S. bank regulators announced an agreement reflecting their then-current plan for implementing the most advanced approach under Basel II for the largest, most internationally active financial institutions. The agreement also provides that the regulators will propose rules permitting other financial institutions, such as the Corporation, to choose between the current method of calculating risked-based capital ("Basel I") and the "standardized" approach under Basel II. The standardized approach under Basel II would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but would also require an explicit capital charge for operational risk, which is not required by Basel I. In July 2008, the U.S. bank regulators proposed a new rule, which includes the previously mentioned methods to calculate risked-based capital, but for institutions using the "standardized" framework, modifies the method for determining the leverage ratio requirement. At this time, Basel II does not apply to either the Corporation or the Bank.

        In December 2010, the BCBS published the final version of the Capital Accord commonly referred to as Basel III. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The standards established in the Capital Accord will be implemented by the governing regulatory agencies of the participating nations. These standards must also be integrated with the safety and soundness standards required under the Dodd-Frank Act. In June 2012, United States banking regulators issued proposed standards combining Basel III and Dodd-Frank Act requirements. The proposed requirements will be phased in over several years, and will replace the previous regulatory model established under the Basel I Accord. Important elements of the Basel III standards include the following:

  •
  Increase minimum capital requirements;

  •
  Raise the quality of capital so banks are better able to absorb losses;

  •
  Implement a leverage ratio concept for international banks and U.S. bank holding companies;

  •
  Establish a specific capital conservation buffer; and

  •
  Provide a more uniform supervisory standard for U.S financial institution regulatory agencies.

        Basel III represents both an addition to, and a revision of, the approach of Basel II. As Basel III has not yet been finalized and implemented by the federal banking agencies, the Corporation cannot be certain as to how Basel III will impact the Corporation or the Bank, or how the requirements of the Dodd-Frank Act will be reconciled with those of Basel III.

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC, which insurance is funded through assessments on member banks such as the Bank. The Emergency Economic Stabilization Act of 2008 temporarily raised the maximum standard deposit insurance amount to $250,000. In October 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC fully insured all funds in non-interest-bearing transaction accounts until December 31, 2009, which was later extended to 2010 (the "Transaction Account Guarantee Program") and guaranteed certain senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and October 31, 2009 with the FDIC guarantee expiring December 31, 2012 (the "Debt Guarantee Program"). The Bank did not participate in the Debt Guarantee Program. The Bank did participate in the Transaction Account Guarantee Program until July 1, 2010. Thereafter, the Dodd-Frank Act Deposit Insurance Provision permanently increased the maximum deposit insurance amount from $100,000 to $250,000 effective December 31, 2010 and provided unlimited FDIC deposit insurance on non-interest bearing transactions accounts for all FDIC-insured banks effective from December 31, 2010, through December 31, 2012. The provision authorizing unlimited deposit insurance terminated on December 31, 2012, and was not extended. The expiration of the Program did not have a significant impact to the Company's deposit levels and the Company maintains significant readily available liquidity resources to fund any further outflows. While the Company has experienced deposit outflows since December 31, 2012, this is primarily attributed to seasonal cash flow variability of the Bank's clients.

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

        The Dodd-Frank Act expanded the base for FDIC insurance assessments, requiring that assessments be based on the average consolidated total assets less tangible equity capital of a financial institution. In 2011, the FDIC approved a final rule to implement the foregoing provision of the Dodd-Frank Act and to make other changes to the deposit insurance assessment system applicable to insured depository institutions with over $10 billion in assets, such as the Bank. Among other things, the final rule eliminates risk categories and the use of long-term debt issuer ratings in calculating risk-based assessments, and instead implements a scorecard method, combining CAMELS ratings and certain forward-looking financial measures to assess the risk an institution poses to the Deposit Insurance Fund. The final rule also revises the base assessment rate schedule for large institutions and highly complex institutions to provide assessments ranging from 2.5 to 45 basis points.

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, was 0.0066% for calendar year 2012 and have been set at 0.0064% for the first quarter of 2013. These assessments will continue until the FICO bonds mature in 2017.

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

Securities and Exchange Commission

        Pursuant to the Sarbanes-Oxley Act of 2002 ("SOX"), publicly-held companies such as the Corporation have significant requirements, particularly in the area of external audits, financial reporting and disclosure, conflicts of interest, and corporate governance. The Dodd-Frank Act has added additional corporate governance, executive compensation and disclosure requirements, including mandatory advisory votes on executive compensation, expanded disclosures for public companies soliciting proxies and additional stock exchange listing standards. The Company, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOX and implementing regulations issued by the SEC and the NYSE and will continue to do so with regard to the Dodd-Frank Act. The Company has emphasized best practices in corporate governance in compliance with SOX and will continue to do so in compliance with the Dodd-Frank Act.

        The SEC regulations applicable to the Company's investment advisers cover all aspects of the investment advisory business, including compliance requirements, limitations on fees, record-keeping, reporting and disclosure requirements and general anti-fraud prohibitions.

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 1, 2013, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	62	President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	89	Chairman of the Board, City National Corporation
Christopher J. Carey	58	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	58	Executive Vice President, City National Corporation and President, City National Bank since May 2005
Michael B. Cahill	59	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Legal and Compliance Division since 2005.
Brian Fitzmaurice	52	Executive Vice President and Chief Credit Officer, City National Bank since February 2006
Olga Tsokova	39

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

Factors That May Affect Future Results

        General business and economic conditions may significantly affect our earnings.    Our business and earnings are sensitive to general economic, political and industry conditions. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; rising inflation or interest rates; political unrest, acts of war, terrorism, natural disasters; or a combination of these or other factors. A political, economic or financial disruption in the United States or other countries or regions could adversely impact our business by increasing volatility in financial markets generally.

        The United States in recent years has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions remains reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve and these conditions could worsen. The resulting economic pressure on consumers and uncertainty regarding continuing economic improvement may result in further changes in consumer spending, borrowing and savings habits which could adversely affect our business, financial condition and results of operations. In addition, unresolved federal budget negotiations and the level of United States debt may have a destabilizing effect on financial markets. Europe and other global economies face continued economic stresses, including increasing debt levels, that could impact the capital markets generally, including the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies.

        Our financial performance is impacted by the business conditions in the markets where we operate and in the United States generally. The demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans is driven by economic conditions in the markets where our customers operate. Our business can be negatively affected by changes in the financial performance and/or condition of our borrowers, including through decreased loan utilization rates, increased delinquencies and defaults and changes to our customers' ability to meet certain credit obligations. Declines in real estate values in the markets in which we operate, including California, Nevada and New York, have impacted our results of operations. While there have been some signs of improvement, further declines in real estate values in the markets where we operate could lead to delinquencies and credit quality issues in our residential mortgage and home-equity loan portfolios which could have a negative effect on our results of operations. In addition, negative economic conditions coupled with elevated unemployment and reduced consumer spending could result in higher credit losses in our commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

        The Dodd-Frank Act and related legislation regarding the financial services industry may have a significant adverse effect on our operations.    The Dodd-Frank Act, which was signed into law on July 21, 2010, has had, and will continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        Many of the provisions of the Dodd-Frank Act, and related legislation and rulemaking, directly affect our business, including, but not limited to, the following:

  •
  Establishment of the Financial Stability Oversight Council ("FSOC") which is charged with identifying risks to financial stability that could arise from the material financial distress or failure, or ongoing activities, of nonbank financial companies. The FSOC may recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

  •
  Provisions requiring that all insured depository institutions and their holding companies be subject to the same generally applicable risk-based capital and leverage rules which led to the removal of trust preferred securities as a permitted component of a holding company's Tier 1 capital and other comprehensive revisions to regulatory capital rules, including the Basel III capital standards discussed further below;

  •
  Changes to the FDIC assessment for depository institutions with assets of $10 billion or more, such as the Bank, and increases to the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

  •
  Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

  •
  Establishment of the CFPB with broad authority to implement new consumer protection regulations and, for banking organizations with $10 billion or more in assets, to examine and enforce compliance with federal consumer laws;

  •
  Amendments to the EFTA which have resulted in rules limiting debit-card interchange fees and stringent requirements regarding remittance transfers to locations outside the United States; and

  •
  Establishment of mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

        Most provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known, including mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional regulatory capital and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

        Further significant changes in banking laws or regulations, the interpretation of those rules and regulations, and changes in federal monetary policy could materially affect our business.    In addition to the Dodd-Frank Act discussed above, the banking industry is subject to extensive federal and state regulation. The implementation of new laws or changes in existing laws, including changes in the interpretations of such laws and related rules and regulations by regulators, courts or others, could have a negative impact on our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations could also affect our business. For further discussion of the regulation of financial services, see "Supervision and Regulation" and the discussion under Item 1, Business, "Economic Conditions, Government Policies, Legislation and Regulation." We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

        Our business is also impacted by federal monetary policy, particularly as implemented through the Federal Reserve System. Federal monetary policy significantly affects our credit conditions, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing, and bank reserve requirements. Changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System could have a negative impact on our business and results of operations.

        We may be subject to more stringent capital requirements.    As discussed above, the Dodd-Frank Act creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital requirements as companies grow in size and complexity, requires that the OCC seek to make countercyclical its capital requirements for national banks and applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

        We are also subject to risk-based capital guidelines implemented by the U.S. federal bank regulatory agencies based on the 1988 capital accord of the BCBS, referred to as Basel I. For several years, the U.S. bank regulators have been preparing to implement a new framework for risk-based capital adequacy developed by BCBS, referred to as Basel II. In December 2010, the BCBS published the final version of the Capital Accord commonly referred to as Basel III. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The standards established in the Capital Accord will be implemented by the governing regulatory agencies of the participating nations. These standards must also be integrated with the safety and soundness standards required under the Dodd-Frank Act. In June 2012, United States banking regulators issued proposed standards combining Basel III and Dodd-Frank Act requirements. The proposed requirements will be phased in over several years, and will replace the previous regulatory model established under the Basel I Accord. Important elements of the Basel III standards include the following:

  •
  Increase minimum capital requirements;

  •
  Raise the quality of capital so banks are better able to absorb losses;

  •
  Implement a leverage ratio concept for international banks and U.S. bank holding companies;

  •
  Establish a specific capital conservation buffer; and

  •
  Provide a more uniform supervisory standard for U.S financial institution regulatory agencies.

        Basel III represents both an addition to, and a revision of, the approach of Basel II. As Basel III has not yet been finalized and implemented by the federal banking agencies, the Corporation cannot be certain as to how Basel III will impact the Corporation or the Bank, or how the requirements of the Dodd-Frank Act will be reconciled with those of Basel III. Stricter capital requirements and capital ratios could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition. See the section captioned "Capital Adequacy and Prompt Corrective Action" in Item 1. Business located elsewhere in this report for further discussion.

        Changes in interest rates affect our profitability.    We derive our income mainly from the difference or "spread" between the interest we earn on loans, securities, and other interest-earning assets, and interest we pay on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession, and unemployment. In general, the greater this spread, the more we earn. When market rates of interest change, the interest we earn on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. Although we actively manage our asset and liability positions, we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" would work against us, and our earnings may be negatively affected. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth. Changes in inflation, interest rates and market liquidity may also impact our margins and funding sources.

        Our results of operations could be adversely affected if we were to suffer higher than expected losses on our loans due to a slow economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may not prevent unexpected losses that could adversely affect our results. The Company continually monitors changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economic conditions in the markets in which we operate. Continuing weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in the Company's market declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses. See the section captioned "Loan and Lease Portfolio" and "Asset Quality" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan and lease losses.

        We may experience further impairments of loans covered under loss-sharing agreements with the FDIC that could negatively impact our earnings.    Covered loans consist of acquired loans that are covered under loss-sharing agreements with the FDIC. The Company updates its cash flow projections for covered loans on a quarterly basis. If the expected cash flows decrease due to an anticipated deterioration of performance of covered loans and/or the timing of cash flows and credit losses, a provision expense and an allowance for loan losses could be recognized. To the extent that incorrect assumptions in the value of the covered loans result in greater than anticipated losses in the covered loan portfolio exceeding the losses covered by the loss-sharing agreements with the FDIC, it could have a negative effect on our results of operations.

        Disruptions to our information systems and security breaches could adversely affect our business and reputation.    In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth defense approach that leverages people, processes and technology to manage and maintain cyber security controls. We have an experienced team of Information Security professionals, the latest automated tools, and Board-approved policies, to secure our digital environment. We employ a variety of preventative and detective tools to monitor, block, and alert on any suspicious activity, as well as to report on any suspected advanced persistent threats. We have not experienced any significant compromises due to cyber security attacks. To date there have been no security breaches of our systems, no virus outbreaks, no compromise of data, and no material financial losses related to cyber attacks. Although rogue viruses on occasion do penetrate the external automated tools, they have been caught timely by internal filters. The historical impact of such attacks on our operations, expenses and risks has been very low, with no incidents experienced in recent years that pose any significant risks to the integrity of confidential company or client information. Although to date we have not experienced material financial losses related to these risks, there can be no assurance that we will not suffer such losses in the future. Any such losses can adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption. Cyber security risks may also occur with our third party technology service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our clients.

        A portion of the income generated by our wealth management division and asset management affiliates is subject to market valuation risks.    A substantial portion of trust and investment fee income is based on equity, fixed income and other market valuations. As a result, volatility in these markets can positively or negatively impact noninterest income. In addition, because of the low interest rate environment, the off-balance sheet money market funds managed by our wealth management business may be at a greater risk of being moved by our clients to another company or to the Bank's on-balance sheet money market funds. As a result, this may have an unfavorable impact on our earnings.

        We may experience write-downs of our financial instruments and other losses related to volatile and illiquid market conditions.    Market volatility, illiquid market conditions and disruptions in the credit markets have made it difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write-downs in the value of our securities portfolio, which may have an adverse impact on our results of operations in future periods.

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

        Increased competition from financial services companies and other companies that offer banking and wealth management services could negatively impact our business.    Increased competition in our markets may result in lower loan levels, a reduction in deposits and/or assets under management, increased costs and may limit our ability to increase market share. Many competitors offer the banking services and wealth management services that we offer in our service area. These competitors, both domestic and foreign, include national, regional, and community banks. A substantial and permanent loss of either client accounts or assets under management at our wealth management affiliates or our wealth management division could have a negative impact on our results of operations. We also face intense competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, private equity funds, mortgage banks, and other financial intermediaries. Banks, trust companies, investment advisors, mutual fund companies, multi-family offices and insurance companies compete with us for trust and asset management business. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks.

        We also face intense competition for talent. Our success depends, in large part, on our ability to hire and retain key people. Competition for the best people in most businesses in which we engage can be intense. If we are unable to attract, retain and motivate talented people, our business could suffer. The Dodd-Frank Act includes mandates requiring the Federal Reserve to establish compensation guidelines covering regulated financial institutions. Restrictions on executive compensation could have an adverse effect on our ability to hire or retain our talent.

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

        Changes in accounting standards or tax legislation could have a negative impact on our business.    Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws that could affect our corporate taxes. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

        Businesses we acquire may not perform as expected which could have a negative impact on our business and results of operations.    We have in the past and may in the future seek to grow our business by acquiring other businesses. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. Integration of an acquired business can be complex and costly. If the businesses we acquire do not perform as expected or we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected. We also expand our operations through de novo branching efforts. If our de novo branching efforts are not successful in driving new business, it could increase our operation costs and have a negative impact on our business.

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

        Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.    Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our borrowers, the value of collateral, depositors, other customers, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. For example, a significant earthquake could impact us directly by disrupting our business operations or could lead to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

Item 1B—Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2012 fiscal year and that remain unresolved.

Item 2.    Properties

        The Bank leases approximately 410,000 rentable square feet of commercial office space in downtown Los Angeles in the office tower located at 555 S. Flower Street ("City National Plaza"). City National Plaza serves as both the Corporation's and the Bank's headquarters. In addition, City National Plaza houses the Company's Downtown Los Angeles Regional Center, offering extensive private and business banking and wealth management capabilities.

        As of December 31, 2012, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in North Las Vegas and Minden, Nevada. In addition to the properties owned, the Company maintained operations in 108 other locations, comprised of 73 banking offices and 35 other offices as of December 31, 2012. Other offices include locations that provide wealth management, leasing and general operations support.

        The non-owned banking offices and other properties are leased by the Company. Total annual net rental payments (exclusive of operating charges and real property taxes) are approximately $39 million, with lease expiration dates for office facilities ranging from 2013 to 2039, exclusive of renewal options.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2012, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Corporation's common stock is listed and traded principally on the NYSE under the symbol "CYN." Information concerning the range of high and low sales prices for the Corporation's common stock, and the dividends declared, for each quarterly period within the past two fiscal years is set forth below.

        On November 15, 2012, the Corporation's Board of Directors declared an accelerated quarterly cash dividend of $0.25 per common share and a special cash dividend of $0.25 per common share. The accelerated and special dividends were payable on December 18, 2012, in addition to the regular $0.25 per common share dividend declared on October 18, 2012 and paid on November 21, 2012. The accelerated quarterly cash dividend represents the dividend that the Corporation would have otherwise declared during the first quarter of 2013.

Quarter Ended	High	Low	Dividends Declared
2012
March 31	$54.44	$45.39	$0.25
June 30	54.63	46.39	0.25
September 30	54.48	48.20	0.25
December 31	52.60	47.27	0.75	(1)
2011
March 31	$62.90	$55.65	$0.20
June 30	58.75	52.02	0.20
September 30	55.54	37.76	0.20
December 31	45.10	36.01	0.20

(1)
On November 15, 2012, the Corporation's Board of Directors declared an accelerated quarterly cash dividend of $0.25 per common share and a special cash dividend of $0.25 per common share. The accelerated and special dividends were payable on December 18, 2012, in addition to the regular $0.25 per common share dividend declared on October 18, 2012 and paid on November 21, 2012. The accelerated quarterly cash dividend represents the dividend that the Corporation would have otherwise declared during the first quarter of 2013.

        As of January 31, 2013, the closing price of the Corporation's stock was $52.96 per share. As of that date, there were 1,607 holders of record of the Corporation's common stock.

        For a discussion of dividend restrictions on the Corporation's common stock, see the Dividends and Other Transfers of Funds section of Part I and Note 13 of the Notes to Consolidated Financial Statements.

        On January 24, 2008, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan in the fourth quarter of the year ended December 31, 2012. As of December 31, 2012, there were 1,140,400 shares remaining to be purchased.

        The information required by this item regarding purchases by the Company during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to

Section 12 of the Exchange Act appears under Note 12 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information required by this item appears on page 40 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 41 through 105, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 69 through 74, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 105 under the captions "2012 Quarterly Operating Results" and "2011 Quarterly Operating Results," and on page A-4 through A-90 and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

Changes in Internal Controls

        There was no change in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2013 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2013 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2012 and 2011	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2012	A-5
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012	A-6
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012	A-7
	Consolidated Statements of Changes in Equity for each of the years in the three-year period ended December 31, 2012	A-8
	Notes to Consolidated Financial Statements	A-9
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009 (File No. 001-10521).
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521)
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Filed herewith.
3.3	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008 (File No. 001-10521).

3.5	Certificate of Designations for 5.50% Non-Cumulative Perpetual Preferred Stock, Series C.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 13, 2012 (File No. 001-10521).
3.6	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 18, 2012 (File No. 001-10521).
4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
4.2
	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
4.3
	Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010 (File No. 001-10521).
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-10521).
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-10521).

10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-10521).
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.9*	Eighth Amendment to Employment Agreement dated as of February 13, 2012 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.10*	Ninth Amendment to Employment Agreement dated as of January 28, 2013 by and between Bram Goldsmith, Registrant and City National Bank.	Filed herewith.
10.11*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.12*	Amendment to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated March 14, 2012.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 001-10521).
10.13*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).

10.14*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.15*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.16*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.17*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.18*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.19*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.20*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.21*	City National Corporation 2011 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011 (File No. 001-10521).
10.22*	Amended and Restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on May 9, 2012 (File No. 001-10521).

10.23*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.24*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.25*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.26*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.27*	Amendment Number 1 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.28*	Amendment Number 2 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.29*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.30*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.31*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).

10.32*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.33*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.34*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.35*	Amendment No. 1 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.36*	Amendment No. 2 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.37*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.38*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.39*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.40*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

10.41*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.42*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.43*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.44*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.45*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.46*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.47*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.48*
	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.49*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).

10.50*	Form of Restricted Stock Unit Award Agreement under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.51*	Form of Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.52*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.53*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.54*	Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.55*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.56*	Form of Performance Unit Award Agreement Addendum Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.57*	Summary—Brian Fitzmaurice.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.58	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 28, 2013	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	President/Chief Executive Officer/Director	February 28, 2013
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 28, 2013
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 28, 2013
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman of the Board/Director	February 28, 2013
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	February 28, 2013
/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 28, 2013

Signature	Title	Date

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 28, 2013
/s/ ASHOK ISRANI Ashok Israni	Director	February 28, 2013
/s/ RONALD L. OLSON Ronald L. Olson	Director	February 28, 2013
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 28, 2013
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 28, 2013
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	February 28, 2013
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	February 28, 2013

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the Company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) volatility in the municipal bond market; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company's ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company's markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company's borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers' ability to meet certain credit obligations, changes in customers' suppliers, and other counterparties' performance and creditworthiness; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company's investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company's markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (21) the impact of cyber security attacks or other disruptions to the Company's information systems and any resulting compromise of data or disruptions in service; and (22) the success of the Company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

 CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)	2012	2011	Percent change
FOR THE YEAR
Net income available to common shareholders	$208,049	$172,421	21%
Net income per common share, basic	3.85	3.24	19
Net income per common share, diluted	3.83	3.21	19
Dividends per common share	1.50	0.80	88
AT YEAR END
Assets	$28,618,492	$23,666,291	21
Securities	10,719,451	8,101,556	32
Loans and leases, excluding covered loans	14,818,295	12,309,385	20
Covered loans (1)	1,031,004	1,481,854	(30)
Deposits	23,502,355	20,387,582	15
Common shareholders' equity	2,335,398	2,144,849	9
Total equity	2,505,318	2,144,849	17
Book value per common share	43.89	40.86	7
AVERAGE BALANCES
Assets	$25,236,172	$22,527,750	12
Securities	8,495,746	6,634,547	28
Loans and leases, excluding covered loans	13,285,220	11,698,388	14
Covered loans (1)	1,268,513	1,699,182	(25)
Deposits	21,628,868	19,305,703	12
Common shareholders' equity	2,260,740	2,058,269	10
Total equity	2,283,489	2,076,721	10
SELECTED RATIOS
Return on average assets	0.82%	0.77%	6
Return on average common shareholders' equity	9.20	8.38	10
Corporation's tier 1 leverage	6.60	6.77	(3)
Corporation's tier 1 risk-based capital	9.41	10.26	(8)
Corporation's total risk-based capital	12.52	12.83	(2)
Period-end common shareholders' equity to period-end assets	8.16	9.06	(10)
Period-end equity to period-end assets	8.75	9.06	(3)
Dividend payout ratio, per common share	38.96	24.64	58
Net interest margin	3.61	3.79	(5)
Expense to revenue ratio (2)	65.29	65.53	(0)
ASSET QUALITY RATIOS (3)
Nonaccrual loans to total loans and leases	0.67%	0.91%	(26)
Nonaccrual loans and OREO to total loans and leases and OREO	0.81	1.16	(30)
Allowance for loan and lease losses to total loans and leases	1.88	2.13	(12)
Allowance for loan and lease losses to nonaccrual loans	278.48	234.37	19
Net recoveries (charge-offs) to average total loans and leases	0.05	(0.05)	NM
AT YEAR END
Assets under management (4)	$38,239,781	$31,326,318	22
Assets under management or administration (4)(5)	56,680,318	46,490,341	22

NM—Not
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

(4)
Excludes $21.69 billion and $15.95 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2012 and December 31, 2011, respectively.

(5)
Assets under administration have been revised to exclude the Company's investments that were held in custody and serviced by the Company's wealth management business. Prior period balances have been reclassified to conform to current period presentation.

 SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts) (1)	2012	2011	2010	2009	2008
Statement of Income Data:
Interest income	$886,551	$843,090	$830,196	$709,077	$784,688
Interest expense	55,715	70,100	99,871	85,024	184,792

Net interest income	830,836	772,990	730,325	624,053	599,896
Provision for credit losses on loans and leases, excluding covered loans	10,000	12,500	103,000	285,000	127,000
Provision for losses on covered loans	45,346	43,646	76,218	—	—
Noninterest income	357,603	341,867	361,375	292,197	266,984
Noninterest expense	825,138	805,095	751,330	581,087	587,763

Income before taxes	307,955	253,616	161,152	50,163	152,117
Income taxes	98,822	77,561	26,055	(1,886)	41,783

Net income	$209,133	$176,055	$135,097	$52,049	$110,334
Less: Net income attributable to noncontrolling interest	1,084	3,634	3,920	710	5,378

Net income attributable to City National Corporation	$208,049	$172,421	$131,177	$51,339	$104,956
Less: Dividends and accretion on preferred stock	—	—	5,702	25,903	2,445

Net income available to common shareholders	$208,049	$172,421	$125,475	$25,436	$102,511

Per Common Share Data:
Net income per common share, basic	3.85	3.24	2.38	0.50	2.12
Net income per common share, diluted	3.83	3.21	2.36	0.50	2.11
Dividends per common share	1.50	0.80	0.40	0.55	1.92
Book value per common share	43.89	40.86	37.51	34.74	33.52
Weighted average common shares outstanding, basic	53,211	52,439	51,992	50,272	47,930
Weighted average common shares outstanding, diluted	53,475	52,849	52,455	50,421	48,196
Balance Sheet Data—At Period End:
Assets	$28,618,492	$23,666,291	$21,353,118	$21,078,757	$16,455,515
Securities	10,719,451	8,101,556	5,976,072	4,461,060	2,440,468
Loans and leases, excluding covered loans	14,818,295	12,309,385	11,386,628	12,146,908	12,444,259
Covered loans (2)	1,031,004	1,481,854	1,857,522	1,851,821	—
Interest-earning assets	26,937,396	22,090,781	19,667,137	19,055,189	15,104,199
Core deposits	22,937,859	19,727,968	17,294,342	15,728,847	11,210,091
Deposits	23,502,355	20,387,582	18,176,862	17,379,448	12,652,124
Common shareholders' equity	2,335,398	2,144,849	1,959,579	1,790,275	1,614,904
Total equity	2,505,318	2,144,849	1,984,718	2,012,764	2,030,434
Balance Sheet Data—Average Balances:
Assets	$25,236,172	$22,527,750	$21,156,661	$17,711,495	$16,028,821
Securities	8,495,746	6,634,547	4,677,306	3,327,235	2,398,285
Loans and leases, excluding covered loans	13,285,220	11,698,388	11,576,380	12,296,619	12,088,715
Covered loans (2)	1,268,513	1,699,182	1,940,316	66,470	—
Interest-earning assets	23,564,106	20,842,016	19,269,707	16,315,487	14,670,167
Core deposits	20,937,260	18,512,261	16,757,396	13,048,724	10,600,180
Deposits	21,628,868	19,305,703	17,868,392	14,351,898	11,899,642
Common shareholders' equity	2,260,740	2,058,269	1,902,846	1,745,101	1,636,597
Total equity	2,283,489	2,076,721	1,961,109	2,160,922	1,706,092
Asset Quality:
Nonaccrual loans, excluding covered nonaccrual loans	$99,787	$112,026	$190,923	$388,707	$211,142
Covered nonaccrual loans	—	422	2,557	—	—
OREO, excluding covered OREO	21,027	30,790	57,317	53,308	11,388
Covered OREO	58,276	98,550	120,866	60,558	—

Total nonaccrual loans and OREO	$179,090	$241,788	$371,663	$502,573	$222,530

Performance Ratios:
Return on average assets	0.82%	0.77%	0.62%	0.29%	0.65%
Return on average common shareholders' equity	9.20	8.38	6.59	1.46	6.26
Net interest spread	3.30	3.47	3.45	3.41	3.27
Net interest margin	3.61	3.79	3.86	3.91	4.20
Period-end common shareholders' equity to period-end assets	8.16	9.06	9.18	8.49	9.81
Period-end equity to period-end assets	8.75	9.06	9.29	9.55	12.34
Dividend payout ratio, per common share	38.96	24.64	16.75	107.80	90.61
Expense to revenue ratio	65.29	65.53	62.45	61.70	66.80
Asset Quality Ratios (3):
Nonaccrual loans to total loans and leases	0.67%	0.91%	1.68%	3.20%	1.70%
Nonaccrual loans and OREO to total loans and leases and OREO	0.81	1.16	2.17	3.62	1.79
Allowance for loan and lease losses to total loans and leases	1.88	2.13	2.26	2.38	1.80
Allowance for loan and lease losses to nonaccrual loans	278.48	234.37	134.61	74.22	106.11
Net recoveries (charge-offs) to average total loans and leases	0.05	(0.05)	(1.13)	(1.84)	(0.57)

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the FDIC.

(3)
Excludes covered assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation (the "Corporation"), through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest independent commercial bank headquartered in Los Angeles. For 59 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its CRA commitment. Through the Company's asset management subsidiaries and Wealth Management Services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plan administration; and 3) estate and financial planning and custodial services. The Company also advises and markets mutual funds under the name of CNI Charter Funds and Rochdale Investment Trust.

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," on page 38 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets have grown by 36 percent and total loans, excluding loans covered by loss-sharing agreements with the FDIC, were up 22 percent. Deposit balances grew 35 percent for the same period.

        On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank ("NCB"), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank acquired most of NCB's assets, including loans with a fair value of $56.4 million, and assumed deposits with a fair value of $118.4 million. In connection with the acquisition, the Company entered into a loss-sharing agreement with the FDIC with respect to acquired loans and OREO.

        On April 30, 2012, the Company acquired First American Equipment Finance ("FAEF"), a privately owned equipment leasing company, in an all-cash transaction. Headquartered in Rochester, New York, FAEF leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. FAEF operates as a wholly owned subsidiary of the Bank. Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $343.0 million in assets and assumed $325.0 million in liabilities. The Company acquired lease receivables with a fair value of $318.3 million and assumed borrowings and nonrecourse debt with a fair value of $320.9 million.

        On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, "Rochdale"), a New York City-based investment firm with approximately $4.89 billion of assets under management at the date of acquisition. Rochdale manages assets for affluent and high-net-worth clients and their financial advisors across the nation, and operates as a wholly owned subsidiary of the Bank.

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles. The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified 11 policies as critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company's estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

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

        The Company records securities available-for-sale, trading securities, derivative contracts, certain contingent liabilities and redeemable noncontrolling interest at fair value on a recurring basis. Certain assets such as impaired loans, OREO, securities held-to-maturity, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities Available-for-Sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include municipal auction rate securities and certain collateralized debt obligation instruments for which the market has become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

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

        Contingent Liabilities—Contingent liabilities include contingent consideration obligations from business combinations that are settled in cash and FDIC clawback liabilities associated with FDIC-assisted acquisitions. Contingent consideration represents additional purchase price consideration to be transferred to the former shareholders of an acquired entity if certain future events or conditions are met. These contingencies are generally based on earnings or revenue growth targets contained in the acquisition agreement. FDIC clawback liabilities represent estimated payments by the Company to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. Contingent consideration and FDIC clawback liabilities are recorded at fair value based on the circumstances that exist as of the acquisition date and are remeasured to fair value at each reporting date until the contingency is resolved. The Company's contingent liabilities are valued using the discounted cash flow method based on the terms specified in the acquisition or loss-sharing agreements and the following unobservable inputs, as applicable: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) management's forecast of a range of possible performance outcomes, including revenue growth and margin, (3) management's estimate of the probability of each possible outcome, and (4) prepayment assumptions. Contingent liabilities are classified in Level 3 of the fair value hierarchy.

        Redeemable Noncontrolling Interest—Redeemable noncontrolling interest is comprised of noncontrolling ownership interests in the Corporation's investment management and wealth advisory affiliates. Redeemable noncontrolling interest is valued based on a combination of factors, including, but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment track products or performance, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Redeemable noncontrolling interest is classified in Level 3 of the fair value hierarchy.

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

Acquired Impaired Loans

        Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. In accordance with ASC 310-30, the Company assembles loans into pools based on common risk characteristics. The Company believes that the primary drivers of risk in its acquired loan portfolio are loan program and purpose, and has assembled its loan pools based on these risk characteristics. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, the level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

        A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

        The allowance for loan and lease losses is decreased by the amount of charge-offs and increased by the amount of recoveries. Generally, commercial, commercial real estate and real estate construction loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral or if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged-off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

        Allowance for Losses on Covered Loans—The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.

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

Goodwill and Other Intangible Assets

        Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. The first step of the impairment evaluation process involves an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, industry and market conditions and trends, the Company's financial performance and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that impairment exists, no further testing is performed. If there is an indication that impairment exists, a quantitative test is performed to determine whether the fair value of each reporting unit, including goodwill, is less than the carrying amount of the reporting unit. If so, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

        Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is based either on deposit premiums paid in recent deposit sale transactions, if relevant market data is available, or is based on discounted estimated future cash flows associated with the acquired deposits. The fair value of client advisory and other client service contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

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

Share-based Compensation Plans

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. This cost is recognized in the consolidated statements of income over the vesting period of the award. The fair value of a stock option award is estimated using a Black-Scholes option valuation model. Restricted stock and restricted stock unit awards are valued at the closing price of the Company's stock on the date of the grant. Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of the grant and subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement.

Income Taxes

        The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered more likely than not to be realized, a valuation allowance is established.

        Accrued income taxes represent the estimated amounts due to or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

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

        On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or cash flow hedge. For a fair value hedge, the change in the fair value of the derivative instrument is recognized in current earnings, on the same line in the consolidated statements of income as the changes in fair value of the related hedged item. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in Accumulated other comprehensive income

(loss) ("AOCI"). Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other noninterest income in the consolidated statements of income. Amounts within AOCI are reclassified into earnings on the same line in the consolidated statements of income as the hedged item, i.e., included in interest income on loans and leases. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

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

        The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value on the consolidated balance sheets, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings. When it is determined that a cash flow hedge no longer qualifies as an effective hedge, future changes

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts.

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

RECENT DEVELOPMENTS

        On November 13, 2012, the Company issued 7,000,000 depositary shares, each representing a 1/40th interest in a share of 5.50% Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million.

2012 HIGHLIGHTS

  •
  Consolidated net income attributable to City National Corporation ("CNC") was $208.0 million, or $3.83 per diluted common share in 2012, up 21 percent from $172.4 million, or $3.21 per diluted common share, in 2011. The growth in net income was attributable to higher interest income from loans and securities, lower interest expense on deposits and the acquisitions of Rochdale and FAEF.

  •
  Revenue, which consists of net interest income and noninterest income, was $1.19 billion, an increase of 7 percent from $1.11 billion in 2011.

  •
  Fully taxable-equivalent net interest income, including dividend income, amounted to $850.7 million in 2012, up 8 percent from $790.3 million in 2011.

  •
  Net interest margin was 3.61 percent in 2012, compared with 3.79 percent in 2011.

  •
  Noninterest income was $357.6 million for 2012, up 5 percent from $341.9 million for 2011, due primarily to the acquisition of Rochdale and FAEF and net gains from private equity and other alternative investments.

  •
  Noninterest expense for 2012 was $825.1 million, up 2 percent from $805.1 million in 2011, largely due to the acquisitions of Rochdale and FAEF. The results for 2012 also included $4.7 million in legal expenses related to the resolution of a legal claim.

  •
  The effective tax rate for 2012 was 32.1 percent compared to 30.6 percent in the prior year.

  •
  Total assets were $28.62 billion at December 31, 2012, up 21 percent from $23.67 billion at the end of 2011. Total average assets increased 12 percent to $25.24 billion for 2012 from $22.53 billion for 2011.

  •
  Loans and leases, excluding covered loans, grew 20 percent from $12.31 billion as of 2011 to $14.82 billion as of 2012. Average loans for 2012, on the same basis, were $13.29 billion, up 14 percent from $11.70 billion in 2011. These results reflect strong loan growth across all business segments, with over two-thirds coming from commercial lending.

  •
  Excluding covered loans, results for 2012 included a $10.0 million provision for loan and lease losses, down from $12.5 million in 2011. The allowance for losses on non-covered loans and leases was $277.9 million at December 31, 2012 compared with $262.6 million at December 31, 2011. The Company remains adequately reserved at 1.88 percent of total loans and leases, excluding covered loans, at December 31, 2012, compared with 2.13 percent at December 31, 2011.

  •
  In 2012, net loan recoveries totaled $7.1 million, or 0.05 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net charge-offs of $5.4 million, or 0.05 percent in 2011. Nonaccrual loans, excluding covered loans, totaled $99.8 million at December 31, 2012, down from $112.0 million at December 31, 2011. At December 31, 2012, nonperforming assets, excluding covered assets, were $120.8 million, down from $142.8 million at December 31, 2011.

  •
  Average securities for 2012 totaled $8.50 billion, up 28 percent from 2011 due to strong deposit growth.

  •
  Period-end deposits at December 31, 2012 were $23.50 billion, up 15 percent from $20.39 billion for 2011. Average deposits grew to $21.63 billion for 2012, a 12 percent increase from $19.31 billion in 2011. Average core deposits, which equal 97 percent of total deposit balances in 2012, were up 13 percent from 2011.

  •
  The ratio of Tier 1 common shareholders' equity to risk-based assets was 8.5 percent at December 31, 2012 compared to 10.2 percent as of December 31, 2011. The change from the year-earlier period is a reflection of asset growth and acquisitions. Refer to the "Capital" section of Management's Discussion and Analysis for further discussion of this non-GAAP measure.

  •
  The Company announced on November 15, 2012, that its Board of Directors had declared an accelerated quarterly common stock cash dividend of $0.25 per share and a special common stock cash dividend of $0.25 per share. The quarterly and special dividends were payable on December 18, 2012 to shareholders of record on December 3, 2012.

OUTLOOK

        Given particularly strong growth in net income in 2012, the Company's management expects net income to grow very modestly in 2013. Nonetheless, loan and deposit balances are expected to increase, and credit quality should remain strong, though rising loan balances may require a somewhat higher loan-loss provision. Low interest rates and a very flat yield curve will continue to put pressure on the Company's net interest margin. This outlook reflects management's expectations for the continuation of moderate economic growth throughout 2013.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2012			Year Ended 2011
(in thousands, except per share amounts) (1)		Amount	%		Amount	%	2010	2009	2008
Interest income (2)	$903,278	$45,678	5	$857,600	$17,027	2	$840,573	$720,195	$796,879
Interest expense	55,715	(14,385)	(21)	70,100	(29,771)	(30)	99,871	85,024	184,792

Net interest income	847,563	60,063	8	787,500	46,798	6	740,702	635,171	612,087
Provision for credit losses on loans and leases, excluding covered loans	10,000	(2,500)	(20)	12,500	(90,500)	(88)	103,000	285,000	127,000
Provision for losses on covered loans	45,346	1,700	4	43,646	(32,572)	(43)	76,218	—	—
Noninterest income	357,603	15,736	5	341,867	(19,508)	(5)	361,375	292,197	266,984
Noninterest expense:
Staff expense	479,302	30,600	7	448,702	38,879	9	409,823	320,276	354,513
Other expense	345,836	(10,557)	(3)	356,393	14,886	4	341,507	260,811	233,250

Total	825,138	20,043	2	805,095	53,765	7	751,330	581,087	587,763
Income before income taxes	324,682	56,556	21	268,126	96,597	56	171,529	61,281	164,308
Income taxes	98,822	21,261	27	77,561	51,506	198	26,055	(1,886)	41,783
Less: Adjustments (2)	16,727	2,217	15	14,510	4,133	40	10,377	11,118	12,191

Net income	$209,133	$33,078	19	$176,055	$40,958	30	$135,097	$52,049	$110,334

Less: Net income attributable to noncontrolling interest	1,084	(2,550)	(70)	3,634	(286)	(7)	3,920	710	5,378

Net income attributable to City National Corporation	$208,049	$35,628	21	$172,421	$41,244	31	$131,177	$51,339	$104,956

Less: Dividends and accretion on preferred stock	—	—	NM	—	(5,702)	(100)	5,702	25,903	2,445

Net income available to common shareholders	$208,049	$35,628	21	$172,421	$46,946	37	$125,475	$25,436	$102,511

Net income per common share, diluted	$3.83	$0.62	19	$3.21	$0.85	36	$2.36	$0.50	$2.11

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

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2012			2011
(in thousands) (1)	Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate
Assets
Interest-earning assets
Loans and leases
Commercial	$5,923,271	$236,346	3.99%	$4,818,081	$198,225	4.11%
Commercial real estate mortgages	2,375,389	108,618	4.57	1,962,740	106,076	5.40
Residential mortgages	3,846,823	160,422	4.17	3,670,996	172,714	4.70
Real estate construction	281,309	14,435	5.13	379,136	18,335	4.84
Equity lines of credit	725,077	25,632	3.54	731,425	26,142	3.57
Installment	133,351	6,086	4.56	136,010	6,631	4.88

Total loans and leases, excluding covered loans (3)	13,285,220	551,539	4.15	11,698,388	528,123	4.51
Covered loans	1,268,513	164,537	12.97	1,699,182	161,064	9.48

Total loans and leases	14,553,733	716,076	4.92	13,397,570	689,187	5.14
Due from banks—interest-bearing	287,476	721	0.25	523,429	1,504	0.29
Federal funds sold and securities purchased under resale agreements	112,158	318	0.28	154,395	422	0.27
Securities	8,495,746	186,163	2.19	6,634,547	166,487	2.51
Other interest-earning assets	114,993	3,096	2.69	132,075	2,757	2.09

Total interest-earning assets	23,564,106	906,374	3.85	20,842,016	860,357	4.13

Allowance for loan and lease losses	(325,605)			(333,312)
Cash and due from banks	176,443			196,864
Other non-earning assets	1,821,228			1,822,182

Total assets	$25,236,172			$22,527,750

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$1,980,590	$1,883	0.10	$1,767,775	$2,755	0.16
Money market accounts	5,904,484	7,432	0.13	6,626,365	23,278	0.35
Savings deposits	368,319	503	0.14	325,882	911	0.28
Time deposits—under $100,000	225,081	1,082	0.48	293,545	1,513	0.52
Time deposits—$100,000 and over	691,608	3,142	0.45	793,442	5,228	0.66

Total interest-bearing deposits	9,170,082	14,042	0.15	9,807,009	33,685	0.34
Federal funds purchased and securities sold under repurchase agreements	52,051	46	0.09	3,145	2	0.07
Other borrowings	833,757	41,627	4.99	803,948	36,413	4.53

Total interest-bearing liabilities	10,055,890	55,715	0.55	10,614,102	70,100	0.66

Noninterest-bearing deposits	12,458,786			9,498,694
Other liabilities	438,007			338,233
Total equity	2,283,489			2,076,721

Total liabilities and equity	$25,236,172			$22,527,750

Net interest spread			3.30%			3.47%
Fully taxable-equivalent net interest and dividend income		$850,659			$790,257

Net interest margin			3.61%			3.79%

Less: Dividend income included in other income		3,096			2,757

Fully taxable-equivalent net interest income		$847,563			$787,500

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Net interest income is presented on a fully taxable-equivalent basis.

(3)
Includes average nonaccrual loans of $107,363, $145,825, $278,705, $351,215 and $128,296 for 2012, 2011, 2010, 2009 and 2008, respectively.

(4)
Loan income includes loan fees of $25,907, $18,740, $20,555, $18,381 and $17,008 for 2012, 2011, 2010, 2009 and 2008, respectively.

Net Interest Income Summary

2010			2009			2008
Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate

$4,390,834	$194,568	4.43%	$4,701,386	$199,647	4.25%	$4,662,641	$252,911	5.42%
2,059,680	114,542	5.56	2,171,353	121,515	5.60	2,057,459	134,511	6.54
3,553,347	186,526	5.25	3,481,227	192,774	5.54	3,293,166	184,818	5.61
660,603	26,132	3.96	1,094,332	37,154	3.40	1,406,181	76,039	5.41
742,862	26,567	3.58	674,459	23,417	3.47	503,428	22,340	4.44
169,054	8,775	5.19	173,862	8,842	5.09	165,840	9,841	5.93

11,576,380	557,110	4.81	12,296,619	583,349	4.74	12,088,715	680,460	5.63
1,940,316	138,451	7.14	66,470	4,052	6.10	—	—	0.00

13,516,696	695,561	5.15	12,363,089	587,401	4.75	12,088,715	680,460	5.63
678,929	1,890	0.28	361,571	1,486	0.41	96,872	1,896	1.96
249,381	634	0.25	186,123	264	0.14	10,037	161	1.61
4,677,306	142,488	3.05	3,327,235	131,044	3.94	2,398,285	114,362	4.77
147,395	2,787	1.89	77,469	2,743	3.54	76,258	4,297	5.63

19,269,707	843,360	4.38	16,315,487	722,938	4.43	14,670,167	801,176	5.46

(315,228)			(254,610)			(178,587)
237,853			320,010			370,468
1,964,329			1,330,608			1,166,773

$21,156,661			$17,711,495			$16,028,821

$1,998,990	$4,308	0.22	$1,540,496	$3,980	0.26	$851,029	$5,688	0.67
5,911,058	31,591	0.53	4,084,090	32,068	0.79	3,760,516	72,212	1.92
317,263	1,508	0.48	239,441	1,590	0.66	137,779	556	0.40
430,557	2,448	0.57	239,680	3,222	1.34	220,259	6,695	3.04
1,110,996	9,175	0.83	1,303,174	19,569	1.50	1,299,462	37,840	2.91

9,768,864	49,030	0.50	7,406,881	60,429	0.82	6,269,045	122,991	1.96

163,309	5,292	3.24	414,672	8,292	2.00	1,098,731	27,591	2.51
846,513	45,549	5.38	542,521	16,303	3.01	1,068,491	34,210	3.20

10,778,686	99,871	0.93	8,364,074	85,024	1.02	8,436,267	184,792	2.19

8,099,528			6,945,017			5,630,597
317,338			241,482			255,865
1,961,109			2,160,922			1,706,092

$21,156,661			$17,711,495			$16,028,821

		3.45%			3.41%			3.27%
	$743,489			$637,914			$616,384

		3.86%			3.91%			4.20%

	2,787			2,743			4,297

	$740,702			$635,171			$612,087

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between 2012 and 2011, as well as between 2011 and 2010. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	2012 vs 2011			2011 vs 2010
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands) (1)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (2)	$57,754	$(30,865)	$26,889	$(6,129)	$(245)	$(6,374)
Securities	42,627	(22,951)	19,676	52,230	(28,231)	23,999
Due from banks—interest-bearing	(610)	(173)	(783)	(445)	59	(386)
Federal funds sold and securities purchased under resale agreements	(120)	16	(104)	(256)	44	(212)
Other interest-earning assets	(389)	728	339	(305)	275	(30)

Total interest-earning assets	99,262	(53,245)	46,017	45,095	(28,098)	16,997

Interest paid on:
Interest checking deposits	301	(1,173)	(872)	(457)	(1,096)	(1,553)
Money market deposits	(2,299)	(13,547)	(15,846)	3,481	(11,794)	(8,313)
Savings deposits	106	(514)	(408)	40	(637)	(597)
Time deposits	(954)	(1,563)	(2,517)	(3,048)	(1,834)	(4,882)
Total borrowings	3,657	1,601	5,258	(9,508)	(4,918)	(14,426)

Total interest-bearing liabilities	811	(15,196)	(14,385)	(9,492)	(20,279)	(29,771)

	$98,451	$(38,049)	$60,402	$54,587	$(7,819)	$46,768

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Includes covered loans.

Comparison of 2012 with 2011

        Net interest income was $830.8 million for 2012, an increase of 7 percent from $773.0 million for 2011. The increase from the prior year was largely due to higher interest income on loans and securities. Interest income on total loans was $708.9 million in 2012, up 4 percent from 2011. The increase reflects the growth in the Company's loan and lease portfolio and higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off during 2012, partially offset by lower yields on loans. Income from accelerated accretable yield recognition was $82.8 million for 2012, up from $55.7 million for 2011. Interest income on securities was $176.7 million in 2012, an 11 percent increase from 2011. The impact of lower yields was offset by significant growth in the securities portfolio over the prior year. Average securities were $8.50 billion in 2012, up 28 percent from 2011 as the Company continued to invest a large share of its growing deposits in securities.

        Total interest expense was $55.7 million in 2012, down from $70.1 million in 2011. Interest expense on deposits was $14.0 million in 2012, down 58 percent from $33.7 million in 2011 as a result of lower interest rates and a 6 percent decrease in average interest-bearing deposits. Interest expense on borrowings increased 14 percent to $41.7 million in 2012, compared to $36.4 million in 2011. The growth in interest expense on borrowings was primarily attributable to debt assumed in the acquisition of FAEF and the issuance of $150.0 million in subordinated notes during the second quarter of 2012.

        The net settlement of interest-rate swaps increased net interest income by $8.4 million for 2012 and $15.1 million for 2011.

        The fully taxable net interest margin declined to 3.61 percent for 2012, from 3.79 percent for 2011. The average yield on earning assets for 2012 was 3.85 percent, down 28 basis points from 4.13 percent in 2011. The average cost of interest-bearing liabilities decreased to 0.55 percent, or by 11 basis points, from 0.66 percent for 2011. Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $847.6 million for 2012 compared with $787.5 million for 2011. Fully taxable-equivalent net interest and dividend income was $850.7 million and $790.3 million in 2012 and 2011, respectively. The $60.4 million increase in fully taxable-equivalent net interest and dividend income from the prior year was primarily generated through loans and securities growth (volume variance) and lower rates on interest-bearing deposits, partially offset by lower yields on loans and securities (rate variance).

        Average loans and leases, excluding covered loans, were $13.29 billion, a 14 percent increase from $11.70 billion for 2011. The increase was primarily driven by a growth in commercial loans, which grew 23 percent from 2011, and commercial real estate mortgage loans, which grew 21 percent. The growth in commercial loans from the prior year was due to both organic loan growth and lease financing loans that were acquired with FAEF. Average covered loans were $1.27 billion in 2012, a decrease of 25 percent from $1.70 billion in 2011.

        Average deposits were $21.63 billion for 2012, a 12 percent increase from $19.31 billion in 2011. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $20.94 billion and represented 97 percent of the total average deposit balance, compared to $18.51 billion and 96 percent in 2011. Average interest-bearing deposits were $9.17 billion in 2012, down 6 percent from $9.81 billion for 2011. Average noninterest-bearing deposits increased 31 percent to $12.46 billion from $9.50 billion in 2011.

Comparison of 2011 with 2010

        Net interest income was $773.0 million for 2011, an increase of 6 percent from $730.3 million for 2010. Interest income on securities was $159.3 million in 2011, a 16 percent increase from 2010 due primarily to a 42 percent increase in average securities over the year-earlier period. Interest income on total loans was $681.9 million in 2011, down 1 percent from 2010, reflecting lower yields on non-covered loans in 2011, partially offset by an increase in interest income on covered loans. Interest income from covered loans included $55.7 million of income from the accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the current year, compared to $20.6 million in 2010.

        Total interest expense was $70.1 million in 2011, down from $99.9 million in 2010. Interest expense on deposits was $33.7 million in 2011, down 31 percent from $49.0 million in 2010 as a result of lower interest rates. Interest expense on borrowings decreased 28 percent to $36.4 million in 2011, compared to $50.8 million in 2010. The lower interest expense reflected a decrease in average borrowings due to the extinguishment of structured repurchase agreements and the redemption of trust preferred securities in 2010.

        The net settlement of interest-rate swaps increased net interest income by $15.1 million for 2011 and $25.8 million for 2010.

        The fully taxable net interest margin declined to 3.79 percent for 2011, from 3.86 percent for 2010. The average yield on earning assets for 2011 was 4.13 percent, down 25 basis points from 4.38 percent in 2010. The average cost of interest-bearing liabilities decreased to 0.66 percent, or by 27 basis points, from 0.93 percent for 2010. Fully taxable-equivalent net interest income was $787.5 million for 2011 compared with $740.7 million for 2010. Fully taxable-equivalent net interest and dividend income was $790.3 million and $743.5 million in 2011 and 2010, respectively. The $46.8 million increase in fully taxable-equivalent net interest and dividend income from 2010 was primarily generated through securities growth and lower interest-bearing liabilities (volume variance) and was partially offset by a decrease in net interest income largely due to lower yields on securities (rate variance).

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

        Average total securities were $6.63 billion in 2011, a 42 percent increase from 2010. The increase reflected the Company's strong deposit growth which outpaced loan growth.

        Average deposits were $19.31 billion for 2011, an 8 percent increase from $17.87 billion in 2010. Average core deposits were $18.51 billion and represented 96 percent of the total average deposit balance, compared to $16.76 billion and 94 percent in 2010. Average interest-bearing deposits were $9.81 billion in 2011, up slightly from $9.77 billion for 2010, and average noninterest-bearing deposits increased 17 percent to $9.50 billion from $8.10 billion in 2010.

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

        The Company recorded expense of $10.0 million, $12.5 million and $103.0 million through the provision for credit losses on loans and leases, excluding covered loans, in 2012, 2011 and 2010, respectively. The provision reflects management's continuing assessment of the credit quality of the Company's loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See "Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC 310-30. The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company's quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $45.3 million, $43.6 million and $76.2 million in 2012, 2011 and 2010, respectively. Approximately $0.3 million and $0.4 million of the provision in 2011 and 2010, respectively, related to a small population of acquired loans that are outside the scope of ASC 310-30. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss and prepayment forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in the future.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, New York and Nevada, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

        Refer to "Loans and Leases—Asset Quality" on page 88 for further discussion of credit quality.

Noninterest Income

        Noninterest income for the year totaled $357.6 million, an increase of 5 percent from $341.9 million in 2011. Noninterest income decreased 5 percent between 2011 and 2010. Noninterest income represented 30 percent of total revenues in 2012, a decrease from 31 percent and 33 percent in 2011 and 2010, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2012	Amount	%	2011	Amount	%	2010
Trust and investment fees	$155,224	$14,492	10.3	$140,732	$6,005	4.5	$134,727
Brokerage and mutual fund fees	27,804	7,364	36.0	20,440	(3,302)	(13.9)	23,742

Total wealth management fees	183,028	21,856	13.6	161,172	2,703	1.7	158,469
Cash management and deposit transaction fees	45,649	1,344	3.0	44,305	(3,288)	(6.9)	47,593
International services fees	39,963	3,497	9.6	36,466	5,169	16.5	31,297
FDIC loss sharing (expense) income, net	(6,017)	2,620	30.3	(8,637)	(71,972)	(113.6)	63,335
Other noninterest income	82,865	7,183	9.5	75,682	43,539	135.5	32,143

Total noninterest income before gain (loss)	345,488	36,500	11.8	308,988	(23,849)	(7.2)	332,837
Gain on disposal of assets	11,293	(9,007)	(44.4)	20,300	17,463	615.5	2,837
Gain on acquisition	—	(8,164)	(100.0)	8,164	(19,175)	(70.1)	27,339
Gain on sale of securities	1,113	(3,953)	(78.0)	5,066	4,673	1,189.1	393
Impairment loss on securities	(291)	360	55.3	(651)	1,380	67.9	(2,031)

Total noninterest income	$357,603	$15,736	4.6	$341,867	$(19,508)	(5.4)	$361,375

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Wealth Management

        The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company's portion of income from certain investments accounted for under the equity method. Trust and investment fees were $155.2 million, an increase of 10 percent from $140.7 million for 2011. Money market mutual fund and brokerage fees were $27.8 million, an increase of 36 percent from $20.4 million for 2011. The increase was largely due to the acquisition of Rochdale, as well as slightly higher short-term interest rates.

        Assets under management include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. During the third quarter of 2012, assets under administration were revised to exclude the Company's investments that were held in custody and serviced by the Company's wealth management business. Prior period balances were reclassified to conform to current period presentation. The table below provides a summary of assets under management and assets under administration for the dates indicated:

	December 31,
			% Change
(in millions)	2012	2011
Assets Under Management	$38,240	$31,326	22
Assets Under Administration
Brokerage	5,218	5,320	(2)
Custody and other fiduciary	13,222	9,844	34

Subtotal	18,440	15,164	22

Total assets under management or administration (1)	$56,680	$46,490	22

(1)
Excludes $21.69 billion and $15.95 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2012 and December 31, 2011, respectively.

        Assets under management increased 22 percent from December 31, 2011 due primarily to the acquisition of Rochdale and market appreciation. A distribution of assets under management by type of investment is provided in the following table:

	% of Assets Under Management
Investment	December 31, 2012	December 31, 2011
Equities	43%	38%
U.S. fixed income	27	28
Cash and cash equivalents	18	21
Other (1)	12	13

	100%	100%

(1)
Includes private equity and other alternative investments.

Other Noninterest Income

        Cash management and deposit transaction fees for 2012 were $45.6 million, up 3 percent from 2011, compared with a 7 percent decrease in 2011 from 2010. The increase from the prior year was due to new product sales and growth in transaction volumes.

        International services income for 2012 was $40.0 million compared to $36.5 million in 2011 and $31.3 million in 2010. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. The 10 percent increase from 2011 largely reflected increased client activity and the addition of new clients.

        Net FDIC loss sharing expense was $6.0 million in 2012 and $8.6 million in 2011, compared to net FDIC loss sharing income of $63.3 million in 2010. See "Noninterest Income and Expense Related to Covered Assets" for further discussion of FDIC loss sharing income and expense.

        The Company recognized $1.1 million of net gains on the sale of securities in 2012, compared with net gains of $5.1 million for 2011 and $0.4 million for 2010.

        Impairment losses on securities available-for-sale recognized in earnings were $0.3 million in 2012, down from $0.7 million in 2011 and $2.0 million in 2010. See "Balance Sheet Analysis—Securities" for further discussion of impairment loss on securities available-for-sale.

        Net gain on disposal of assets was $11.3 million in 2012, compared to $20.3 million in 2011 and $2.8 million in 2010. The net gain was primarily due to gains recognized on the sale of covered and non-covered OREO.

        The Company recognized an $8.2 million and $27.3 million pretax gain on FDIC-assisted acquisitions in 2011 and 2010, respectively.

        Other income was $82.9 million in 2012 compared to $75.7 million in 2011 and $32.1 million in 2010. The increase in other income in 2012 from the year earlier was primarily attributable to the FAEF acquisition, higher income from client swap transactions and higher distribution income from private equity investments. These increases were partially offset by lower gains on transfers of covered loans to OREO. The increase in other income in 2011 compared with 2010 was largely due to higher net gains on transfers of covered loans to OREO. In addition, other income for 2010 included total charges of $19.1 million on the early extinguishment of debt and a $5.9 million loss related to one of the Company's affiliated investment advisors.

Noninterest Expense

        Noninterest expense was $825.1 million in 2012, an increase of 2 percent from $805.1 million in 2011. Noninterest expense increased 7 percent in 2011 compared to 2010. The increase in noninterest expense for 2012 compared with the year earlier was primarily attributable to the Rochdale and FAEF acquisitions, higher occupancy expense and higher legal expenses related to the resolution of a legal claim. The increase from 2010 to 2011 was due largely to higher compensation costs, as well as increased expenses for OREO, marketing and advertising, and legal and professional services.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in thousands)	2012	Amount	%	2011	Amount	%	2010
Salaries and employee benefits	$479,302	$30,600	6.8	$448,702	$38,879	9.5	$409,823
All other:
Net occupancy of premises	61,534	7,194	13.2	54,340	(1,227)	(2.2)	55,567
Legal and professional fees	52,840	2,885	5.8	49,955	2,314	4.9	47,641
Information services	34,244	2,147	6.7	32,097	1,273	4.1	30,824
Depreciation and amortization	32,485	4,889	17.7	27,596	1,751	6.8	25,845
Amortization of intangibles	7,268	(459)	(5.9)	7,727	(1,309)	(14.5)	9,036
Marketing and advertising	30,665	1,745	6.0	28,920	5,808	25.1	23,112
Office services and equipment	17,848	(120)	(0.7)	17,968	1,587	9.7	16,381
Other real estate owned	38,253	(26,791)	(41.2)	65,044	1,933	3.1	63,111
FDIC assessments	18,117	(11,363)	(38.5)	29,480	425	1.5	29,055
Other operating	52,582	9,316	21.5	43,266	2,331	5.7	40,935

Total all other	345,836	(10,557)	(3.0)	356,393	14,886	4.4	341,507

Total noninterest expense	$825,138	$20,043	2.5	$805,095	$53,765	7.2	$751,330

        Salaries and employee benefits expense for 2012 was $479.3 million, up 7 percent from $448.7 million in 2011. Salaries and employee benefits expense increased 9 percent in 2011 from $409.8 million in 2010. Full-time equivalent staff grew to 3,472 at December 31, 2012 from 3,256 at December 31, 2011 and 3,178 at December 31, 2010. The increase in salaries and employee benefits expense and headcount in 2012 was primarily attributable to business acquisitions. The expense growth in 2011 compared to 2010 was due to an increase in employee headcount and higher bonus and incentive compensation expense.

        Salaries and employee benefits expense for 2012 included $18.6 million related to share-based compensation plans, compared with $19.5 million for 2011 and $16.7 million for 2010. At December 31, 2012, there was $12.9 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 2.4 years. At December 31, 2012, there was $20.6 million of unrecognized compensation cost related to restricted stock granted under the Company's plans. That cost is expected to be recognized over a weighted average period of 3.0 years. In 2012, the Company granted cash-settled restricted stock units to employees. These units are initially valued at the closing price of the Company's stock on the date of award and subsequently remeasured at each reporting date until settlement. See Note 15, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

        The remaining noninterest expense categories totaled $345.8 million in 2012, down 3 percent from $356.4 million in 2011. Increases in operating expenses associated with the Company's acquisitions and the addition of new office space were offset by lower FDIC assessments and decreases in covered OREO expense. The remaining noninterest expense categories were up 4 percent in 2011 from 2010 due to higher expenses for OREO, marketing and advertising, and legal and professional services.

        The following table provides a summary of OREO expense for non-covered OREO and covered OREO. Under the loss-sharing agreements, 80 percent of qualifying covered OREO expense is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

	For the year ended December 31,
(in thousands)	2012	2011	2010
Non-covered OREO expense
Valuation write-downs	$3,543	$4,008	$18,857
Holding costs and foreclosure expense	867	2,197	2,441

Total non-covered OREO expense	$4,410	$6,205	$21,298

Covered OREO expense
Valuation write-downs	$20,440	$41,443	$24,809
Holding costs and foreclosure expense	13,403	17,396	17,004

Total covered OREO expense	$33,843	$58,839	$41,813

Total OREO expense	$38,253	$65,044	$63,111

        Legal and professional fees were $52.8 million for 2012, compared to $50.0 million in 2011 and $47.6 million in 2010. The increase in legal and professional fees in 2012 is primarily due to acquisition-related transaction costs and legal expenses associated with the resolution of a legal claim. Legal and professional fees associated with covered loans and OREO were approximately $10.0 million, $10.2 million and $6.7 million for 2012, 2011 and 2010, respectively. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

        Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $1.1 million in 2012, down from $3.6 million in 2011 and $3.9 million in 2010.

Noninterest Income and Expense Related to Covered Assets

        The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Noninterest income related to covered assets
FDIC loss sharing (expense) income, net
Gain on indemnification asset	$60,057	$34,026	$52,061
Indemnification asset accretion	(17,234)	(15,568)	9,185
Net FDIC reimbursement for OREO and loan expenses	32,797	53,324	41,210
Removal of indemnification asset for loans paid-off or fully charged-off	(32,797)	(26,002)	(14,228)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(11,220)	(24,945)	(15,315)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(7,106)	(12,867)	(3,549)
Loan recoveries shared with FDIC	(28,647)	(16,174)	(2,765)
Increase in FDIC clawback liability	(1,867)	(1,192)	(3,264)
Other	—	761	—

Total FDIC loss sharing (expense) income, net	(6,017)	(8,637)	63,335

Gain on disposal of assets
Net gain on sale of OREO	7,740	16,272	3,895
Gain on acquisition	—	8,164	27,339
Other income
Net gain on transfers of covered loans to OREO	16,180	33,858	21,218
Amortization of fair value on acquired unfunded loan commitments	1,572	3,104	3,432
OREO income	2,925	2,083	1,512
Other	(3,150)	(1,909)	(3,810)

Total other income	17,527	37,136	22,352

Total noninterest income related to covered assets	$19,250	$52,935	$116,921

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$20,440	$41,443	$24,809
Holding costs and foreclosure expense	13,403	17,396	17,004

Total other real estate owned	33,843	58,839	41,813

Legal and professional fees	9,996	10,221	6,668
Other operating expense
Other covered asset expenses	84	53	14

Total noninterest expense related to covered assets (2)	$43,923	$69,113	$48,495

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

        Net FDIC loss sharing expense was $6.0 million for 2012, compared to net FDIC loss sharing expense of $8.6 million in 2011 and net FDIC loss sharing income of $63.3 million in 2010. The lower expense in 2012 compared to 2011 was primarily attributable to higher gains on the indemnification asset from a revision of the Company's projected cash flows forecast on its covered loans, partially offset by lower FDIC reimbursement for covered OREO and loan expenses resulting from an overall decline in OREO and loan costs. The decrease from income to expense in 2011 compared to 2010 was attributable to expense from the amortization of the FDIC indemnification asset compared to accretion income recognized in 2010, as well as higher expenses from the reduction of the FDIC indemnification asset due to loan removals. It also reflects lower gains on the indemnification asset and an increase in loan recoveries that are shared with the FDIC.

        The Company recognized a net gain on sales of covered OREO of $7.7 million in 2012 compared to $16.3 million in 2011 and $3.9 million in 2010. Other income related to covered assets was $17.5 million, $37.1 million and $22.4 million in 2012, 2011 and 2010, respectively, and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. Total other income decreased from prior periods due to lower net gains recognized on the transfers of covered loans to OREO, which were $16.2 million, $33.9 million and $21.2 million in 2012, 2011 and 2010, respectively. The gain or loss recognized on the transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the years ended December 31, 2012, 2011 and 2010.

Noninterest expense

        Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses, and may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $33.8 million for 2012, down from $58.8 million for 2011 and $41.8 million for 2010.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 22 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2012 to 2011

        Net income for the Commercial and Private Banking segment decreased to $106.8 million for 2012 from $120.7 million for 2011. The decrease in net income from the prior year was primarily attributable to lower net interest income and lower noninterest income. Net interest income decreased to $724.6 million for 2012 from $740.4 million for 2011. The decline in net interest income for the current year was primarily a result of lower funds transfer pricing income on deposits. In 2012, the funds transfer pricing rate paid on core non-maturing deposits was lowered by 50 percent from 2011. The funds transfer pricing system intends to protect the business line from interest rate volatility, but during extended periods of extremely low or high interest rates, it is not possible to fully mitigate the impact of rate changes. As such, despite record deposit and loan generation in 2012, net interest income declined from 2011. The funds transfer pricing rate on core non-maturity deposits is not expected to decline any further. This decrease in net interest income was partially offset by interest income from leases acquired in the FAEF acquisition and higher interest income from covered loans due to an increase in income from the accelerated yield recognition on covered loans that were paid off or charged off during the year.

        Average loans, excluding covered loans, were $13.22 billion in 2012, up 14 percent from $11.64 billion in 2011, due to organic loan growth, an increase in purchased participations in Shared National Credits, and the leases acquired in the FAEF acquisition. For more discussion on Share National Credits, see "Balance Sheet Analysis—Loan and Lease Portfolio—Commercial and Lease Financing." Average covered loans decreased to $1.27 billion for 2012 from $1.70 billion for the prior year. Average deposits increased by 12 percent to $21.06 billion for 2012 from $18.86 billion for 2011. The growth in average deposits compared with the year earlier was driven by new client relationships and growth in deposits of existing clients.

        Provision for credit losses on loans and leases, excluding covered loans, decreased to $10.0 million for 2012 from $12.5 million for 2011. Provision for losses on covered loans increased to $45.3 million for 2012 from $43.6 million for 2011. Refer to "Results of Operations—Provision for Credit Losses" for further discussion of the provision.

        Noninterest income decreased by 3 percent to $215.4 million for 2012 from $222.3 million for 2011. The decrease is primarily due to lower gains on transfers of covered loans to OREO in 2012. Additionally, noninterest income for the prior year included an $8.2 million acquisition gain. Refer to "Results of Operations—Noninterest Income and Expense Related to Covered Assets" for further discussion. These declines in noninterest income were partially offset by increases in lease income from FAEF and higher income from client swap transactions. Noninterest expense, including depreciation and amortization, increased to $700.5 million for 2012 from $698.5 million for the year earlier. Increases in operating expenses associated with acquisitions were largely offset by decreases in covered OREO expense and lower FDIC assessments.

Comparison of 2011 to 2010

        Net income for the Commercial and Private Banking segment increased to $120.7 million for 2011 from $91.6 million for 2010. The increase in net income from the prior year was primarily attributable to growth in net interest income and a significantly lower provision for losses on total loans, partially offset by a decrease in noninterest income and an increase in noninterest expense. Net interest income increased to $740.4 million for 2011 from $702.8 million for 2010. The increase in net interest income for 2011 was primarily due to an increase in interest income from the accelerated yield recognition on covered loans that were paid off or charged off during the year. Average loans, excluding covered loans, increased to $11.64 billion for 2011 from $11.53 billion for 2010. Average covered loans decreased to $1.70 billion for 2011 from $1.94 billion for the prior year. Average deposits increased by

9 percent to $18.86 billion for 2011 from $17.29 billion for 2010. The growth in average deposits compared with the year earlier reflected the addition of new clients and higher levels of liquidity maintained by existing clients.

        Provision for credit losses on loans and leases, excluding covered loans, decreased to $12.5 million for 2011 from $103.0 million for 2010. Provision for losses on covered loans decreased to $43.6 million for 2011 from $76.2 million for 2010. Refer to "Results of Operations—Provision for Credit Losses" for further discussion of the provision.

        Noninterest income decreased by 20 percent to $222.3 million for 2011 from $277.9 million for 2010. The decrease is primarily due to higher FDIC loss sharing expense and lower acquisition gains compared with the year earlier. Refer to "Results of Operations—Noninterest Income and Expense Related to Covered Assets" for further discussion of FDIC loss sharing expense. Noninterest expense, including depreciation and amortization, increased to $698.5 million, or by 9 percent, for 2011 from $643.5 million for the year earlier. The increase in noninterest expense from 2010 was largely driven by higher compensation costs, as well as increased expenses for legal and professional services, marketing and advertising, and OREO. Noninterest expense for 2011 reflected the full-year impact of two FDIC-assisted acquisitions completed during the second quarter of 2010, a bank acquisition completed in the second quarter of 2011 and the addition of new branch offices in 2011.

Wealth Management

Comparison of 2012 to 2011

        The Wealth Management segment had net income attributable to CNC of $8.8 million for 2012, an increase of 54 percent from $5.7 million for 2011. Noninterest income increased by 16 percent to $187.8 million for 2012 from $162.2 million for 2011, mostly as a result of the Rochdale acquisition. Refer to "Results of Operations—Noninterest Income—Wealth Management" for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $175.2 million for 2012 compared with $152.5 million for the year earlier. The increase in noninterest expense in 2012 compared with the year earlier was primarily due to the acquisition of Rochdale.

Comparison of 2011 to 2010

        The Wealth Management segment had net income attributable to CNC of $5.7 million for 2011, an increase of 150 percent from $2.3 million for 2010. Noninterest income increased by 4 percent to $162.2 million for 2011 from $155.7 million for 2010. Refer to "Results of Operations—Noninterest Income—Wealth Management" for a discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $152.5 million for 2011 compared with $151.7 million for the year earlier. The increase in noninterest expense in 2011 compared with the year earlier was primarily attributable to higher incentive compensation and expense related to the resolution of two legal claims.

Other

Comparison of 2012 to 2011

        Net income attributable to CNC for the Other segment increased to $92.4 million for 2012, from $46.0 million for 2011. The Asset Liability Funding Center ("Funding Center"), which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In general, net interest income decreases in the Funding Center when loans and securities balances decrease or when deposit balances increase. However, in periods of extremely low interest rates, the funding credit given on deposits to the

Commercial and Private Banking segment declines considerably which may cause net interest income in the Funding Center to increase. Net interest income increased to $102.6 million for 2012 from $30.4 million for 2011. The increase in net interest income was due to higher funds transfer income due to loan and securities growth, and to a reduction in the funds transfer rate paid to business line units on deposit balances. Although deposits have increased from the prior year, the transfer pricing paid on deposits declined as a result of the continuing low interest rate environment.

        Noninterest income (loss) was ($45.6) million for 2012 compared with ($42.7) million for the year earlier. The change in noninterest income (loss) reflects an increase in the elimination of inter-segment revenues (recorded in Other segment) due to higher wealth management fee income compared to the year-earlier period, as well as lower net gains on the sale of securities.

Comparison of 2011 to 2010

        Net income attributable to CNC for the Other segment increased to $46.0 million for 2011, from $37.2 million for 2010. Net interest income increased to $30.4 million for 2011 from $25.8 million for 2010. The increase in net interest income was due to higher funds transfer income due to securities growth, partially offset by an increase in deposit balances in the Commercial and Private Banking and Wealth Management segments. Noninterest income (loss) was ($42.7) million for 2011 compared with ($72.2) million for the year earlier. Gains on sales of securities increased to $5.1 million for 2011 from $0.4 million in 2010. Additionally, noninterest income (loss) for 2010 included a $12.3 million charge for the early retirement of debt, a $6.8 million charge for the redemption of trust preferred securities and a $5.0 million charge for the write-off of a CRA-related receivable.

Income Taxes

        The Company recognized income tax expense of $98.8 million in 2012, compared to tax expense of $77.6 million in 2011 and $26.1 million in 2010. The effective tax rate for 2012 was equal to 32.1 percent of pretax income, compared to 30.6 percent for 2011 and 16.2 percent for 2010. The increase in the effective tax rate in 2012, as compared to 2011, was attributable in part to higher pretax income. The effective tax rate for 2010 reflects a favorable tax litigation settlement. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company had net deferred tax assets of $124.5 million and $155.5 million as of December 31, 2012 and 2011, respectively.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2012. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2012.

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

Risk Management Framework

        Risk management oversight and governance is provided through the Board of Directors' Audit & Risk Committee and facilitated through multiple management committees. Consisting of three outside directors, the Audit & Risk Committee monitors the Company's overall aggregate risk profile as established by the Board of Directors including all credit, market, liquidity, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include ALCO, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types. These committees include the Compliance Committee, the Wire Risk Committee, Product Review Committee and the Information Technology Steering Committee, among others, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit & Risk Committee with independent assessments of the Company's internal control and related systems and processes.

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

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 92 percent and 91 percent of funding for average total assets in 2012 and 2011, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        The Bank opted out of the Transaction Account Guarantee Program as of July 1, 2010, with notice to depositors. Effective December 31, 2010, the Dodd-Frank Act required unlimited FDIC deposit insurance on all non-interest bearing transaction accounts and mandated participation by all member banks such as the Bank. This requirement and mandate expired on December 31, 2012, at which time unlimited FDIC insurance on non-interest bearing transaction accounts came to an end. Upon expiration, the standard maximum FDIC insurance coverage returned to $250,000 for non-interest bearing transaction accounts. The expiration of the Program did not have a significant impact to the Company's deposit levels and the Company maintains significant readily available liquidity resources to fund any further outflows. While the Company has experienced deposit outflows since December 31, 2012, this is primarily attributed to seasonal cash flow variability of the Bank's clients.

        Funding obtained through short-term wholesale or market sources averaged $52.1 million and $3.8 million for 2012 and 2011, respectively, and ended the year at $1.21 billion. The Company's liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $833.8 million in 2012 compared with $803.3 million for 2011. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $382.0 million during 2012 compared with $652.6 million in 2011. In addition, the Company has committed and unutilized secured borrowing capacity of $4.52 billion as of December 31, 2012 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial secondary liquidity reserve. The portfolio of securities available-for-sale averaged $7.40 billion and $6.53 billion in 2012 and 2011, respectively. The unpledged portion of debt securities available-for-sale and held-to-maturity at fair value totaled $9.59 billion at December 31, 2012. These securities could be used as collateral for borrowing or a portion of available-for-sale securities could be sold.

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

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2012, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2012, the Federal funds target rate was at a range of zero percent to 0.25 percent. At December 31, 2012, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 8.2 percent in year one and a 29.2 percent increase in year two. This compares to an increase in projected net interest income of approximately 6.1 percent in year one and a 22.7 percent increase in year two at December 31, 2011. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.4 percent in year one and 33.5 percent increase in year two. Measurement of a gradual 400 basis point parallel decrease in rates is not meaningful due to the current low rate environment. However, low short-term interest rates have contributed to compression of the net interest margin. Net interest margin could decrease further should the current rate environment be sustained. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        The Company's loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company's loan portfolio by major loan category as of December 31, 2012. Each loan category is further divided into Floating, Adjustable and

Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate
						Total Loans
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed
Commercial	$2,222	$3,280	$5,502	$74	$1,373	$6,949
Commercial real estate mortgages	358	1,286	1,644	78	1,107	2,829
Residential mortgages	—	—	—	2,496	1,466	3,962
Real estate construction	140	56	196	—	27	223
Equity lines of credit	712	—	712	—	—	712
Installment	81	—	81	—	62	143
Covered loans	63	126	189	642	200	1,031

Total loans and leases	$3,576	$4,748	$8,324	$3,290	$4,235	$15,849

Percentage of portfolio	22%	30%	52%	21%	27%	100%

        Certain floating rate loans have a "floor" rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At December 31, 2012, $8.32 billion (52 percent) of the Company's loan portfolio was floating rate, of which $6.32 billion (76 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.37 billion (16 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $73.9 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company's floating rate loan portfolio is expected to be highly responsive to changes in market rates. The yield on the Company's covered loans is impacted by rates, as well as other factors. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of December 31, 2012:

		Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
	Loans with No Floor and Current Rate Greater than Floor
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,195	$904	$448	$29	$3,576
LIBOR	4,121	467	115	45	4,748

Total floating rate loans	$6,316	$1,371	$563	$74	$8,324

% of total floating rate loans	76%	16%	7%	1%	100%

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

        As of December 31, 2012, an instantaneous 200 basis point increase in interest rates results in a 3.4 percent decline in EVE. This compares to a 2.7 percent decline a year-earlier. The increase in sensitivity is due to changes in the mix of the balance sheet, primarily growth in the investment portfolio as deposit growth exceeded loan growth. Measurement of a 200 basis point decrease in rates as of December 31, 2012 and December 31, 2011 is not meaningful due to the current low rate environment.

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

        The notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges of long-term debt, was $205.5 million and $207.4 million as of December 31, 2012 and 2011, respectively. The swaps mature on the same date as the Company's senior notes in February 2013. The fair value hedges have a positive fair value of $2.2 million and is comprised of a mark-to-market of $1.1 million and net interest receivable of $1.1 million. The balance of debt reported in the consolidated balance sheet has been increased by a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions. There were no cash flow hedges outstanding at December 31, 2012 and 2011.

        The table below shows the notional amounts of the Company's interest-rate swap maturities and average rates at December 31, 2012 and December 31, 2011. Average interest rates on variable-rate instruments are based upon the Company's interest rate forecast.

Interest Rate Swap Maturities and Average Rates

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
December 31, 2012
Notional amount	$205.5	$—	$—	$—	$—	$—	$205.5	$2.2
Weighted average rate received	4.39%	—	—	—	—	—	4.39%
Weighted average rate paid	0.31%	—	—	—	—	—	0.31%

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
December 31, 2011
Notional amount	$—	$207.4	$—	$—	$—	$—	$207.4	$9.8
Weighted average rate received	—	4.39%	—	—	—	—	4.39%
Weighted average rate paid	—	0.45%	—	—	—	—	0.45%

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2012 and 2011. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2012 and 2011, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $2.49 billion and $1.75 billion, respectively.

Counterparty Risk and Collateral

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate swaps had $1.6 million and $5.3 million of credit risk exposure at December 31, 2012 and 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. Collateral in the form of securities valued at $1.0 million and $5.0 million had been received from swap counterparties at December 31, 2012 and 2011, respectively. Additionally, the Company delivered collateral valued at $48.7 million on swap agreements at December 31, 2012.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2012, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $231.4 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $1.5 million and $1.3 million at December 31, 2012, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $28.62 billion at December 31, 2012, an increase of 21 percent from $23.67 billion at December 31, 2011. Average assets were $25.24 billion for 2012, an increase of 12 percent from $22.53 billion for 2011. The increase in period-end and average assets from the prior year largely reflects loan growth and an increase in the securities portfolio due to deposit growth.

        Total average interest-earning assets were $23.56 billion in 2012, up from $20.84 billion in 2011.

Securities

        At December 31, 2012, the Company had total securities of $10.72 billion, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. The Company had total securities of $8.10 billion at December 31, 2011, comprised of securities available-for-sale at fair value of $7.57 billion, securities held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million. The increase in total securities was a result of strong deposit growth. This growth in total securities was in addition to the reinvestment of scheduled maturities and paydowns and sales of securities available-for-sale.

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	December 31, 2012		December 31, 2011
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$20,393	$20,397	$19,163	$19,182
Federal agency—Debt	2,344,374	2,349,202	1,967,928	1,973,862
Federal agency—MBS	653,428	693,032	650,091	681,044
CMOs—Federal agency	5,233,126	5,318,253	4,239,205	4,326,907
CMOs—Non-agency	62,975	61,513	79,999	69,001
State and municipal	437,266	454,474	383,210	401,604
Other debt securities	305,340	307,417	106,051	99,074

Total available-for-sale debt securities	9,056,902	9,204,288	7,445,647	7,570,674
Equity securities and mutual funds	336	1,701	352	1,227

Total available-for-sale securities	$9,057,238	$9,205,989	$7,445,999	$7,571,901

Securities held-to-maturity (1):
Federal agency—Debt	$97,183	$101,215	$40,423	$41,203
Federal agency—MBS	303,642	314,950	75,231	76,863
CMOs—Federal agency	745,980	774,571	292,547	294,932
State and municipal	251,598	255,863	59,479	60,905

Total held-to-maturity securities	$1,398,403	$1,446,599	$467,680	$473,903

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

        The duration of securities available-for-sale and held-to-maturity at December 31, 2012 was 2.9 years compared to 2.4 years at December 31, 2011. The duration of the $9.21 billion available-for-sale portfolio was 2.3 years at December 31, 2012. Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders' equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income.

        At December 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $148.8 million, comprised of $163.3 million of unrealized gains and $14.5 million of unrealized losses. At December 31, 2011, the available-for-sale securities portfolio had a net unrealized gain of $125.9 million, comprised of $149.1 million of unrealized gains and $23.2 million of unrealized losses.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2012, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$—	$20,397	$—	$—	$20,397
Federal agency—Debt	1,809,346	539,856	—	—	2,349,202
Federal agency—MBS	4	441,236	251,792	—	693,032
CMOs—Federal agency	226,935	4,925,990	165,328	—	5,318,253
CMOs—Non-agency	8,344	33,336	19,833	—	61,513
State and municipal	90,659	266,203	73,630	23,982	454,474
Other	15,201	289,768	2,448	—	307,417

Total debt securities available-for-sale	$2,150,489	$6,516,786	$513,031	$23,982	$9,204,288

Amortized cost	$2,144,654	$6,410,472	$477,855	$23,921	$9,056,902

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$—	$97,183	$97,183
Federal agency—MBS	—	2,453	301,189	—	303,642
CMOs—Federal agency	—	123,436	622,544	—	745,980
State and municipal	—	14,757	191,269	45,572	251,598

Total debt securities held-to-maturity at amortized cost	$—	$140,646	$1,115,002	$142,755	$1,398,403

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

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million, $0.7 million and $2.0 million for 2012, 2011 and 2010, respectively. The Company recognized $1.0 million, $4.2 million and $7.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at December 31, 2012, 2011 and 2010, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2012.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2012	2011	2010
Non-agency CMOs	$291	$651	$1,738
Perpetual preferred stock	—	—	293

Total	$291	$651	$2,031

        Of the total securities available-for-sale in an unrealized loss position at December 31, 2012, approximately $1.94 billion of securities with unrealized losses of $6.5 million were in a continuous unrealized loss position for less than 12 months and $55.9 million of securities with unrealized losses of $8.0 million were in a continuous loss position for more than 12 months. While the securities in a loss position at December 31, 2012 were comprised mostly of CMO securities, a significant portion of the total gross unrealized loss relates to collateralized debt obligation senior notes.

        At December 31, 2011, approximately $1.28 billion of securities available-for-sale with unrealized losses of $4.2 million were in a continuous unrealized loss position for less than 12 months and $48.1 million of securities with unrealized losses of $19.0 million were in a continuous loss position for more than 12 months. While the securities in a loss position at December 31, 2011 were comprised mostly of federal agency CMOs and federal agency debt, a significant portion of the total gross unrealized loss related to non-agency CMOs.

        See Note 5, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Commercial	$6,211,353	$4,846,594	$4,136,874	$4,335,052	$4,433,755
Commercial real estate mortgages	2,829,694	2,110,749	1,958,317	2,161,451	2,184,688
Residential mortgages	3,962,205	3,763,218	3,552,312	3,533,453	3,414,868
Real estate construction	222,780	315,609	467,785	835,589	1,252,034
Equity lines of credit	711,750	741,081	733,741	734,182	635,325
Installment	142,793	132,647	160,144	172,566	173,779
Lease financing	737,720	399,487	377,455	374,615	349,810

Loans and leases, excluding covered loans	14,818,295	12,309,385	11,386,628	12,146,908	12,444,259
Less: Allowance for loan and lease losses	(277,888)	(262,557)	(257,007)	(288,493)	(224,046)

Loans and leases, excluding covered loans, net	14,540,407	12,046,828	11,129,621	11,858,415	12,220,213
Covered loans	1,031,004	1,481,854	1,857,522	1,851,821	—
Less: Allowance for loan losses	(44,781)	(64,565)	(67,389)	—	—

Covered loans, net	986,223	1,417,289	1,790,133	1,851,821	—

Total loans and leases	$15,849,299	$13,791,239	$13,244,150	$13,998,729	$12,444,259

Total loans and leases, net	$15,526,630	$13,464,117	$12,919,754	$13,710,236	$12,220,213

Commercial	41.9%	39.4%	36.3%	35.7%	35.6%
Commercial real estate mortgages	19.1	17.1	17.2	17.8	17.6
Residential mortgages	26.7	30.6	31.2	29.1	27.4
Real estate construction	1.5	2.6	4.1	6.9	10.1
Equity lines of credit	4.8	6.0	6.5	6.0	5.1
Installment	1.0	1.1	1.4	1.4	1.4
Lease financing	5.0	3.2	3.3	3.1	2.8

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

        Total loans and leases were $15.85 billion, $13.79 billion and $13.24 billion at December 31, 2012, 2011 and 2010, respectively. Total loans and leases, excluding covered loans, were $14.82 billion, $12.31 billion and $11.39 billion as of December 31, 2012, 2011 and 2010, respectively.

        Total loans and leases, excluding covered loans, at December 31, 2012 increased 20 percent from December 31, 2011. The increase was due to both organic loan growth and the acquisition of FAEF in April 2012. Commercial loans, including lease financing, and commercial real estate mortgage loans increased 32 percent and 34 percent, respectively. Residential mortgage loans grew 5 percent. Construction loans decreased by 29 percent and now account for less than 2 percent of the Company's total non-covered loans. Installment loans increased 8 percent, while equity lines of credit were down 4 percent from 2011.

        The following loan information excludes covered loans. Covered loans are discussed in more detail on page 84 of this section.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $6.95 billion at December 31, 2012, representing 46.9 percent of the loan portfolio, excluding covered loans, compared with $5.25 billion, or 42.6 percent of the loan portfolio, at December 31, 2011. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2012 was approximately $1.3 million. At December 31, 2012, commercial loans totaling approximately $9.2 million were on nonaccrual compared to $19.9 million at December 31, 2011.

        To grow loans and diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2012, purchased SNC commitments totaled $2.98 billion, or 14 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $1.32 billion, or approximately 9 percent of total loans outstanding, excluding covered loans at December 31, 2012. At December 31, 2011, purchased SNC commitments totaled $2.24 billion, and outstanding balances totaled $941.7 million. The increase in the purchased SNC portfolio during 2012 was related to commercial credits.

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

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2012	%	2011	%
Entertainment	$1,258,450	18.1	$1,104,287	21.1
Services (1)	1,170,484	16.8	884,939	16.9
Real estate owner/lessors (2)	775,611	11.2	524,014	10.0
Retail trade	694,731	10.0	527,379	10.1
Finance and insurance	602,026	8.7	445,211	8.5
Portfolio management	452,470	6.5	222,364	4.2
Manufacturing	422,676	6.1	397,811	7.6
Wholesale trade	398,016	5.7	319,604	6.1
Commercial banking	320,329	4.6	111,090	2.1
Public finance	291,605	4.2	305,201	5.8
Construction/development (2)	173,331	2.5	115,951	2.2
Transportation	133,122	1.9	102,049	1.9
Other	256,222	3.7	186,181	3.5

Total	$6,949,073	100.0	$5,246,081	100.0

Nonaccrual loans	$9,207		$19,888

Percentage of total commercial loans	0.13%		0.38%

(1)
Legal, membership organizations, engineering and management services, etc.

(2)
Not secured by real estate.

        The entertainment and services industry represents approximately 18 percent and 17 percent of the Company's commercial loan portfolio at December 31, 2012. Loans and leases in the entertainment industry consist of a diversified portfolio of clients. The Company possesses significant industry knowledge, which contributes to the satisfactory risk management of the entertainment loan portfolio. It generally evaluates, underwrites and documents loan requests within the entertainment division in the same manner as it would for similar requests for clients in its other private client, commercial and corporate lending businesses. Commercial loans and leases in the services industry represent a diversified portfolio of loans to individuals and businesses involved in providing professional services in a broad range of areas including medical, legal, accounting, engineering, education, communications, advertising, rentals, and many others. There is no one area that accounts for 10 percent or more of the total loan and lease balances related to the services industry. While the entertainment and services industry may possess industry-specific risk elements, the Company believes that these risks are not significantly different from the industry risk relating to other types of commercial loans.

Residential Mortgage

        Residential mortgage loans comprised 26.7 percent of total loans, excluding covered loans, at the end of 2012, and grew 5 percent to $3.96 billion at December 31, 2012. Residential mortgage loans are originated internally, primarily as an accommodation to private banking clients. None of the Company's loans have been originated through brokers or third parties. The Company has not purchased any residential mortgage loans since 1997, with the exception of purchases made for CRA purposes and residential mortgage loans acquired in FDIC-assisted acquisitions. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2012 was $1.0 million.

At December 31, 2012, residential mortgage loans totaling $9.6 million were on nonaccrual compared to $9.8 million at December 31, 2011.

        The residential first mortgage loans originated internally have an average loan-to-value ("LTV") ratio of 56 percent and 57 percent at origination for 2012 and 2011, respectively. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The following table provides the composition of residential mortgage loans at December 31, 2012 by LTV ratio at origination:

Loan-to-value	Residential mortgages
Less than 60%	57.3%
Over 60% through 65%	12.9
Over 65% through 70%	10.5
Over 70% through 75%	13.1
Over 75% through 80%	6.0
Over 80%	0.2

        The Company has no residential mortgage loans with option adjustable rate mortgage terms or that allow for negative amortization, but does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $1.17 billion and home equity lines of credit totaling approximately $711.8 million as of December 31, 2012. As of December 31, 2011, there were interest-only residential mortgages totaling approximately $1.05 billion and home equity lines of credit totaling approximately $741.1 million. The underwriting criteria for interest-only residential mortgage loans is similar to fully amortizing residential mortgage loans. In addition, the loan loss methodology for interest-only loans is consistent with the methodology for fully amortizing loans. Overall performance of interest-only residential mortgage loans is consistent with the performance of the remainder of the residential mortgage portfolio.

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 19.1 percent of the loan portfolio, excluding covered loans, were comprised of 90.3 percent commercial properties and 9.7 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2012 was $2.3 million. At December 31, 2012, commercial real estate mortgage loans totaling approximately $33.2 million were on nonaccrual compared to $21.9 million at December 31, 2011.

        A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2012	%	2011	%
Industrial	$940,025	33.2	$760,636	36.0
Office buildings	595,975	21.0	463,680	22.0
Special purpose real estate	353,315	12.5	245,655	11.6
Shopping centers	297,558	10.5	230,601	10.9
Condominiums/apartments	275,267	9.7	185,573	8.8
Mini-storage	84,345	3.0	53,459	2.5
Auto dealerships	33,794	1.2	31,679	1.5
Land, agriculture	21,515	0.8	31,126	1.5
Non-profit (religious/schools)	12,803	0.5	13,159	0.6
Other	215,097	7.6	95,181	4.6

Total	$2,829,694	100.0	$2,110,749	100.0

Nonaccrual loans	$33,198		$21,948

Percentage of total commercial real estate mortgage loans	1.17%		1.04%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 1.5 percent of the loan portfolio, excluding covered loans, and a significant majority of the loans have guarantors. The real estate construction portfolio includes approximately $26.5 million of loans to borrowers in the for-sale housing industry compared to $48.8 million as of December 31, 2011. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2012 was $4.1 million. At December 31, 2012, real estate construction loans totaling approximately $40.9 million were on nonaccrual compared to $50.9 million at December 31, 2011.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2012	%	2011	%
Office buildings	$78,998	35.5	$52,724	16.7
Land, commercial	42,401	19.0	50,644	16.0
Condominiums/apartments	21,113	9.5	42,675	13.5
Land, residential	13,345	6.0	40,346	12.8
1-4 family	13,161	5.9	8,482	2.7
Shopping centers	11,208	5.0	33,776	10.7
Industrial	7,768	3.5	9,069	2.9
Other	34,786	15.6	77,893	24.7

Total	$222,780	100.0	$315,609	100.0

Nonaccrual loans	$40,882		$50,876

Percentage of total real estate construction loans	18.35%		16.12%

Equity Lines of Credit

        Equity lines of credit which comprised 4.8 percent of total loans, excluding covered loans, at December 31, 2012 are made primarily to existing clients. The average outstanding loan balance per borrower in the equity lines of credit portfolio at December 31, 2012 was $0.3 million. At December 31, 2012, equity lines of credit totaling approximately $6.4 million were on nonaccrual compared to $8.7 million at December 31, 2011.

        Equity lines of credit originated internally have an average cumulative LTV ratio of 52 percent and 53 percent at origination for 2012 and 2011, respectively. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The following table provides the composition of equity lines of credit at December 31, 2012 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	60.7%
Over 60% through 65%	15.3
Over 65% through 70%	9.7
Over 70% through 75%	8.3
Over 75% through 80%	4.1
Over 80%	1.9

        At December 31, 2012, approximately 38 percent, or $195.1 million, of the Company's second mortgage portfolio is comprised of loans where the Company also holds the first lien loan. For those loans in the second mortgage portfolio where the Company does not hold the first lien loan, the Company has a process in place to identify when borrowers have defaulted on their first mortgage and the first mortgagor has filed a notice of default. The Company has had a low default experience in its home equity portfolio.

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2012, installment loans comprised 1.0 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2012 was $0.1 million. Installment loans totaling approximately $0.5 million were on nonaccrual at December 31, 2012 compared to $0.9 million at December 31, 2011.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $1.03 billion, $1.48 billion and $1.86 billion at December 31, 2012, 2011 and 2010, respectively. Covered loans, net of allowance for loan losses, were $986.2 million, $1.42 billion and $1.79 billion as of December 31, 2012, 2011 and 2010.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2012	2011	2010	2009
Commercial	$10,561	$30,911	$55,082	$10,337
Commercial real estate mortgages	931,758	1,288,352	1,569,739	1,640,828
Residential mortgages	5,652	14,931	18,380	7,477
Real estate construction	78,554	140,992	204,945	193,179
Equity lines of credit	3,790	5,167	6,919	—
Installment	689	1,501	2,457	—

Covered loans	1,031,004	1,481,854	1,857,522	1,851,821
Less: Allowance for loan losses	(44,781)	(64,565)	(67,389)	—

Covered loans, net	$986,223	$1,417,289	$1,790,133	$1,851,821

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

        At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $150.0 million at December 31, 2012 and $204.3 million at December 31, 2011.

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

 Loan Maturities

	December 31, 2012
(in millions)	Commercial	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Covered Loans	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$2,157	$153	$—	$85	$23	$78	$53	$2,549
Interest rate—fixed	241	44	6	16	—	53	38	398
After one year but within five years
Interest rate—floating	2,723	764	—	112	56	3	232	3,890
Interest rate—fixed	712	372	22	6	—	7	85	1,204
After five years
Interest rate—floating	696	805	2,495	—	633	—	545	5,174
Interest rate—fixed	420	691	1,439	4	—	2	78	2,634

Total loans	$6,949	$2,829	$3,962	$223	$712	$143	$1,031	$15,849

Percentage of floating rate loans to total loans	80%	61%	63%	88%	100%	57%	81%	73%

        Floating-rate loans comprised 73 percent of the total loan portfolio at December 31, 2012 compared to 70 percent at December 31, 2011. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

Other

        Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2012, total loans for construction, land development and other land represented 13 percent of total risk-based capital; total CRE loans represented 142 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE decreased 13 percent over the last 36 months. The decrease in real estate loans from year-end 2009 is largely due to the payoff or other settlement of loans acquired through the FDIC-assisted acquisition of Imperial Capital Bank in the fourth quarter of 2009.

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

        The Company seeks to manage and control its risk through the use of specific maximum loan-to-value guidelines at origination for various categories of real estate-related loans other than residential first mortgage loans. The Company decreased its loan-to-value guidelines for certain categories of real estate-related loans in 2012 in response to current economic conditions. These ratios exclude acquired loans that are covered by FDIC loss-sharing agreements and are as follows:

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Industrial	70
Shopping centers	70
Office building	65
Churches/religious	60
Other improved property	60
Acquisition and development	45
Land, nonresidential	35

Asset Quality

Credit Risk Management

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $375.5 million at December 31, 2012, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

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

Geographic Concentrations and Economic Trends by Geographic Region

        Excluding covered loans, at December 31, 2012, California represented 80 percent of total loans outstanding and New York and Nevada represented 7 percent and 2 percent, respectively. The remaining 11 percent of total loans outstanding represented other states. Although the Company's lending activities are predominately in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California's unemployment rate in December 2012 was 9.8 percent. While down from 11 percent in December 2011, California's unemployment rate remains higher than the national average. The Company's loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company's Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (47 percent), Orange (5 percent), San Diego (4 percent), San Francisco (2 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (11 percent), Orange (10 percent), Ventura (4 percent) and Alameda (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (28 percent), Orange (10 percent), San Diego (8 percent), Ventura (8 percent) and Alameda (7 percent).

        Southern California is slowly seeing some improvement from the economic downturn as evidenced by a reduction in unemployment, an increase in consumer spending, and improving median home prices among other factors. The state of the residential and commercial real estate sectors in Southern California has significant impact on the performance of the Company's commercial real estate and commercial and industrial loan portfolios. The performance of each underlying loan within the Company's Southern California commercial real estate portfolio will differ based on the location and the corresponding supply and demand for each product type. Additionally, real estate values vary and are dependent on sub-market commercial activities, lease terms, cap rates and the credit strength of tenant among other attributes.

        The table below presents vacancy and rent trends for each product type by market areas in California for 2012 and 2011. Rents generally improved for all product types and vacancy rates declined compared to the prior year.

	Rents
				Vacancy %
	4th Quarter 2012	4th Quarter 2011	% Change
(in millions) Product Type and Market Areas				2012	2011
Apartments (Average monthly rent per unit)
Los Angeles County	$1,421	$1,366	4.0%	3.3%	3.9%
Orange County	1,553	1,499	3.6	3.7	4.0
San Bernardino/Riverside County	1,052	1,016	3.5	4.0	4.8
San Diego County	1,365	1,328	2.8	2.7	3.1
Ventura County	1,417	1,379	2.8	3.3	3.9
San Francisco County	1,970	1,865	5.6	3.2	3.3
Oakland/East Bay	1,371	1,310	4.7	3.1	3.8
San Jose	1,616	1,533	5.4	2.8	2.9
Industrial (Average annual rent per square foot)
Los Angeles County	$5.52	$5.43	1.7%	4.4%	5.1%
Orange County	5.96	5.84	2.1	4.3	4.8
San Bernardino/Riverside County	4.05	3.94	2.8	8.1	8.8
San Diego County	6.21	6.08	2.1	7.7	9.0
Ventura County	6.74	6.90	(2.3)	6.7	5.6
San Francisco County	6.32	6.24	1.3	12.0	13.1
Oakland/East Bay	4.70	4.61	2.0	10.3	11.1
San Jose	6.45	6.34	1.7	16.9	17.9
Retail (Average annual rent per square foot)
Los Angeles County	$25.53	$25.28	1.0%	6.2%	6.5%
Orange County	26.94	26.76	0.7	5.6	6.0
San Bernardino/Riverside County	17.74	17.87	(0.7)	10.0	10.6
San Diego County	25.44	25.19	1.0	6.3	6.7
Ventura County	24.98	24.71	1.1	9.4	9.3
San Francisco County	29.63	29.81	(0.6)	3.7	3.7
Oakland/East Bay	24.75	24.79	(0.2)	6.3	6.5
San Jose	26.36	26.66	(1.1)	6.1	6.0
Office (Average annual rent per square foot)
Los Angeles County	$26.40	$26.01	1.5%	15.7%	14.9%
Orange County	20.34	20.03	1.5	18.2	19.8
San Bernardino/Riverside County	17.06	17.09	(0.2)	24.5	24.7
San Diego County	22.85	22.64	0.9	16.4	17.9
Ventura County	20.67	20.68	(0.0)	16.3	16.9
San Francisco County	34.99	32.30	8.3	13.8	14.7
Oakland/East Bay	20.32	20.18	0.7	18.5	18.7
San Jose	24.38	23.31	4.6	19.0	21.9

Note: Rent and vacancy information is provided by unaffiliated service bureaus.

        Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York during the economic down-turn. However, conditions in Nevada are slowly improving. Unemployment remained high at 10.2 percent for December 2012, but private-sector jobs and tourism were up. There have been signs of improvement, but the consensus outlook for

2013 is that the Nevada economy will remain challenged in part due to its troubled real estate sector. The Company's construction and land portfolios in Nevada, which had been affected by significant stress in prior years, now represent 0.2 percent of total loans, excluding covered loans. Other commercial real estate property loans in Nevada represent less than 1 percent of total loans, excluding covered loans. The Company has very few residential mortgage loans in Nevada. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        Within the Company's covered loan portfolio at December 31, 2012, the five states with the largest concentration were California (38 percent), Texas (12 percent), Nevada (8 percent), Ohio (4 percent) and New York (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

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

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the five years ended December 31. Activity is provided by loan portfolio segment which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

	For the year ended December 31,
(in thousands)	2012	2011	2010	2009	2008
Loans and leases outstanding, excluding covered loans	$14,818,295	$12,309,385	$11,386,628	$12,146,908	$12,444,259

Average loans and leases outstanding, excluding covered loans	$13,285,220	$11,698,388	$11,576,380	$12,296,619	$12,088,715

Allowance for loan and lease losses (1)
Balance, beginning of the year	$262,557	$257,007	$288,493	$224,046	$168,523
Loan charge-offs:
Commercial	(24,407)	(30,512)	(69,427)	(93,590)	(25,257)
Commercial real estate mortgages	(1,611)	(4,573)	(29,833)	(8,775)	(552)
Residential mortgages	(2,402)	(1,475)	(3,327)	(2,514)	—
Real estate construction	(9,769)	(8,897)	(36,020)	(125,358)	(44,097)
Equity lines of credit	(1,258)	(1,834)	(2,120)	(2,016)	—
Installment	(1,066)	(914)	(2,529)	(5,018)	(1,116)

Total charge-offs	(40,513)	(48,205)	(143,256)	(237,271)	(71,022)

Recoveries of loans previously charged-off:
Commercial	34,848	15,742	6,131	5,908	2,034
Commercial real estate mortgages	1,527	11,515	235	112	—
Residential mortgages	823	392	130	109	62
Real estate construction	8,309	13,927	5,436	4,907	348
Equity lines of credit	95	68	152	2	—
Installment	1,982	1,179	875	317	100

Total recoveries	47,584	42,823	12,959	11,355	2,544

Net loan recoveries (charge-offs)	7,071	(5,382)	(130,297)	(225,916)	(68,478)
Provision for credit losses	10,000	12,500	103,000	285,000	127,000
Transfers (to) from reserve for off-balance sheet credit commitments	(1,740)	(1,568)	(4,189)	5,363	(2,999)

Balance, end of the year	$277,888	$262,557	$257,007	$288,493	$224,046

Net recoveries (charge-offs) to average loans and leases, excluding covered loans	0.05%	(0.05)%	(1.13)%	(1.84)%	(0.57)%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.88%	2.13%	2.26%	2.38%	1.80%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$23,097	$21,529	$17,340	$22,703	$19,704
Transfers from (to) allowance	1,740	1,568	4,189	(5,363)	2,999

Balance, end of the year	$24,837	$23,097	$21,529	$17,340	$22,703

(1)
The allowance for loan and lease losses does not include any amounts related to covered loans.

        Net loan recoveries on non-covered loans were $7.1 million in 2012, compared to net charge-offs of $5.4 million in 2011, $130.3 million in 2010, $225.9 million in 2009 and $68.5 million in 2008. Total loan-charge-offs have significantly declined from prior periods and loan recoveries have grown from $2.5 million in 2008 to $47.6 million in 2012. While the Company has recognized significant recoveries in its commercial and real estate construction loan portfolio during 2012 and 2011, the majority of the activity relates to a small group of individual credits. This activity is not necessarily of a recurring nature and not indicative of a trend for future recoveries.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands) (1)	2012	2011	2010	2009	2008	2012	2011	2010	2009	2008
Commercial and lease financing	$104,156	$82,965	$82,451	$110,547	$77,323	37%	32%	32%	38%	35%
Commercial real estate mortgages	48,240	45,967	52,516	52,011	33,889	17	17	20	18	15
Residential mortgages	10,499	14,029	16,753	12,797	7,033	4	5	7	4	3
Real estate construction	13,130	23,347	40,824	53,722	48,401	5	9	16	19	22
Equity lines of credit	7,243	8,024	7,229	3,734	2,772	3	3	3	1	1
Installment	1,847	1,959	3,931	4,665	2,983	1	1	1	2	1
Unallocated	92,773	86,266	53,303	51,017	51,643	33	33	21	18	23

Total	$277,888	$262,557	$257,007	$288,493	$224,044	100%	100%	100%	100%	100%

(1)
Prior periods have been reclassified to conform to current period presentation.

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

        The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: Commercial Real Estate, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At December 31, 2012, the Company had total qualitative reserves of $92.8 million, of which $25.2 million, $43.3 million and $24.3 million were assigned to the Commercial Real Estate, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment in California and Nevada, industry concentration and loan size.

        The following table summarizes the activity in the allowance for losses on covered loans for the years ended December 31, 2012, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of period	$64,565	$67,389	$—
Provision for losses	45,346	43,646	76,218
Charge-offs	—	(325)	(414)
Reduction in allowance due to loan removals	(65,130)	(46,145)	(8,415)

Balance, end of period	$44,781	$64,565	$67,389

        The allowance for losses on covered loans was $44.8 million, $64.6 million and $67.4 million as of December 31, 2012, 2011 and 2010, respectively. There was no allowance for losses on covered loans at December 31, 2009 and 2008. The Company recorded provision expense of $45.3 million, $43.6 million and $76.2 million on covered loans in 2012, 2011 and 2010, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss and prepayment forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid-off, fully charged off, sold or transferred to OREO.

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

        Appraisals are ordered and reviewed by the Company's Appraisal Department. The Company's appraisal program has been developed to fully comply with Title XI of the Financial Institutions Reform Recovery and Enforcement Act of 1989 and all OCC rules, regulations, standards, and guidelines. In setting these appraisal standards, the regulatory bodies adopted as a minimum standard the provisions of the Uniform Standards of Professional Appraisal Practice.

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

        Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At December 31, 2012, impaired loans included $9.3 million of loans previously reported as impaired that are less than $1 million.

        The following table presents information on impaired loans as of December 31, 2012 and 2011:

	December 31,
	2012		2011
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$19,081	$2,403	$49,079	$13,262
Impaired loans with no related allowance	119,511	—	99,655	—

Total impaired loans, excluding covered loans	$138,592		$148,734

Total impaired loans by loan type:
Commercial	$26,277	$952	$25,780	$7,135
Commercial real estate mortgages	53,085	1,326	30,678	1,551
Residential mortgages	8,810	9	9,146	108
Real estate construction	45,510	—	75,811	4,377
Equity lines of credit	4,461	116	6,633	91
Installment	449	—	658	—
Lease financing	—	—	28	—

Total impaired loans, excluding covered loans	$138,592	$2,403	$148,734	$13,262

Impaired covered loans	$—	—	$422	—

(1)
Impaired loans include $48.8 million and $46.6 million of troubled debt restructured loans on accrual status at December 31, 2012 and 2011, respectively.

        The recorded investment in impaired loans, excluding covered loans, was $138.6 million at December 31, 2012 compared to $148.7 million at December 31, 2011. There were no impaired covered loans at December 31, 2012. Impaired covered loans were $0.4 million at December 31, 2011, and are included in the Company's population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $120.8 million, or 0.81 percent of total loans and OREO, excluding covered assets, at December 31, 2012, compared with $142.8 million, or 1.16 percent, at December 31, 2011. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $58.3 million and $99.0 million at December 31, 2012 and December 31, 2011, respectively.

        Troubled debt restructured loans were $94.9 million, before specific reserves of $1.7 million, at December 31, 2012. At December 31, 2011, troubled debt restructured loans were $89.4 million, before specific reserves of $1.7 million. Troubled debt restructured loans included $48.8 million and $46.6 million of restructured loans on accrual status at December 31, 2012 and 2011, respectively. As of December 31, 2012, commitments to lend additional funds on restructured loans totaled $3.7 million.

        The following table presents information concerning nonaccrual loans and OREO:

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$9,087	$19,888	$19,498	$76,103	$46,238
Commercial real estate mortgages	33,198	21,948	44,882	76,027	8,924
Residential mortgages	9,603	9,771	18,721	15,488	3,171
Real estate construction	40,882	50,876	98,209	202,605	149,536
Equity lines of credit	6,424	8,669	6,782	3,422	1,921
Installment	473	874	590	9,176	1,352
Lease financing	120	—	2,241	5,886	—

Total nonaccrual loans, excluding covered loans	99,787	112,026	190,923	388,707	211,142
OREO, excluding covered OREO	21,027	30,790	57,317	53,308	11,388

Total nonperforming assets, excluding covered assets	$120,814	$142,816	$248,240	$442,015	$222,530

Nonperforming covered assets
Nonaccrual loans	$—	$422	$2,557	$—	$—
OREO	58,276	98,550	120,866	60,558	—

Total nonperforming covered assets	$58,276	$98,972	$123,423	$60,558	$—

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.67%	0.91%	1.68%	3.20%	1.70
Nonperforming assets as a percentage of total loans and OREO	0.81	1.16	2.17	3.62	1.79
Allowance for loan and lease losses to nonaccrual loans	278.48	234.37	134.61	74.22	106.11
Allowance for loan and lease losses to total nonperforming assets	230.01	183.84	103.53	65.27	100.68
Allowance for loan and lease losses to total loans and leases	1.88	2.13	2.26	2.38	1.80

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

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans is provided below:

	December 31,
(in thousands)	2012	2011	2010	2009	2008
Past due loans, excluding covered loans
30-89 days past due	$40,086	$17,978	$35,377	$55,699	$128,568
90 days or more past due on accrual status:
Commercial	602	—	904	3,651	—
Commercial real estate mortgages	—	—	—	1,582	—
Residential mortgages	379	379	379	456	663
Equity lines of credit	—	74	—	—	—
Lease financing	—	—	1,216	—	—

Total 90 days or more past due on accrual status	$981	$453	$2,499	$5,689	$663

Past due covered loans
30-89 days past due	$43,437	$49,111	$99,506	$107,680	$—
90 days or more past due on accrual status	112,396	330,169	399,019	173,309	—

        Nonaccrual loans, excluding covered loans, were $99.8 million at December 31, 2012, down from $112.0 million at December 31, 2011 and $190.9 million at December 31, 2010. Net loan recoveries in 2012 were $7.1 million, or 0.05 percent of average loans and leases, excluding covered loans, compared to net loan charge-offs of $5.4 million, or 0.05 percent, in 2011 and $130.3 million, or 1.13 in 2010. While credit quality has improved from prior years, the Company's loan portfolio has experienced significant growth during 2012. In accordance with the Company's allowance for loan and lease losses methodology and in response to loan growth, the Company recorded provision expense of $10.0 million in 2012 compared to $12.5 million in 2011.

        The allowance for loan and lease losses, excluding covered loans, was $277.9 million as of December 31, 2012, compared with $262.6 million as of December 31, 2011 and $257.0 million as of December 31, 2010. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.88 percent, 2.13 percent and 2.26 percent at December 31, 2012, 2011 and 2010, respectively. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 230.0 percent, 183.8 percent and 103.5 percent at December 31, 2012, 2011 and 2010, respectively. The Company believes that its allowance for loan and lease losses continues to be adequate.

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

        The table below summarizes the total activity in non-covered and covered nonaccrual loans for the years ended December 31, 2012 and 2011:

Changes in Nonaccrual Loans

(in thousands)	2012	2011
Balance, beginning of the year	$112,448	$193,480
Loans placed on nonaccrual	83,304	99,350
Charge-offs	(23,776)	(36,189)
Loans returned to accrual status	(12,217)	(23,362)
Repayments (including interest applied to principal)	(48,416)	(101,308)
Transfers to OREO	(11,556)	(19,523)

Balance, end of the year	$99,787	$112,448

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $7.1 million, $14.0 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 3, 7 and 8 basis points for the years ended December 31, 2012, 2011 and 2010, respectively.

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $18.8 million of loans to 21 borrowers as of February 4, 2013, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2012, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. In the Form 10-Q for the period ended September 30, 2012, the Company reported that management had identified $24.0 million of loans to 10 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

        The following table provides a summary of OREO activity for 2012 and 2011:

	2012			2011
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	14,177	50,377	64,554	18,486	102,541	121,027
Sales	(17,147)	(70,211)	(87,358)	(40,413)	(83,414)	(123,827)
Valuation adjustments	(6,793)	(20,440)	(27,233)	(4,600)	(41,443)	(46,043)

Balance, end of year	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340

        OREO was $79.3 million and $129.3 million as of December 31, 2012 and 2011, respectively. The OREO balance for year end 2012 includes covered OREO of $58.3 million compared with $98.6 million at year end 2011. The balance of OREO at December 31, 2012 and 2011 is net of valuation allowances of $33.6 million and $37.4 million, respectively.

        The Company recognized $10.9 million in total net gain on the sale of OREO in 2012, compared to a $20.3 million net gain in 2011. Net gain on the sale of OREO in 2012 included $7.7 million of net gain related to the sale of covered OREO compared to net gain of $16.3 million in 2011.

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

Goodwill and Other Intangible Assets

        Goodwill was $642.6 million and $486.4 million at December 31, 2012 and 2011, respectively. Other intangible assets were $48.1 million and $36.4 million for the same periods. Other intangible assets consist of core deposit intangibles and intangible assets relating to client advisory contracts and other client service contracts. The increase in goodwill and other intangible assets from prior year was a result of the acquisition of FAEF and Rochdale during 2012.

        Management completed an assessment of goodwill and other intangible assets for impairment during the fourth quarter of 2012. Based upon the assessment performed, the Company's management concluded that goodwill and other intangible assets were not impaired at December 31, 2012.

Other Assets

        The following table presents information on other assets:

(in thousands)	December 31, 2012	December 31, 2011
Accrued interest receivable	$70,359	$67,257
Deferred compensation fund assets	62,993	53,648
Stock in government agencies	90,039	107,423
Private equity and alternative investments	36,091	39,919
Bank-owned life insurance	82,935	80,337
Mark-to-market on derivatives	67,496	62,230
Income tax receivable	59,578	40,300
Prepaid FDIC assessment	20,857	36,975
FDIC receivable	9,485	19,763
Equipment on operating leases, net	24,763	—
Other	76,564	69,689

Total other assets	$601,160	$577,541

Deposits

        Deposits totaled $23.50 billion as of December 31, 2012, an increase of 15 percent from $20.39 billion as of December 31, 2011. Average deposits were $21.63 billion in 2012, an increase of 12 percent from $19.31 billion in 2011. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $20.94 billion and $18.51 billion in 2012 and 2011, respectively, and represented 97 percent and 96 percent of total average deposits for the same periods. Average non-interest bearing deposits for 2012 increased 31 percent from 2011.

        Certificates of deposit of $100,000 or more totaled $564.5 million at December 31, 2012, of which $164.3 million mature within three months, $275.9 million mature within four months to one year and $124.3 million mature beyond one year.

        At December 31, 2012 and 2011, the aggregate amount of deposits by foreign depositors in domestic offices totaled $311.2 million and $219.9 million, respectively. Brokered deposits were $47.8 million and $26.5 million at December 31, 2012 and 2011, respectively.

        Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $2.21 billion in 2012, up 25 percent from $1.77 billion in 2011. The increase reflects higher residential refinance activity, as well as sales of existing homes during the quarter.

Borrowed Funds

        Total borrowed funds as of December 31, 2012 were $2.13 billion, compared to $747.8 million as of December 31, 2011. Total average borrowed funds were $885.8 million and $807.1 million in 2012 and 2011, respectively.

        Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $1.42 billion as of December 31, 2012 compared to $50.0 million as of December 31, 2011. Short-term borrowings at December 31, 2012 consist primarily of federal funds purchased and the current portion of senior notes maturing in February 2013.

        Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $706.1 million and $697.8 million as of December 31, 2012 and 2011, respectively. The Company's long-term borrowings have maturity dates ranging from January 2014 to November 2034.

        On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of December 31, 2012, FAEF borrowings were comprised of $78.1 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected as nonrecourse debt and classified as short-term borrowings or long-term debt based on its maturities.

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

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $6.48 billion at December 31, 2012 and $5.67 billion at December 31, 2011.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $765.0 million outstanding in letters of credit at December 31, 2012, of which $659.2 million relate to standby letters of credit and $105.8 million relate to commercial letters of credit. In 2011, the Company had $723.5 million outstanding in letters of credit, comprised of $609.8 million in standby letters of credit and $113.7 million in commercial letters of credit.

        As of December 31, 2012, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $61.3 million was funded. As of December 31, 2011, the Company had private equity fund and alternative investment fund commitments of $68.9 million, of which $57.9 million was funded.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2012, and provides the expected cash payments to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively.

Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (1)	$773,629	$616,164	$100,503	$55,243	$1,719
Subordinated and long-term debt (1)	1,212,422	253,045	111,711	106,988	740,678
Operating leases	335,808	41,667	87,294	74,701	132,146
Purchases of affiliate interests	24,532	5,560	12,140	2,692	4,140
Purchase obligations (2)	134,244	29,348	48,669	40,744	15,483
Contingent tax reserves	4,473	—	4,473	—	—

Total contractual obligations	$2,485,108	$945,784	$364,790	$280,368	$894,166

(1)
Includes contractual interest payments.

(2)
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

        At December 31, 2012, $9.39 billion, or approximately 33 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At December 31, 2012, $122.5 million of the Company's total liabilities were recorded at fair value on a recurring basis using Level 1, Level 2 or Level 3 inputs. Redeemable noncontrolling interest of $41.1 million as reported in the mezzanine section of the consolidated balance sheet was recorded at fair value on a recurring basis using Level 3 inputs.

        At December 31, 2012, $75.3 million, or approximately 0.3 percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at December 31, 2012.

Capital

        On November 13, 2012, the Corporation issued 7,000,000 depositary shares, each representing a 1/40th interest in a share of 5.50% Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million. Dividends on the preferred stock will be payable quarterly, in arrears, if declared by the Corporation's Board of Directors. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after five years from the date of issuance.

        The Corporation paid dividends of $1.50 per share of common stock in 2012 and $0.80 per share of common stock in 2011. Total dividends paid in 2012 included the December 18, 2012 payment of an accelerated quarterly common stock cash dividend of $0.25 per share and a special common stock dividend of $0.25 share. On January 24, 2013, the Board of Directors authorized a quarterly cash dividend of $13.75 per share on its 5.50 percent non-cumulative perpetual preferred stock, Series C (equivalent to $0.34375 per related depositary share), which is payable on February 13, 2013 to shareholders of record on February 7, 2013.

        The ratio of period-end equity to period-end assets was 8.75 percent and 9.06 percent as of December 31, 2012 and 2011, respectively. Period-end common shareholders' equity to period-end assets was 8.16 percent and 9.06 percent as of December 31, 2012 and 2011, respectively.

        At December 31, 2012, the Corporation's and the Bank's Tier 1 capital, which is comprised of shareholders' equity as modified by certain regulatory adjustments, amounted to $1.75 billion and $1.83 billion, respectively. At December 31, 2011, the Corporation's and the Bank's Tier 1 capital amounted to $1.57 billion and $1.86 billion, respectively.

        The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2012 and 2011:

	Regulatory Well-Capitalized Standards	December 31, 2012	December 31, 2011
City National Corporation
Tier 1 leverage	—%	6.60%	6.77%
Tier 1 risk-based capital	6.00	9.41	10.26
Total risk-based capital	10.00	12.52	12.83
Tangible common shareholders' equity to tangible assets (1)	—	5.89	7.01
Tier 1 common shareholders' equity to risk-based assets (2)	—	8.47	10.22
City National Bank
Tier 1 leverage	5.00%	6.92%	8.07%
Tier 1 risk-based capital	6.00	9.88	12.23
Total risk-based capital	10.00	12.93	14.68

(1)
Tangible common shareholders' equity to tangible assets is a non-GAAP financial measure that represents total common shareholders' equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common shareholders' equity to tangible assets in evaluating the Company's capital levels and has included this ratio in response to market participant interest in tangible equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)
Tier 1 common shareholders' equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying perpetual preferred stock and qualifying trust preferred securities by (b) risk-weighted assets. Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines. This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews this measure in evaluating the Company's capital levels and has included this measure in response to market participant interest in the Tier 1 common shareholders' equity to risk based assets ratio. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2012	December 31, 2011
Common shareholders' equity	$2,335,398	$2,144,849
Less: Goodwill and other intangible assets	(690,761)	(522,753)

Tangible common shareholders' equity (A)	$1,644,637	$1,622,096

Total assets	$28,618,492	$23,666,291
Less: Goodwill and other intangible assets	(690,761)	(522,753)

Tangible assets (B)	$27,927,731	$23,143,538

Tangible common shareholders' equity to tangible assets (A)/(B)	5.89%	7.01%
Tier 1 capital	1,753,312	1,570,101
Less: Preferred stock	(169,920)	—
Less: Trust preferred securities	(5,155)	(5,155)

Tier 1 common shareholders' equity (C)	$1,578,237	$1,564,946

Risk-weighted assets (D)	$18,627,165	$15,305,328
Tier 1 common shareholders' equity to risk-based assets (C)/(D)	8.47%	10.22%

QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2012 and 2011:

2012 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$213,592	$229,889	$224,768	$218,302	$886,551
Interest expense	12,879	13,410	14,846	14,580	55,715

Net interest income	200,713	216,479	209,922	203,722	830,836
Provision for credit losses on loans and leases, excluding covered loans	—	1,000	2,000	7,000	10,000
Provision for losses on covered loans	7,466	13,293	18,089	6,498	45,346

Net interest income after provision for credit losses	193,247	202,186	189,833	190,224	775,490
Noninterest income	75,251	75,225	106,440	99,865	356,781
Impairment loss on securities	—	(178)	(39)	(74)	(291)
Gain (loss) on sale of securities	449	(279)	856	87	1,113
Noninterest expense	200,720	194,516	207,886	222,016	825,138

Income before taxes	68,227	82,438	89,204	68,086	307,955
Income taxes	21,719	27,271	29,052	20,780	98,822

Net income	$46,508	$55,167	$60,152	$47,306	$209,133

Less: Net income attributable to noncontrolling interest	243	409	372	60	1,084

Net income attributable to City National Corporation	$46,265	$54,758	$59,780	$47,246	$208,049

Net income per common share, basic	$0.86	$1.02	$1.10	$0.87	$3.85

Net income per common share, diluted	$0.86	$1.01	$1.10	$0.87	$3.83

2011 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$200,810	$210,136	$216,892	$215,252	$843,090
Interest expense	19,520	19,309	17,576	13,695	70,100

Net interest income	181,290	190,827	199,316	201,557	772,990
Provision for credit losses on loans and leases, excluding covered loans	—	—	7,500	5,000	12,500
Provision for losses on covered loans	19,116	1,716	5,147	17,667	43,646

Net interest income after provision for credit losses	162,174	189,111	186,669	178,890	716,844
Noninterest income	93,927	90,542	66,308	86,675	337,452
Impairment loss on securities	(164)	(294)	(193)	—	(651)
Gain (loss) on sale of securities	130	1,689	3,520	(273)	5,066
Noninterest expense	197,397	211,832	197,637	198,229	805,095

Income before taxes	58,670	69,216	58,667	67,063	253,616
Income taxes	17,886	20,650	16,267	22,758	77,561

Net income	$40,784	$48,566	$42,400	$44,305	$176,055

Less: Net income attributable to noncontrolling interest	1,092	1,095	1,002	445	3,634

Net income attributable to City National Corporation	$39,692	$47,471	$41,398	$43,860	$172,421

Net income per common share, basic	$0.75	$0.89	$0.78	$0.82	$3.24

Net income per common share, diluted	$0.74	$0.88	$0.77	$0.82	$3.21

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 28, 2013

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2012	2011
Assets
Cash and due from banks	$151,969	$168,376
Due from banks—interest-bearing	246,336	76,438
Federal funds sold	17,100	—
Securities available-for-sale—cost $9,057,238 and $7,445,999 at December 31, 2012 and December 31, 2011, respectively:
Securities pledged as collateral	48,697	37,861
Held in portfolio	9,157,292	7,534,040
Securities held-to-maturity—fair value $1,446,599 and $473,903 at December 31, 2012 and December 31, 2011, respectively	1,398,403	467,680
Trading securities	115,059	61,975
Loans and leases, excluding covered loans	14,818,295	12,309,385
Less: Allowance for loan and lease losses	277,888	262,557

Loans and leases, excluding covered loans, net	14,540,407	12,046,828
Covered loans, net of allowance for loan losses	986,223	1,417,289

Net loans and leases	15,526,630	13,464,117
Premises and equipment, net	149,433	143,641
Deferred tax asset	124,461	155,529
Goodwill	642,622	486,383
Customer-relationship intangibles, net	48,139	36,370
Affordable housing investments	154,011	121,039
Customers' acceptance liability	7,859	1,702
Other real estate owned ($58,276 and $98,550 covered by FDIC loss share at December 31, 2012 and December 31, 2011, respectively)	79,303	129,340
FDIC indemnification asset	150,018	204,259
Other assets	601,160	577,541

Total assets	$28,618,492	$23,666,291

Liabilities
Demand deposits	$14,264,797	$11,146,627
Interest checking deposits	2,459,972	2,034,815
Money market deposits	5,610,844	5,954,886
Savings deposits	398,824	339,858
Time deposits—under $100,000	203,422	251,782
Time deposits—$100,000 and over	564,496	659,614

Total deposits	23,502,355	20,387,582
Short-term borrowings	1,423,798	50,000
Long-term debt	706,051	697,778
Reserve for off-balance sheet credit commitments	24,837	23,097
Acceptances outstanding	7,859	1,702
Other liabilities	407,162	316,640

Total liabilities	26,072,062	21,476,799
Redeemable noncontrolling interest	41,112	44,643
Commitments and contingencies
Shareholders' Equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 175,000 shares issued at December 31, 2012	169,920	—
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 53,885,886 shares issued at December 31, 2012 and December 31, 2011	53,886	53,886
Additional paid-in capital	490,339	489,200
Accumulated other comprehensive income	86,582	72,372
Retained earnings	1,738,957	1,611,969
Treasury shares, at cost—669,454 and 1,386,705 shares at December 31, 2012 and December 31, 2011, respectively	(34,366)	(82,578)

Total common shareholders' equity	2,335,398	2,144,849

Total shareholders' equity	2,505,318	2,144,849

Total liabilities and shareholders' equity	$28,618,492	$23,666,291

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Interest Income
Loans and leases	$708,851	$681,900	$690,912
Securities	176,661	159,264	136,760
Due from banks—interest-bearing	721	1,504	1,890
Federal funds sold and securities purchased under resale agreements	318	422	634

Total interest income	886,551	843,090	830,196

Interest Expense
Deposits	14,042	33,685	49,030
Federal funds purchased and securities sold under repurchase agreements	46	2	5,292
Subordinated debt	20,619	17,778	18,628
Other long-term debt	21,008	18,634	26,912
Other short-term borrowings	—	1	9

Total interest expense	55,715	70,100	99,871

Net interest income	830,836	772,990	730,325
Provision for credit losses on loans and leases, excluding covered loans	10,000	12,500	103,000
Provision for losses on covered loans	45,346	43,646	76,218

Net interest income after provision	775,490	716,844	551,107

Noninterest Income
Trust and investment fees	155,224	140,732	134,727
Brokerage and mutual fund fees	27,804	20,440	23,742
Cash management and deposit transaction charges	45,649	44,305	47,593
International services	39,963	36,466	31,297
FDIC loss sharing (expense) income, net	(6,017)	(8,637)	63,335
Gain on disposal of assets	11,293	20,300	2,837
Gain on sale of securities	1,113	5,066	393
Gain on acquisition	—	8,164	27,339
Other	82,865	75,682	32,143
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(1,279)	(4,849)	(9,513)
Less: Portion of loss recognized in other comprehensive income	988	4,198	7,482

Net impairment loss recognized in earnings	(291)	(651)	(2,031)

Total noninterest income	357,603	341,867	361,375

Noninterest Expense
Salaries and employee benefits	479,302	448,702	409,823
Net occupancy of premises	61,534	54,340	55,567
Legal and professional fees	52,840	49,955	47,641
Information services	34,244	32,097	30,824
Depreciation and amortization	32,485	27,596	25,845
Amortization of intangibles	7,268	7,727	9,036
Marketing and advertising	30,665	28,920	23,112
Office services and equipment	17,848	17,968	16,381
Other real estate owned	38,253	65,044	63,111
FDIC assessments	18,117	29,480	29,055
Other operating	52,582	43,266	40,935

Total noninterest expense	825,138	805,095	751,330
Income before income taxes	307,955	253,616	161,152
Income taxes	98,822	77,561	26,055

Net income	$209,133	$176,055	$135,097
Less: Net income attributable to noncontrolling interest	1,084	3,634	3,920

Net income attributable to City National Corporation	$208,049	$172,421	$131,177
Less: Dividends and accretion on preferred stock	—	—	5,702

Net income available to common shareholders	$208,049	$172,421	$125,475

Net income per common share, basic	$3.85	$3.24	$2.38

Net income per common share, diluted	$3.83	$3.21	$2.36

Weighted average common shares outstanding, basic	53,211	52,439	51,992

Weighted average common shares outstanding, diluted	53,475	52,849	52,455

Dividends per common share	$1.50	$0.80	$0.40

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2012	2011	2010
Net income	$209,133	$176,055	$135,097
Other comprehensive income, net of tax:
Securities available for sale:
Net unrealized gains arising during the period	13,973	42,173	42,934
Reclassification adjustment for net gains included in net income	(107)	(2,882)	5,170
Non-credit related impairment loss	(575)	(2,442)	(4,352)
Net change on cash flow hedges (1)	(166)	(962)	(3,187)
Pension liability adjustment	1,085	(368)	(663)

Total other comprehensive income	14,210	35,519	39,902

Comprehensive income	$223,343	$211,574	$174,999
Less: Comprehensive income attributable to noncontrolling interest	1,084	3,634	3,920

Comprehensive income attributable to City National Corporation	$222,259	$207,940	$171,079

(1)
See Note 16 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$209,133	$176,055	$135,097
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	10,000	12,500	103,000
Provision for losses on covered loans	45,346	43,646	76,218
Amortization of intangibles	7,268	7,727	9,036
Depreciation and amortization	32,485	27,596	25,845
Share-based employee compensation expense	18,563	19,454	16,734
Deferred income tax expense (benefit)	12,309	(34,938)	30,099
Gain on disposal of assets	(11,293)	(20,300)	(2,837)
Gain on sale of securities	(1,113)	(5,066)	(393)
Gain on acquisition	—	(8,164)	(27,339)
Impairment loss on securities	291	651	2,031
Other, net	(28,632)	(11,459)	(40,379)
Net change in:
Trading securities	(52,134)	193,026	(101,095)
Other assets and other liabilities, net	20,130	207,293	353,992

Net cash provided by operating activities	262,353	608,021	580,009

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(5,362,435)	(5,288,118)	(4,351,981)
Sales of securities available-for-sale	52,085	101,089	574,532
Maturities and paydowns of securities available-for-sale	3,659,370	3,379,320	2,420,577
Purchase of securities held-to-maturity	(958,871)	(467,817)	—
Maturities and paydowns of securities held-to-maturity	25,863	91	—
Loan originations, net of principal collections	(1,746,581)	(547,887)	831,857
Net payments for premises and equipment	(33,571)	(42,711)	(29,906)
Net cash (paid) acquired in acquisitions	(123,746)	28,066	88,795
Other investing activities, net	97,765	122,649	82,196

Net cash used in investing activities	(4,390,121)	(2,715,318)	(383,930)

Cash Flows From Financing Activities
Net increase in deposits	3,114,773	2,083,925	255,915
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,164,200	50,000	(626,779)
Net decrease in short-term borrowings, net of transfers from long-term debt	(5,992)	(151,535)	(30,609)
Net (decrease) increase in long-term debt	(86,409)	(757)	47,397
Proceeds from exercise of stock options	22,428	5,089	23,764
Tax benefit from exercise of stock options	3,089	2,007	3,958
Issuance (redemption) of preferred stock	169,920	—	(200,000)
Repurchase of common stock warrants	—	—	(18,500)
Cash dividends paid	(80,380)	(42,489)	(24,012)
Other financing activities, net	(3,270)	(28,818)	(5,450)

Net cash provided by (used in) financing activities	4,298,359	1,917,422	(574,316)

Net increase (decrease) in cash and cash equivalents	170,591	(189,875)	(378,237)
Cash and cash equivalents at beginning of year	244,814	434,689	812,926

Cash and cash equivalents at end of period	$415,405	$244,814	$434,689

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,966	$73,460	$96,213
Income taxes	108,833	114,990	7,195
Non-cash investing activities:
Transfer of loans to other real estate owned	$64,554	$113,563	$168,958
Transfer of SERP liability to equity	8,348	—	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$—	$10,441	$17,183
Loans and leases	318,301	1,060	—
Covered loans	—	55,313	330,566
Covered other real estate owned	—	7,463	15,161
Deposits	—	(126,795)	(541,499)
Other borrowings	(320,856)	(3,165)	(30,539)

See accompanying Notes to the Consolidated Financial Statements.

 CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	City National Corporation Shareholders' Equity
(in thousands, except share amounts)	Common shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Non- controlling interest	Total equity
Balance, December 31, 2009	53,885,886	$196,048	$53,886	$513,550	$(3,049)	$1,377,639	$(151,751)	$26,441	$2,012,764
Net income (1)	—	—	—	—	—	131,177	—	2,141	133,318
Other comprehensive income, net of tax	—	—	—	—	39,902	—	—	—	39,902
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,141)	(2,141)
Preferred stock accretion	—	3,952	—	—	—	(3,952)	—	—	—
Redemption of preferred stock	—	(200,000)	—	—	—	—	—	—	(200,000)
Repurchase of common stock warrants	—	—	—	(18,500)	—	—	—	—	(18,500)
Issuance of shares under share-based compensation plans	—	—	—	(28,254)	—	—	50,588	—	22,334
Share-based employee compensation expense	—	—	—	16,635	—	—	—	—	16,635
Tax benefit from share-based compensation plans	—	—	—	3,179	—	—	—	—	3,179
Preferred stock dividends	—	—	—	—	—	(1,750)	—	—	(1,750)
Common stock dividends	—	—	—	—	—	(21,077)	—	—	(21,077)
Net change in deferred compensation plans	—	—	—	400	—	—	98	—	498
Change in redeemable noncontrolling interest	—	—	—	1,408	—	—	—	—	1,408
Other	—	—	—	(550)	—	—	—	(1,302)	(1,852)

Balance, December 31, 2010	53,885,886	—	53,886	487,868	36,853	1,482,037	(101,065)	25,139	1,984,718
Net income (1)	—	—	—	—	—	172,421	—	1,678	174,099
Other comprehensive income, net of tax	—	—	—	—	35,519	—	—	—	35,519
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,678)	(1,678)
Issuance of shares under share-based compensation plans	—	—	—	(15,406)	—	—	18,452	—	3,046
Share-based employee compensation expense	—	—	—	19,242	—	—	—	—	19,242
Tax benefit from share-based compensation plans	—	—	—	1,264	—	—	—	—	1,264
Common stock dividends	—	—	—	—	—	(42,489)	—	—	(42,489)
Net change in deferred compensation plans	—	—	—	637	—	—	35	—	672
Change in redeemable noncontrolling interest	—	—	—	(4,544)	—	—	—	—	(4,544)
Other (2)	—	—	—	139	—	—	—	(25,139)	(25,000)

Balance, December 31, 2011	53,885,886	—	53,886	489,200	72,372	1,611,969	(82,578)	—	2,144,849
Net income (1)	—	—	—	—	—	208,049	—	—	208,049
Other comprehensive income, net of tax	—	—	—	—	14,210	—	—	—	14,210
Issuance of preferred stock	—	169,920	—	—	—	—	—	—	169,920
Issuance of shares under share-based compensation plans	—	—	—	(27,987)	—	—	48,210	—	20,223
Share-based employee compensation expense	—	—	—	17,350	—	—	—	—	17,350
Tax benefit from share-based compensation plans	—	—	—	2,118	—	—	—	—	2,118
Common stock dividends	—	—	—	—	—	(81,061)	—	—	(81,061)
Net change in deferred compensation plans	—	—	—	957	—	—	2	—	959
Change in redeemable noncontrolling interest	—	—	—	353	—	—	—	—	353
Other (3)	—	—	—	8,348	—	—	—	—	8,348

Balance, December 31, 2012	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$—	$2,505,318

(1)
Net income excludes net income attributable to redeemable noncontrolling interest of $1,084, $1,956 and $1,779 for 2012, 2011 and 2010, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section in the consolidated balance sheets. See Note 21 of the Notes to Consolidated Financial Statements.

(2)
See Note 21 for additional information on the change in noncontrolling interest.

(3)
Conversion of pension liability to equity due to SERP amendment. See Note 18 for additional information.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2012, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

        The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank's wholly owned subsidiaries, after the elimination of all material intercompany transactions. It also includes noncontrolling interest, which is the portion of equity in a subsidiary not attributable to a parent. Preferred stock of consolidated bank affiliates that is owned by third parties is reflected as Noncontrolling interest in the equity section of the consolidated balance sheets. This preferred stock was liquidated or redeemed in full by the Bank in 2011. Redeemable noncontrolling interest includes noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable equity ownership interests of third parties in the Corporation's investment management and wealth advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests' share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

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

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned ("OREO"), valuation of share-based compensation awards, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation ("FDIC") indemnification assets, valuation of noncontrolling interest and the valuation of financial assets and liabilities reported at fair value.

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

        The Company records securities available-for-sale, trading securities, derivative contracts, certain contingent liabilities and redeemable noncontrolling interest at fair value on a recurring basis. Certain assets such as impaired loans, OREO, securities held-to-maturity, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities Available-for-sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset or liability. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include municipal auction rate securities and certain collateralized debt obligation instruments for which the market has

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

become inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

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

        Contingent Liabilities—Contingent liabilities include contingent consideration obligations from business combinations that are settled in cash and FDIC clawback liabilities associated with FDIC-assisted acquisitions. Contingent consideration represents additional purchase price consideration to be transferred to the former shareholders of an acquired entity if certain future events or conditions are met. These contingencies are generally based on earnings or revenue growth targets contained in the acquisition agreement. FDIC clawback liabilities represent estimated payments by the Company to the FDIC if actual cumulative losses on acquired covered assets are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. Contingent consideration and FDIC clawback liabilities are recorded at fair value based on the circumstances that exist as of the acquisition

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

date and are remeasured to fair value at each reporting date until the contingency is resolved. The Company's contingent liabilities are valued using the discounted cash flow method based on the terms specified in the acquisition or loss-sharing agreements and the following unobservable inputs, as applicable: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) management's forecast of a range of possible performance outcomes, including revenue growth and margin, (3) management's estimate of the probability of each possible outcome, and (4) prepayment assumptions. Contingent liabilities are classified in Level 3 of the fair value hierarchy.

        Redeemable Noncontrolling Interest—Redeemable noncontrolling interest is comprised of noncontrolling ownership interests in the Corporation's investment management and wealth advisory affiliates. Redeemable noncontrolling interest is valued based on a combination of factors, including, but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment track products or performance, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Redeemable noncontrolling interest is classified in Level 3 of the fair value hierarchy.

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

        For debt securities, the classification of other-than-temporary impairment depends on whether the Company intends to sell the security or it more likely than not will be required to sell the security before recovery of its cost basis, and on the nature of the impairment. If the Company intends to sell a security or it is more likely than not it will be required to sell a security prior to recovery of its cost basis, the entire amount of impairment is recognized in earnings. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its cost basis, the credit loss component of impairment is recognized in earnings and impairment

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

associated with non-credit factors, such as market liquidity, is recognized in other comprehensive income, net of tax. A credit loss is the difference between the cost basis of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition. The cost basis of an other-than-temporarily impaired security is written down by the amount of impairment recognized in earnings. The new cost basis is not adjusted for subsequent recoveries in fair value.

        Realized gains or losses on sales of securities are recorded using the specific identification method. Trading securities are valued at fair value with any unrealized gains or losses included in net income.

Loans

        Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred fees are amortized into interest income over the terms of the loans. The amortization is calculated using the effective yield method for all loans except revolving loans, for which the straight-line method is used. Premiums or discounts on loans are amortized or accreted into income using the effective interest method. Interest income is accrued as earned.

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

        Impaired Loans—The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan's collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. Nonperforming loans greater than $1 million are individually evaluated for impairment based upon the borrower's overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off.

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

        Restructured Loans—A loan is identified as troubled debt restructured ("TDR") when a borrower is experiencing financial difficulties and as a result of these difficulties the Company grants a concession to the borrower that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A TDR loan is reported as impaired at the time of restructuring. A loan restructuring that involves a below market interest rate will continue to be reported as a TDR until its maturity. A TDR loan may not be reported as a TDR in years subsequent to the restructuring if certain conditions are met: (1) the restructuring agreement specifies an interest rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified, (2) the loan is not impaired based on the terms of the restructuring agreement, and (3) the loan has a demonstrated period of performance. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

        Acquired Impaired Loans—Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value of acquired impaired loans is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. In accordance with ASC 310-30, the Company assembles loans into pools based on common risk characteristics. The Company believes that the primary drivers of risk in its acquired loan portfolio are loan program and purpose, and has assembled its loan pools based on these risk characteristics. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

subsequent measurement periods are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

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

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, the Company's level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

        A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement considers all available evidence, including as appropriate, the probability that a specific loan will default, the expected exposure of a loan at default, an estimate of loss given default, the present value of expected future cash flows discounted using the loan's contractual effective rate, the secondary market value of the loan and the fair value of collateral.

        The allowance for loan and lease losses is decreased by the amount of charge-offs and increased by the amount of recoveries. Generally, commercial, commercial real estate and real estate construction loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral or if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged-off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

        Reserve for Off-Balance Sheet Credit Commitments —Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

        Allowance for Losses on Covered Loans—The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses. See Acquired Impaired Loans for further discussion.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Covered OREO consists of acquired OREO that is covered under loss-sharing agreements with the FDIC. These assets were recorded at their fair value at acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

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

Goodwill and Other Intangible Assets

        Under the acquisition method of accounting, the acquiring entity in a business combination recognizes 100 percent of the assets acquired and liabilities assumed, including contingent consideration, at their acquisition date fair values. Management utilizes valuation techniques based on discounted cash flow analysis to determine these fair values. Any excess of the purchase price over amounts allocated to acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed are greater than the purchase price, a bargain purchase gain is recognized. Intangible assets include core deposit intangibles and client advisory contract intangibles (combined, customer-relationship intangibles) originating from acquisitions of financial services firms. Core deposit intangibles are amortized over a range of four to eight years and client advisory contract intangibles are amortized over various periods ranging from four to 20 years. At December 31, 2012, the weighted-average amortization period for the core deposit intangibles and client advisory contract intangibles is 4.9 years and 15 years, respectively.

        Goodwill and customer-relationship intangibles are evaluated for impairment at least annually or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that potential impairment exists. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Goodwill is assessed for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. Fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. Valuations are generally based on market multiples of net income or gross revenues combined with an analysis of expected near and long-term financial performance. Management utilizes market information including market comparables and recent merger and acquisition transactions to validate the reasonableness of its valuations. The first step of the impairment evaluation process involves an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative factors considered include, but are not limited to, industry

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

and market conditions and trends, the Company's financial performance and any Company-specific events relevant to the assessment. If the assessment of qualitative factors indicates that it is not more likely than not that impairment exists, no further testing is performed. If there is an indication that impairment exists, a quantitative test is performed to determine whether the fair value of each reporting unit, including goodwill, is less than the carrying amount of the reporting unit. If so, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited.

        Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The fair value of core deposit intangibles is based either on deposit premiums paid in recent deposit sale transactions, if relevant market data is available, or is based on discounted estimated future cash flows associated with the acquired deposits. The fair value of client advisory and other client service contracts is based on discounted expected future cash flows. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset.

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

Investment Fee Revenue

        Investment fee revenue consists of fees, commissions, markups on securities transactions with clients and money market mutual fund fees.

International Services Income

        International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned, except for fees on standby letters of credit which are deferred and recognized into income over the terms of the letters of credit.

Share-based Compensation Plans

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date. This cost is recognized in the consolidated statements of income over the vesting period of the award. The fair value of a stock option award is estimated using a Black-Scholes option valuation model. Restricted stock and restricted stock unit awards are valued at the closing price of the Company's stock on the date of the grant. Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of the grant and subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement.

Income Taxes

        The calculation of the Company's income tax provision and related tax accruals requires the use of estimates and judgments. The provision for income taxes includes current and deferred income tax expense on net income adjusted for permanent and temporary differences in the tax and financial accounting for certain assets and liabilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing temporary differences between the financial reporting and tax reporting basis of assets and liabilities using enacted tax laws and rates and tax carryforwards. On a quarterly basis, management evaluates its deferred tax assets to determine if these tax benefits are expected to be realized in future periods. This determination is based on facts and circumstances, including the Company's current and future tax outlook. To the extent a deferred tax asset is no longer considered more likely than not to be realized, a valuation allowance is established.

        Accrued income taxes represent the estimated amounts due to or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance and the status of tax audits. From time to time, there may be differences in opinion with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the financial statements is no longer more likely than not to be sustained upon a challenge from the taxing

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

authorities, the tax benefit from the tax position will be derecognized. The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense.

Earnings per Common Share

        The Company calculates earnings per common share ("EPS") using the two-class method in accordance with ASC Topic 260, Earnings per Share. The two-class method requires the Company to present EPS as if all of the earnings for the period are distributed to common shareholders and any participating securities, regardless of whether any actual dividends or distributions are made. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities. The Company grants restricted stock and restricted stock units under a share-based compensation plan that qualify as participating securities. These shares are entitled to dividends at the same rate as common stock.

        Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock, vested restricted stock awards and contingently issuable shares. Diluted EPS reflects the assumed conversion of all potential dilutive securities.

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

        On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge or cash flow hedge. For a fair value hedge, the change in the fair value of the derivative instrument is recognized in current earnings, on the same line in the consolidated statements of income as the changes in fair value of the related hedged item. For a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in Accumulated other comprehensive income (loss) ("AOCI"). Any ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other noninterest income in the consolidated statements of income. Amounts within AOCI are reclassified into earnings on the same line in the consolidated statements of income as the hedged item, i.e., included in interest income on loans and leases. For both fair value and cash flow hedges, the periodic accrual of interest receivable or payable on interest rate swaps is recorded as an adjustment to net interest income for the hedged items.

        The Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

undertaking the hedge transaction at the time the derivative contract is executed. Both at inception and at least quarterly thereafter, the Company assesses whether the derivatives used in hedging transactions are highly effective (as defined in the guidance) in offsetting changes in either the fair value or cash flows of the hedged item. Retroactive effectiveness is assessed, as well as the continued expectation that the hedge will remain effective prospectively.

        The Company discontinues hedge accounting prospectively when it is determined that a hedge is no longer highly effective. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value on the consolidated balance sheets, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings. When it is determined that a cash flow hedge no longer qualifies as an effective hedge, future changes in the fair value of the derivative are recorded in earnings rather than in AOCI, and the amount reported in AOCI at the date hedge accounting was discontinued is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.

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

Accounting Pronouncements

        During the year ended December 31, 2012, the following accounting pronouncements applicable to the Company were issued or became effective:

  •
  In April 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements ("ASU 2011-03"). ASC Topic 860, Transfers and Servicing, provides the criteria for determining whether a transfer of financial assets under a repurchase agreement is accounted for as a secured borrowing or as a sale. In a typical repurchase transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future. Under the guidance, an entity that maintains effective control over transferred assets must

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    account for the transfer as a secured borrowing. ASU 2011-03 eliminates the requirement for entities to consider whether a transferor has the ability to repurchase the financial assets in a repurchase agreement for purposes of determining whether the transferor has maintained effective control. The ASU does not change the other criteria applicable to the assessment of effective control. Adoption of ASU 2011-03 on January 1, 2012 did not have a significant impact on the Company's consolidated financial statements.

  •
  In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 represents the converged guidance of the FASB and International Accounting Standards Board on fair value. The new guidance establishes a common framework for measuring fair value and for disclosing information about fair value measurements. While ASU 2011-04 is largely consistent with existing fair value measurement principles, it does expand disclosure requirements and amends certain guidance. Under the revised guidance, the highest and best use and valuation premise concepts only apply to measuring the fair value of nonfinancial assets. The highest and best use of a nonfinancial asset is one that is physically possible, legally permissible and financially feasible. The valuation premise guidance provides that the highest and best use of a nonfinancial asset is either on a stand-alone basis or in combination with other assets as a group. The ASU provides a framework for considering whether a premium or discount can be applied in a fair value measurement and provides a model for measuring the fair value of an instrument classified in shareholders' equity. ASU 2011-04 requires entities to make an accounting policy election regarding fair value measurements of financial assets and liabilities, such as derivatives, for which the exposure to market or counterparty credit risks is managed on a net or portfolio basis. The Company elected to continue measuring derivative instruments that are subject to master netting agreements on the net risk exposure at the measurement date.

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

  •
  In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in ASU 2011-05 ("ASU 2011-12"). ASU 2011-12 indefinitely deferred the provision of ASU 2011-05 that would have required entities to present reclassification adjustments out of AOCI by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU 2011-05 and ASU 2011-12 became effective for the Company for first quarter 2012 reporting. The Company

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    elected to report components of comprehensive income in two separate but consecutive statements. The new guidance was applied retrospectively for all periods presented.

    In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income ("ASU 2013-02"). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASUs 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company will adopt ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In October 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805), Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). ASU 2012-06 clarifies existing guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Existing guidance specifies that an acquirer must record an indemnification asset at the same time as it recognizes the indemnified item in a business combination. The indemnification asset is initially measured on the same basis as the indemnified item, with a valuation allowance for amounts deemed uncollectible, and is subsequently also measured on the same basis as the indemnified item, subject to any contractual limitations on the asset's amount.

    Under ASU 2012-06, when there is a subsequent change in the cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitation of the loss-sharing agreement with the FDIC. For amortization of changes in value, the reporting entity should use the term of the loss-sharing agreement if it is shorter than the term of the acquired loans. ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The guidance should be applied prospectively to any new indemnification assets acquired subsequent to the date of adoption, and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

  •
  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities ("2011-11"). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the ASC or subject to a master netting arrangement or similar agreement. The amendments in ASU 2013-01 are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $145.8 million and $115.5 million during the year ended December 31, 2012 and 2011, respectively.

Note 3. Business Combinations

Rochdale Investment Management

        On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, "Rochdale"), a New York City-based investment firm with approximately $4.89 billion of assets under management at the date of acquisition. Rochdale manages assets for affluent and high-net-worth clients and their financial advisors across the nation, and operates as a wholly owned subsidiary of the Bank. The investment firm was acquired with both cash and contingent consideration.

        The Company recognized goodwill of $86.5 million and a client contract intangible of $19.0 million related to the acquisition. The goodwill recognized is attributable to the expected synergies between Rochdale and the Company's existing wealth management business. It reflects the value associated with the addition of Rochdale's business model, delivery platform and experienced portfolio management team.

        The Company recognized a contingent consideration liability at its fair value of $46.7 million. The contingent consideration arrangements require the Company to pay additional cash consideration to Rochdale's former shareholders at certain points in time over the next six years if certain criteria, such as revenue growth and pre-tax margin, are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the total consideration payment could be in the range of $32 million to $74 million, but will ultimately be determined based on actual future results.

        The Company recognized acquisition-related expense of $2.0 million during the year ended December 31, 2012. The majority of this expense is included in Legal and professional fees in the consolidated statements of income.

        The operating results of Rochdale from its acquisition date through December 31, 2012 are included in the consolidated statement of income for 2012 and are not material to total consolidated operating results for the year ended December 31, 2012. Further, the historical results of the acquired

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

entity are not material to the Company's results, and consequently, no pro forma information is presented.

First American Equipment Finance

        The Company acquired First American Equipment Finance ("FAEF"), a privately owned equipment leasing company, in an all-cash transaction on April 30, 2012. Headquartered in Rochester, New York, FAEF leases technology and office equipment nationwide. Its clients include educational institutions, hospitals and health systems, large law firms, insurance underwriters, enterprise businesses, professional service businesses and nonprofit organizations. FAEF operates as a wholly owned subsidiary of the Bank.

        Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $343.0 million in assets and assumed $325.0 million in liabilities. The Company acquired lease receivables with a fair value of $318.3 million and assumed borrowings and nonrecourse debt with a fair value of $320.9 million. The Company recognized goodwill of $68.4 million, which is attributable to the expected synergies from combining the equipment leasing operations of the Company and FAEF. Acquisition-related expense of $0.6 million is included in Legal and professional fees in the consolidated statements of income.

        The operating results of FAEF from its acquisition date through December 31, 2012 are included in the consolidated statement of income for 2012 and are not material to total consolidated operating results for the year ended December 31, 2012. Further, the historical results of the acquired entity are not material to the Company's results, and consequently, no pro forma information is presented.

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

        In connection with the acquisition of NCB, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. Covered assets include covered loans and covered OREO that are covered under loss-sharing agreements with the FDIC. The term of the loss-sharing agreements is 10 years for single-family residential loans and eight years for all other loans. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their estimated fair value of $33.8 million. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted into noninterest income.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements

        The following tables summarize assets and liabilities measured at fair value as of December 31, 2012 and 2011 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$20,397	$20,397	$—	$—
Federal agency—Debt	2,349,202	—	2,349,202	—
Federal agency—MBS	693,032	—	693,032	—
CMOs—Federal agency	5,318,253	—	5,318,253	—
CMOs—Non-agency	61,513	—	61,513	—
State and municipal	454,474	—	407,429	47,045
Other debt securities	307,417	—	289,275	18,142
Equity securities and mutual funds	1,701	1,701	—	—
Trading securities	115,059	113,010	2,049	—
Mark-to-market derivatives (1)	67,496	218	67,278	—

Total assets at fair value	$9,388,544	$135,326	$9,188,031	$65,187

Liabilities
Mark-to-market derivatives	$64,432	$—	$64,432	$—
Contingent consideration liability	47,724	—	—	47,724
FDIC clawback liability	9,970	—	—	9,970
Other liabilities	368	—	368	—

Total liabilities at fair value (2)	$122,494	$—	$64,800	$57,694

Redeemable noncontrolling interest	$41,112	$—	$—	$41,122
Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,655	$—	$—	$2,655
Commercial real estate mortgages	10,963	—	3,950	7,013
Residential mortgages	1,811	—	—	1,811
Real estate construction	7,918	—	—	7,918
Equity lines of credit	780	—	—	780
Installment	550	—	550	—
Other real estate owned (5)	44,396	—	34,624	9,772
Private equity and alternative investments	6,178	—	—	6,178

Total assets at fair value	$75,251	$—	$39,124	$36,127

(1)
Reported in Other assets in the consolidated balance sheets.

(2)
Reported in Other liabilities in the consolidated balance sheets.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

(4)
Includes lease financing.

(5)
Includes covered OREO.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2011	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$19,182	$19,182	$—	$—
Federal agency—Debt	1,973,862	—	1,973,862	—
Federal agency—MBS	681,044	—	681,044	—
CMOs—Federal agency	4,326,907	—	4,326,907	—
CMOs—Non-agency	69,001	—	69,001	—
State and municipal	401,604	—	401,604	—
Other debt securities	99,074	—	79,491	19,583
Equity securities and mutual funds	1,227	1,227	—	—
Trading securities	61,975	61,922	53	—
Mark-to-market derivatives (1)	62,230	—	62,230	—

Total assets at fair value	$7,696,106	$82,331	$7,594,192	$19,583

Liabilities
Mark-to-market derivatives	$52,881	$—	$52,881	$—
FDIC clawback liability	8,103	—	—	8,103
Other liabilities	263	—	263	—

Total liabilities at fair value (2)	$61,247	$1,542	$53,144	$8,103

Redeemable noncontrolling interest	$44,643	$—	$—	$44,643
Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,484	$—	$—	$2,484
Commercial real estate mortgages	6,830	—	6,830	—
Residential mortgages	5,555	—	5,084	471
Real estate construction	18,528	—	9,680	8,848
Equity lines of credit	3,471	—	2,588	883
Installment	675	—	675	—
Collateral dependent impaired covered loans (3):
Commercial	422	—	—	422
Other real estate owned (5)	66,837	—	56,898	9,939
Private equity and alternative investments	6,558	—	—	6,558

Total assets at fair value	$111,360	$—	$81,755	$29,605

(1)
Reported in Other assets in the consolidated balance sheets.

(2)
Reported in Other liabilities in the consolidated balance sheets.

(3)
Impaired loans for which fair value was calculated using the collateral valuation method.

(4)
Includes lease financing.

(5)
Includes covered OREO.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        At December 31, 2012, $9.39 billion, or approximately 33 percent, of the Company's total assets were recorded at fair value on a recurring basis, compared with $7.70 billion, or 33 percent, at December 31, 2011. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At December 31, 2012, $122.5 million of the Company's total liabilities were recorded at fair value using Level 1, Level 2 or Level 3 inputs, compared with $61.2 million at December 31, 2011. There were no transfers between Level 1 and Level 2 for assets or liabilities measured on a recurring basis during 2012. At December 31, 2012, $75.3 million, or approximately 0.3 percent, of the Company's total assets, were recorded at fair value on a nonrecurring basis, compared with $111.4 million, or approximately 0.5 percent, at December 31, 2011. These assets were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

        Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2012 and 2011.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the year ended December 31, 2012			For the year ended December 31, 2011
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	FDIC Clawback Liability
Balance, beginning of period	$19,583	$—	$(8,103)	$20,982	$(6,911)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,867)	—	(1,192)
Included in other comprehensive income	2,332	—	—	651	—
Additions	—	(46,696)	—	—	—
Settlements	(4,004)	—	—	(2,051)	—
Transfers into Level 3	47,165	—	—	—	—
Other (1)	111	(1,028)	—	1	—

Balance, end of period	$65,187	$(47,724)	$(9,970)	$19,583	$(8,103)

(1)
Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale and accretion of discount related to the contingent consideration liability.

        Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 1, Significant Accounting Policies, for a discussion of the methodology used in valuing redeemable noncontrolling interest and Note 21, Noncontrolling Interest, for a rollforward of activity for the years ended December 31, 2012 and 2011.

        Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

available-for-sale. During the year ended December 31, 2012, municipal auction rate securities totaling $47.2 million were transferred from Level 2 to Level 3 of the fair value hierarchy as a result of a change in the method used to value these securities. The valuation methodology was revised due to the prolonged period of inactivity in the market for auction rate securities. At December 31, 2012, these securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Senior notes totaling $18.1 million at December 31, 2012 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag.

        Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. Refer to Note 3, Business Combinations, for further discussion of the methodology used to value the contingent consideration liability. The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) prepayment assumptions and (3) credit assumptions.

        There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the year ended December 31, 2012 and 2011. Paydowns of $4.0 million and $2.1 million were received on Level 3 assets measured on a recurring basis for the years ended December 31, 2012 and 2011, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at December 31, 2012	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$20,177	Market	—Adjustments to external or internal appraised values (1)
			—Probability weighting of broker price opinions
			—Management assumptions regarding market trends or other relevant factors
Other real estate owned	$9,772	Market	—Adjustments to external or internal appraised values (1)
			—Probability weighting of broker price opinions
			—Management assumptions regarding market trends or other relevant factors
Private equity and alternative investments	$6,178	Cost Recovery	—Management's assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

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

        For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity and alternative investments, recognized in 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Collateral dependent impaired loans:
Commercial	$(368)	$(394)
Commercial real estate mortgages	(1,143)	5,673
Residential mortgages	(975)	(484)
Real estate construction	(5,137)	(13,001)
Equity lines of credit	(25)	(705)
Installment	(208)	(4,596)
Collaterial dependent impaired covered loans:
Commercial	—	(325)
Other real estate owned (1)	(20,695)	(41,531)
Private equity and alternative investments	(3,296)	(1,183)

Total net losses recognized	$(31,847)	$(56,546)

(1)
Net losses on OREO include $17.7 million and $38.5 million of net losses related to covered OREO for the years ended December 31, 2012 and December 31, 2011, respectively, a significant portion of which is reimbursable by the FDIC.

Fair Value of Financial Instruments

        A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of financial assets or liabilities. Refer to Note 1, Summary of Significant Accounting Policies, for additional information on fair value measurements.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        The following tables summarize the carrying amounts and estimated fair values of those financial instruments that are reported at amortized cost in the Company's consolidated balance sheets. The tables also provide information on the level in the fair value hierarchy for inputs used in the fair value of those financial instruments. Most financial assets and financial liabilities for which carrying amount equals fair value are considered by the Company to be Level 1 measurements in the fair value hierarchy.

	December 31, 2012
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$152.0	$152.0	$152.0	$—	$—
Due from banks—interest bearing	246.3	246.3	246.3	—	—
Federal funds sold	17.1	17.1	17.1	—	—
Securities held-to-maturity	1,398.4	1,446.6	—	1,446.6	—
Loans and leases, net of allowance	14,540.4	14,988.6	—	4.5	14,984.1
Covered loans, net of allowance	986.2	1,055.0	—	—	1,055.0
FDIC indemnification asset	150.0	123.9	—	—	123.9
Investment in FHLB and FRB stock	90.0	90.0	—	90.0	—
Financial Liabilities:
Deposits	$23,502.4	$23,506.9	$—	$22,734.5	$772.4
Federal funds purchased and securities sold under repurchase agreements	1,214.2	1,214.2	1,214.2	—	—
Other short-term borrowings	209.6	210.7		207.6	3.1
Long-term debt	706.1	774.8	—	698.9	75.9

	December 31, 2011
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$168.4	$168.4	$168.4	$—	$—
Due from banks—interest bearing	76.4	76.4	76.4	—	—
Securities held-to-maturity	467.7	473.9	—	473.9	—
Loans and leases, net of allowance	12,046.8	12,400.5	—	24.9	12,375.6
Covered loans, net of allowance	1,417.3	1,472.6	—	—	1,472.6
FDIC indemnification asset	204.3	184.3	—	—	184.3
Investment in FHLB and FRB stock	107.4	107.4	—	107.4	—
Financial Liabilities:
Deposits	$20,387.6	$20,392.3	$—	$19,476.2	$916.1
Federal funds purchased and securities sold under repurchase agreements	50.0	50.0	50.0	—	—
Long-term debt	697.8	718.7	—	718.7	—

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

        Securities held-to-maturity—For securities held-to-maturity, the fair value is determined by quoted market prices, where available, or based on observable market inputs appropriate for the type of security.

        Loans and leases—Loans and leases, excluding covered loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company's portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the previous table. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company's assumptions for current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Bank's loan pricing model for like-quality credits. The discount rates used in the Company's model represent the rates the Bank would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

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

        Long-term debt—The fair value of long-term debt, excluding nonrecourse debt, is obtained through third-party pricing sources. The fair value of nonrecourse debt is determined by discounting estimated future cash flows based on estimated current market rates.

        Off-balance sheet commitments, which include commitments to extend credit, are excluded from the table. A reasonable estimate of fair value for these instruments is the carrying amount of deferred fees and the reserve for any credit losses related to these off-balance sheet instruments. This estimate is not material to the Company's financial position.

Note 5. Securities

        At December 31, 2012, the Company had total securities of $10.72 billion, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. The Company had total securities of $8.10 billion at December 31, 2011, comprised of securities available-for-sale at fair value of $7.57 billion, security held-to-maturity at amortized cost of $467.7 million and trading securities at fair value of $62.0 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at December 31, 2012 and 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Securities available-for-sale:
U.S. Treasury	$20,393	$7	$(3)	$20,397
Federal agency—Debt	2,344,374	5,031	(203)	2,349,202
Federal agency—MBS	653,428	39,673	(69)	693,032
CMOs—Federal agency	5,233,126	91,165	(6,038)	5,318,253
CMOs—Non-agency	62,975	662	(2,124)	61,513
State and municipal	437,266	17,447	(239)	454,474
Other debt securities	305,340	7,945	(5,868)	307,417

Total debt securities	9,056,902	161,930	(14,544)	9,204,288
Equity securities and mutual funds	336	1,365	—	1,701

Total securities available-for-sale	$9,057,238	$163,295	$(14,544)	$9,205,989

Securities held-to-maturity (1):
Federal agency—Debt	$97,183	$4,032	$—	$101,215
Federal agency—MBS	303,642	11,490	(182)	314,950
CMOs—Federal agency	745,980	28,973	(382)	774,571
State and municipal	251,598	5,122	(857)	255,863

Total securities held-to-maturity	$1,398,403	$49,617	$(1,421)	$1,446,599

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

        Proceeds from sales of securities available-for-sale were $52.1 million, $101.1 million and $574.5 million in 2012, 2011 and 2010, respectively. There were no sales of securities held-to-maturity in 2012. The following table provides the gross realized gains and losses on the sales and calls of securities:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Gross realized gains	$2,259	$6,747	$6,915
Gross realized losses	(1,146)	(1,681)	(6,522)

Net realized gains	$1,113	$5,066	$393

        Interest income on securities is comprised of: (i) taxable interest income of $160.0 million, $146.1 million and $123.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, (ii) nontaxable interest income of $16.3 million, $12.4 million and $12.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and (iii) dividend income of $0.3 million, $0.8 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2012, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$—	$20,397	$—	$—	$20,397
Federal agency—Debt	1,809,346	539,856	—	—	2,349,202
Federal agency—MBS	4	441,236	251,792	—	693,032
CMOs—Federal agency	226,935	4,925,990	165,328	—	5,318,253
CMOs—Non-agency	8,344	33,336	19,833	—	61,513
State and municipal	90,659	266,203	73,630	23,982	454,474
Other	15,201	289,768	2,448	—	307,417

Total debt securities available-for-sale	$2,150,489	$6,516,786	$513,031	$23,982	$9,204,288

Amortized cost	$2,144,654	$6,410,472	$477,855	$23,921	$9,056,902

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$—	$97,183	$97,183
Federal agency—MBS	—	2,453	301,189	—	303,642
CMOs—Federal agency	—	123,436	622,544	—	745,980
State and municipal	—	14,757	191,269	45,572	251,598

Total debt securities held-to-maturity at amortized cost	$—	$140,646	$1,115,002	$142,755	$1,398,403

        Securities totaling $1.05 billion were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2012. Included in this total are $48.7 million of securities pledged as collateral that the secured party has the right by contract or custom to sell or repledge the collateral.

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

Securities Deemed to be Other-Than-Temporarily Impaired

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million, $0.7 million and $2.0 million for 2012, 2011 and 2010, respectively. The Company recognized $1.0 million, $4.2 million and $7.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at December 31, 2012, 2011 and 2010, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2012.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on
	2012	2011	2010
Other-Than-Temporarily Impaired Securities
Non-agency CMOs	$291	$651	$1,738
Perpetual preferred stock	—	—	293

Total	$291	$651	$2,031

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the years ended December 31, 2012 and 2011. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of period	$17,531	$17,923
Subsequent credit-related impairment	291	651
Reduction for securities sold or redeemed	(537)	(455)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	(799)	(588)

Balance, end of period	$16,486	$17,531

Non-agency CMOs

        The Company held $45.3 million of variable rate non-agency CMOs at December 31, 2012. The Company determined that $16.2 million of these non-agency CMOs were other-than-temporarily impaired because the present value of expected cash flows was less than cost. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.3 million, $0.7 million and $1.7 million in 2012, 2011 and 2010, respectively. The remaining other-than-temporary impairment for these securities at December 31, 2012 and 2011 was recognized in AOCI. This non-credit portion of other-than-temporary impairment is attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $16.2 million in fixed rate non-agency CMOs, none of which have experienced any other-than-temporary impairment.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2012
Securities available-for-sale:
U.S. Treasury	$5,096	$3	$—	$—	$5,096	$3
Federal agency—Debt	346,136	203	—	—	346,136	203
Federal agency—MBS (1)	50,932	69	46	—	50,978	69
CMOs—Federal agency	1,413,367	5,994	13,565	44	1,426,932	6,038
CMOs—Non-agency	—	—	25,484	2,124	25,484	2,124
State and municipal	85,550	225	810	14	86,360	239
Other debt securities	39,877	49	16,038	5,819	55,915	5,868

Total securities available-for-sale	$1,940,958	$6,543	$55,943	$8,001	$1,996,901	$14,544

Securities held-to-maturity:
Federal agency—MBS	$31,514	$182	$—	$—	$31,514	$182
CMOs—Federal agency	60,998	382	—	—	60,998	382
State and municipal	64,344	857	—	—	64,344	857

Total securities held-to-maturity	$156,856	$1,421	$—	$—	$156,856	$1,421

(1)
The estimated gross unrealized loss for federal agency MBS securities in a continuous unrealized loss position of 12 months or greater was an insignificant amount as of December 31, 2012.

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

        At December 31, 2012, the Company had $2.0 billion of securities available-for-sale in an unrealized loss position, consisting of $1.98 billion of temporarily impaired securities and $16.2 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2012, the Company had $156.9 million of securities held-to-maturity in an unrealized loss position. At December 31, 2012, the Company had 231 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury note, 8 federal agency debt securities, 7 federal agency MBS, 53 federal agency CMOs, 4 non-agency CMOs, 152 state and municipal securities and 5 other debt securities.

        The unrealized loss on non-agency CMOs reflects the lack of liquidity in this sector of the market. The Company only holds the most senior tranches of each non-agency issue which provides protection against defaults. Other than the $0.3 million credit loss recognized in 2012 on non-agency CMOs, the Company expects to receive principal and interest payments equivalent to or greater than the current cost basis of its portfolio of debt securities. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment. The mortgages in these asset pools are relatively large and have been made to borrowers with strong credit history and significant equity invested in their homes. They are well diversified geographically. Over the past year, the real estate market has stabilized somewhat, though performance varies substantially by geography and borrower. Though reduced, a significant weakening of economic fundamentals coupled with a return to elevated unemployment rates and substantial deterioration in the value of high-end residential properties could increase the probability of default and related credit losses. These conditions could cause the value of these securities to decline and trigger the recognition of further other-than-temporary impairment charges.

        Other debt securities include the Company's investments in highly rated corporate debt and collateralized bond obligations backed by trust preferred securities ("CDOs") issued by a geographically

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at December 31, 2012 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $5.8 million net unrealized loss at December 31, 2012 which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company expects to receive all contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

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

Note 6. Other Investments

Federal Home Loan Bank of San Francisco and Federal Reserve Bank Stock

        The Company's investment in stock issued by the Federal Home Loan Bank of San Francisco ("FHLB") and Federal Reserve Bank ("FRB") totaled $90.0 million and $107.4 million at December 31, 2012 and 2011, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock and does not consider its investments to be impaired at December 31, 2012.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

$36.1 million at December 31, 2012 and $39.9 million at December 31, 2011. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2012	2011
Private equity and venture capital	$20,693	$23,093
Real estate	9,223	10,541
Hedge	2,866	2,883
Other	3,309	3,402

Total	$36,091	$39,919

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $3.3 million, $1.2 million and $1.4 million on its investments during 2012, 2011 and 2010, respectively.

        The table below provides information as of December 31, 2012 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (2)	$2,105	$134	None (1)	N/A
Real estate (3)	4,073	1,382	None (1)	N/A

Total	$6,178	$1,516

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

Loans and Leases

(in thousands)	December 31, 2012	December 31, 2011
Commercial	$6,211,353	$4,846,594
Commercial real estate mortgages	2,829,694	2,110,749
Residential mortgages	3,962,205	3,763,218
Real estate construction	222,780	315,609
Equity lines of credit	711,750	741,081
Installment	142,793	132,647
Lease financing	737,720	399,487

Loans and leases, excluding covered loans	14,818,295	12,309,385
Less: Allowance for loan and lease losses	(277,888)	(262,557)

Loans and leases, excluding covered loans, net	14,540,407	12,046,828
Covered loans	1,031,004	1,481,854
Less: Allowance for loan losses	(44,781)	(64,565)

Covered loans, net	986,223	1,417,289

Total loans and leases	$15,849,299	$13,791,239

Total loans and leases, net	$15,526,630	$13,464,117

        The loan amounts above include unamortized fees, net of deferred costs, of $5.9 million and $7.5 million as of December 31, 2012 and 2011, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors and to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $87.9 million and $58.7 million at December 31, 2012 and 2011, respectively. During 2012, new loans and advances totaled $104.3 million and repayments totaled $74.1 million. Interest income recognized on these loans amounted to $2.2 million, $2.6 million and $2.1 million during 2012, 2011 and 2010, respectively. At December 31, 2012, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although, the Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at December 31, 2012, California represented 80 percent of total loans outstanding and New York and Nevada

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

represented 7 percent and 2 percent, respectively. The remaining 11 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company's covered loan portfolio at December 31, 2012, the five states with the largest concentration were California (38 percent), Texas (12 percent), Nevada (8 percent), Ohio (4 percent) and New York (4 percent). The remaining 34 percent of total covered loans outstanding represented other states.

        The Company has pledged eligible residential first mortgages, equity lines of credit and commercial loans totaling $6.27 billion as collateral for its borrowing facility at the FHLB.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $1.03 billion at December 31, 2012 and $1.48 billion at December 31, 2011. Covered loans, net of allowance for loan losses, were $986.2 million at December 31, 2012 and $1.42 billion at December 31, 2011.

        The following is a summary of the major categories of covered loans:

(in thousands)	December 31, 2012	December 31, 2011
Commercial	$10,561	$30,911
Commercial real estate mortgages	931,758	1,288,352
Residential mortgages	5,652	14,931
Real estate construction	78,554	140,992
Equity lines of credit	3,790	5,167
Installment	689	1,501

Covered loans	1,031,004	1,481,854
Less: Allowance for loan losses	(44,781)	(64,565)

Covered loans, net	$986,223	$1,417,289

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

        As of NCB's acquisition date in 2011, the estimates of the contractually required payments receivable for all acquired impaired covered loans of NCB were $107.4 million, the cash flows expected to be collected were $66.2 million, and the fair value of the acquired impaired loans was $55.3 million. The above amounts were determined based on the estimated performance over the remaining life of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

the underlying loans, which included the effects of estimated prepayments. Fair value of the acquired loans included estimated credit losses.

        The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income at a level yield over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of period	$436,374	$562,826
Additions	—	10,871
Accretion	(79,839)	(104,056)
Reclassifications from nonaccretable yield	11,664	33,704
Disposals and other	(72,386)	(66,971)

Balance, end of period	$295,813	$436,374

        The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans. Reclassifications between accretable yield and nonaccretable yield may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable yield to accretable yield during 2012 was principally driven by positive changes in cash flows, both timing and amount, resulting from changes in credit assumptions.

        The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $150.0 million at December 31, 2012 and $204.3 million at December 31, 2011.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of activity in the allowance for loan and lease losses and ending balances of loans evaluated for impairment, excluding covered loans, for the years ended December 31, 2012 and 2011. Activity is provided by loan portfolio segment which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total
Year ended December 31, 2012
Allowance for loan and lease losses:
Beginning balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557
Provision for credit losses (2)	10,750	2,357	(1,951)	(8,757)	382	(1,028)	6,507	8,260
Charge-offs	(24,407)	(1,611)	(2,402)	(9,769)	(1,258)	(1,066)	—	(40,513)
Recoveries	34,848	1,527	823	8,309	95	1,982	—	47,584

Net (charge-offs) recoveries	10,441	(84)	(1,579)	(1,460)	(1,163)	916	—	7,071

Ending balance	$104,156	$48,240	$10,499	$13,130	$7,243	$1,847	$92,773	$277,888

Ending balance of allowance:
Individually evaluated for impairment	$952	$1,326	$9	$—	$116	$—	$—	$2,403
Collectively evaluated for impairment	103,204	46,914	10,490	13,130	7,127	1,847	92,773	275,485
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$6,949,073	$2,829,694	$3,962,205	$222,780	$711,750	$142,793	$—	$14,818,295
Individually evaluated for impairment	26,277	53,085	8,810	45,510	4,461	449	—	138,592
Collectively evaluated for impairment	6,922,796	2,776,609	3,953,395	177,270	707,289	142,344	—	14,679,703

(1)
Includes lease financing loans.

(2)
Provision for credit losses in the allowance rollforward for 2012 includes total provision expense of $10.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $1.7 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Equity Lines of Credit	Installment	Unallocated	Total
Year ended December 31, 2011
Allowance for loan and lease losses:
Beginning balance	$82,451	$52,516	$16,753	$40,824	$7,229	$3,931	$53,303	$257,007
Provision for credit losses (2)	15,284	(13,491)	(1,641)	(22,507)	2,561	(2,237)	32,963	10,932
Charge-offs	(30,512)	(4,573)	(1,475)	(8,897)	(1,834)	(914)	—	(48,205)
Recoveries	15,742	11,515	392	13,927	68	1,179	—	42,823

Net (charge-offs) recoveries	(14,770)	6,942	(1,083)	5,030	(1,766)	265	—	(5,382)

Ending balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557

Ending balance of allowance:
Individually evaluated for impairment	$7,135	$1,551	$108	$4,377	$91	$—	$—	$13,262
Collectively evaluated for impairment	75,830	44,416	13,921	18,970	7,933	1,959	86,266	249,295
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$5,246,081	$2,110,749	$3,763,218	$315,609	$741,081	$132,647	$—	$12,309,385
Individually evaluated for impairment	25,808	30,678	9,146	75,811	6,633	658	—	148,734
Collectively evaluated for impairment	5,220,273	2,080,071	3,754,072	239,798	734,448	131,989	—	12,160,651

(1)
Includes lease financing loans.

(2)
Provision for credit losses in the allowance rollforward for 2011 includes total provision expense of $12.5 million, net of total transfers to the reserve for off-balance sheet credit commitments of $1.6 million.

        Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of the year	$23,097	$21,529
Transfers from allowance for loan and lease losses	1,740	1,568

Balance, end of the year	$24,837	$23,097

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

        Information on impaired loans, excluding covered loans, at December 31, 2012 and 2011 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2012
With no related allowance recorded:
Commercial	$18,761	$24,135	$—	$23,538	$—
Commercial real estate mortgages	42,882	49,110	—	29,190	189
Residential mortgages:
Fixed	3,482	3,757	—	3,134	—
Variable	4,865	5,437	—	4,981	48

Total residential mortgages	8,347	9,194	—	8,115	48

Real estate construction:
Construction	19,762	33,267	—	27,303	692
Land	25,748	41,016	—	23,361	265

Total real estate construction	45,510	74,283	—	50,664	957

Equity lines of credit	3,562	4,660	—	4,288	—
Installment:
Consumer	449	927	—	531	—

Total installment	449	927	—	531	—

Lease financing	—	—	—	6	—

Total with no related allowance	$119,511	$162,309	$—	$116,332	$1,194

With an allowance recorded:
Commercial	$7,516	$8,038	$952	$10,532	$—
Commercial real estate mortgages	10,203	10,783	1,326	12,765	—
Residential mortgages:
Fixed	463	507	9	1,568	—
Variable	—	—	—	1,503	4

Total residential mortgages	463	507	9	3,071	4

Real estate construction:
Land	—	—	—	11,760	—

Total real estate construction	—	—	—	11,760	—

Equity lines of credit	899	965	116	1,112	—

Total with an allowance	$19,081	$20,293	$2,403	$39,240	$4

Total impaired loans by type:
Commercial	$26,277	$32,173	$952	$34,070	$—
Commercial real estate mortgages	53,085	59,893	1,326	41,955	189
Residential mortgages	8,810	9,701	9	11,186	52
Real estate construction	45,510	74,283	—	62,424	957
Equity lines of credit	4,461	5,625	116	5,400	—
Installment	449	927	—	531	—
Lease financing	—	—	—	6	—

Total impaired loans	$138,592	$182,602	$2,403	$155,572	$1,198

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2011
With no related allowance recorded:
Commercial	$10,153	$11,588	$—	$6,525	$—
Commercial real estate mortgages	19,867	23,983	—	18,585	269
Residential mortgages:
Fixed	3,493	4,035	—	6,592	170
Variable	3,689	4,000	—	3,796	54

Total residential mortgages	7,182	8,035	—	10,388	224

Real estate construction:
Construction	27,435	40,605	—	47,710	787
Land	28,991	32,335	—	22,252	—

Total real estate construction	56,426	72,940	—	69,962	787

Equity lines of credit	5,341	6,325	—	3,951	—
Installment:
Consumer	658	976	—	287	—

Total installment	658	976	—	287	—

Lease financing	28	5,225	—	699	98

Total with no related allowance	$99,655	$129,072	$—	$110,397	$1,378

With an allowance recorded:
Commercial	$15,627	$21,377	$7,135	$14,477	$—
Commercial real estate mortgages	10,811	11,215	1,551	11,169	—
Residential mortgages:
Fixed	515	535	40	740	—
Variable	1,449	1,476	68	1,153	—

Total residential mortgages	1,964	2,011	108	1,893	—

Real estate construction:
Construction	—	—	—	3,534	—
Land	19,385	29,381	4,377	8,298	—

Total real estate construction	19,385	29,381	4,377	11,832	—

Equity lines of credit	1,292	1,461	91	1,435	6
Installment:
Commercial	—	—	—	1,380	—

Total installment	—	—	—	1,380	—

Lease financing	—	—	—	171	—

Total with an allowance	$49,079	$65,445	$13,262	$42,357	$6

Total impaired loans by type:
Commercial	$25,780	$32,965	$7,135	$21,002	$—
Commercial real estate mortgages	30,678	35,198	1,551	29,754	269
Residential mortgages	9,146	10,046	108	12,281	224
Real estate construction	75,811	102,321	4,377	81,794	787
Equity lines of credit	6,633	7,786	91	5,386	6
Installment	658	976	—	1,667	—
Lease financing	28	5,225	—	870	98

Total impaired loans	$148,734	$194,517	$13,262	$152,754	$1,384

(1)
The table has been revised to present unpaid contractual principal balances, whereas the Company had previously disclosed unpaid contractual principal balances that were net of charge-offs.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At December 31, 2012, impaired loans included $9.3 million of loans previously reported as impaired that are less than $1 million.

        Impaired loans at December 31, 2012 and 2011 included $48.8 million and $46.6 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

        The following table provides a summary of loans modified in a troubled debt restructuring during the year ended December 31, 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Year ended December 31, 2012
Commercial	20	$38,371	$19,671	$10,528
Commercial real estate mortgages	2	15,833	16,287	—
Residential mortgages:
Fixed	4	2,233	1,068	485
Real estate construction:
Construction	3	14,857	4,633	—
Land	1	8,420	7,918	264

Total real estate construction	4	23,277	12,551	264

Equity lines of credit	1	256	146	—

Total troubled debt restructured loans	31	$79,970	$49,723	$11,277

Year ended December 31, 2011
Commercial	12	$12,305	$12,111	$1,490
Commercial real estate mortgages	5	12,908	12,899	—
Residential mortgages:
Variable	1	969	933	—
Real estate construction:
Construction	6	26,814	26,814	—
Land	6	29,153	29,042	1,813

Total real estate construction	12	55,967	55,856	1,813

Lease financing	9	765	—	—

Total troubled debt restructured loans	39	$82,914	$81,799	$3,303

(1)
Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of TDR loans that subsequently defaulted during the year ended December 31, 2012 that had been modified as a troubled debt restructuring during the 12 months prior to their default:

	Year ended December 31, 2012			Year ended December 31, 2011
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	6	$689	$300	1	$45	$1
Commercial real estate mortgages	1	13,802	—	—	—	—
Real estate construction:
Land	2	420	—	2	6,339	—

Total loans that subsequently defaulted	9	$14,911	$300	3	$6,384	$1

        A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower's financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with pre-modification outstanding balances totaling $80.0 million and $82.9 million were modified in troubled debt restructurings during the years ended December 31, 2012 and 2011, respectively. The concessions granted in the restructurings completed in 2012 largely consisted of interest rate concessions and modification of payment terms to interest only. The unpaid principal balance of TDR loans was $94.9 million, before specific reserves of $1.7 million, at December 31, 2012, and $89.4 million, before specific reserves of $1.7 million, at December 31, 2011. The net increase in TDR loans from the prior year-end was attributable to $78.8 million of additions that were partially offset by $61.3 million of payments received and $15.5 million of charge-offs. The remaining change in TDR loans was a result of other adjustments. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

        During the year ended December 31, 2012, six commercial loans, two land loans and one commercial real estate loan that had been restructured within the preceding 12 months subsequently defaulted. The defaults were primarily due to missed or late payments. As of December 31, 2012, four of the commercial loans had paid off and one land loan was charged-off. All other TDR loans were performing in accordance with their restructured terms at December 31, 2012. As of December 31, 2012, commitments to lend additional funds on restructured loans totaled $3.7 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at December 31, 2012 and 2011 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2012
Commercial	$6,207	$4,219	$602	$9,087	$20,115	$6,191,238	$6,211,353
Commercial real estate mortgages	16,968	3,249	—	33,198	53,415	2,776,279	2,829,694
Residential mortgages:
Fixed	—	1,969	379	4,902	7,250	1,458,224	1,465,474
Variable	—	—	—	4,701	4,701	2,492,030	2,496,731

Total residential mortgages	—	1,969	379	9,603	11,951	3,950,254	3,962,205

Real estate construction:
Construction	—	—	—	15,067	15,067	150,548	165,615
Land	—	859	—	25,815	26,674	30,491	57,165

Total real estate construction	—	859	—	40,882	41,741	181,039	222,780

Equity lines of credit	3,407	480	—	6,424	10,311	701,439	711,750
Installment:
Commercial	—	—	—	—	—	437	437
Consumer	58	35	—	473	566	141,790	142,356

Total installment	58	35	—	473	566	142,227	142,793

Lease financing	2,633	2	—	120	2,755	734,965	737,720

Total	$29,273	$10,813	$981	$99,787	$140,854	$14,677,441	$14,818,295

December 31, 2011
Commercial	$6,817	$1,003	$—	$19,888	$27,708	$4,818,886	$4,846,594
Commercial real estate mortgages	5,838	—	—	21,948	27,786	2,082,963	2,110,749
Residential mortgages:
Fixed	662	525	379	5,572	7,138	1,574,658	1,581,796
Variable	—	2,983	—	4,199	7,182	2,174,240	2,181,422

Total residential mortgages	662	3,508	379	9,771	14,320	3,748,898	3,763,218

Real estate construction:
Construction	—	—	—	15,582	15,582	202,279	217,861
Land	—	—	—	35,294	35,294	62,454	97,748

Total real estate construction	—	—	—	50,876	50,876	264,733	315,609

Equity lines of credit	—	—	74	8,669	8,743	732,338	741,081
Installment:
Commercial	—	—	—	4	4	601	605
Consumer	150	—	—	870	1,020	131,022	132,042

Total installment	150	—	—	874	1,024	131,623	132,647

Lease financing	—	—	—	—	—	399,487	399,487

Total	$13,467	$4,511	$453	$112,026	$130,457	$12,178,928	$12,309,385

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of contractual interest foregone on nonaccrual loans, excluding covered loans, for 2012, 2011 and 2010:

	December 31,
(in thousands)	2012	2011	2010
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$8,549	$15,465	$17,869
Less: Interest income recognized on nonaccrual loans on a cash basis	(1,446)	(1,494)	(1,689)

Interest income foregone on nonaccrual loans	$7,103	$13,971	$16,180

Credit Quality Monitoring

        The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of December 31, 2012 and 2011. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	December 31, 2012			December 31, 2011
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$6,073,459	$137,894	$6,211,353	$4,732,663	$113,931	$4,846,594
Commercial real estate mortgages	2,705,469	124,225	2,829,694	1,930,001	180,748	2,110,749
Residential mortgages:
Fixed	1,449,270	16,204	1,465,474	1,565,420	16,376	1,581,796
Variable	2,479,449	17,282	2,496,731	2,163,458	17,964	2,181,422

Total residential mortgages	3,928,719	33,486	3,962,205	3,728,878	34,340	3,763,218

Real estate construction:
Construction	119,189	46,426	165,615	147,916	69,945	217,861
Land	27,492	29,673	57,165	43,717	54,031	97,748

Total real estate construction	146,681	76,099	222,780	191,633	123,976	315,609

Equity lines of credit	685,011	26,739	711,750	724,045	17,036	741,081
Installment:
Commercial	437	—	437	601	4	605
Consumer	141,662	694	142,356	130,921	1,121	132,042

Total installment	142,099	694	142,793	131,522	1,125	132,647

Lease financing	733,803	3,917	737,720	396,256	3,231	399,487

Total	$14,415,241	$403,054	$14,818,295	$11,834,998	$474,387	$12,309,385

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

        The following is a summary of activity in the allowance for losses on covered loans:

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of period	$64,565	$67,389
Provision for losses	45,346	43,646
Charge-offs	—	(325)
Reduction in allowance due to loan removals	(65,130)	(46,145)

Balance, end of period	$44,781	$64,565

        The allowance for losses on covered loans was $44.8 million and $64.6 million as of December 31, 2012 and 2011, respectively. The Company recorded provision expense of $45.3 million and $43.6 million on covered loans in 2012 and 2011, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss and prepayment forecasts were based on the results of management's review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid-off, fully charged off, sold or transferred to OREO.

        Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. At December 31, 2012 and 2011, there were no acquired impaired covered loans accounted for under ASC 310-30 that were on nonaccrual status. There were no covered loans outside the scope of ASC 310-30 that were on nonaccrual status or considered impaired as of December 31, 2012. Of the population of covered loans that are accounted for outside the scope of ASC 310-30, the Company had $0.4 million of acquired covered loans that were on nonaccrual status and were considered to be impaired as of December 31, 2011.

        At December 31, 2012, covered loans that were 30 to 89 days delinquent totaled $43.4 million and covered loans that were 90 days or more past due on accrual status totaled $112.4 million. At December 31, 2011, covered loans that were 30 to 89 days delinquent totaled $49.1 million and covered loans that were 90 days or more past due on accrual status totaled $330.2 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Other Real Estate Owned

        The following table provides a summary of OREO activity for 2012 and 2011:

	2012			2011
(in thousands)	Non-Covered	Covered OREO	Total	Non-Covered	Covered OREO	Total
Balance, beginning of year	$30,790	$98,550	$129,340	$57,317	$120,866	$178,183
Additions	14,177	50,377	64,554	18,486	102,541	121,027
Sales	(17,147)	(70,211)	(87,358)	(40,413)	(83,414)	(123,827)
Valuation adjustments	(6,793)	(20,440)	(27,233)	(4,600)	(41,443)	(46,043)

Balance, end of year	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340

        At December 31, 2012, OREO was $79.3 million and included $58.3 million of covered OREO. At December 31, 2011, OREO was $129.3 million and included $98.6 million of covered OREO. The balance of OREO at December 31, 2012 and 2011 is net of valuation allowances of $33.6 million and $37.4 million, respectively.

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

Note 9. Premises and Equipment

        The following is a summary of the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2012
Premises, including land of $3,511	$158,389	$105,933	$52,456	Up to 39 years
Furniture, fixtures and equipment	155,311	118,796	36,515	3 to 10 years
Software	131,075	70,613	60,462	5 years

Total	$444,775	$295,342	$149,433

December 31, 2011
Premises, including land of $3,511	$153,578	$97,906	$55,672	Up to 39 years
Furniture, fixtures and equipment	183,186	146,762	36,424	3 to 10 years
Software	119,767	68,222	51,545	5 years

Total	$456,531	$312,890	$143,641

        Depreciation and amortization expense was $32.5 million, $27.6 million and $25.8 million in 2012, 2011 and 2010, respectively. Net rental payments on operating leases included in Net occupancy of premises in the consolidated statements of income were $52.5 million, $45.4 million and $46.5 million in 2012, 2011 and 2010, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Premises and Equipment (Continued)

        The future net minimum rental commitments were as follows at December 31, 2012:

(in thousands)	Net Minimum Rental Commitments
2013	$41,667
2014	44,007
2015	43,287
2016	39,313
2017	35,388
Thereafter	132,146

$335,808

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The allowance thus created is being accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2012, the Company is contractually entitled to receive minimum future rentals of $5.4 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 10. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of the Company's goodwill for the years ended December 31, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of period	$486,383	$486,070
Acquired goodwill	156,239	333
Other adjustments	—	(20)

Balance, end of period	$642,622	$486,383

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets (Continued)

        The following table presents the gross carrying amounts and accumulated amortization for the Company's other intangible assets:

	December 31, 2012			December 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-relationship intangibles:
Core deposit intangibles	$27,710	$(23,234)	$4,476	$27,710	$(20,121)	$7,589
Client advisory contracts	64,433	(22,540)	41,893	45,396	(18,594)	26,802
Other client service contracts	2,187	(417)	1,770	2,187	(208)	1,979

Total	$94,330	$(46,191)	$48,139	$75,293	$(38,923)	$36,370

        In 2012, the Company recorded $68.4 million of goodwill related to its acquisition of FAEF, and $86.5 million of goodwill and $19.0 million of client advisory contract intangibles related to its acquisition of Rochdale. Refer to Note 3, Business Combinations, for further discussion of the acquisitions.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2012, the estimated aggregate amortization of intangibles for the years 2013 through 2017 is $7.5 million, $5.8 million, $4.9 million, $4.5 million and $4.5 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill for impairment during the fourth quarter of 2012. The goodwill assessment was performed at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. An assessment of qualitative factors was completed to determine whether it was more likely than not that the fair value of the reporting units was less than their carrying amounts at the assessment date. The qualitative factors considered included trends in the financial markets and financial services industry, the Company's competitive strengths relative to its peers, the Company's financial performance for 2012 and its prospects for future growth. Based upon the assessment performed, the Company's management concluded that goodwill was not impaired at December 31, 2012. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations.

        Management completed an assessment of other intangible assets during the fourth quarter of 2012. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets (Continued)

The estimated undiscounted cash flows for core deposit and client contract intangibles exceeded their carrying amounts at December 31, 2012. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2012.

Note 11. Deposits and Borrowed Funds

        Total deposits were $23.50 billion at December 31, 2012, and were comprised of non-interest bearing deposits of $14.26 billion and interest-bearing deposits of $9.24 billion. In 2011, total deposits were $20.39 billion, and consisted of noninterest-bearing deposits of $11.15 billion and interest-bearing deposits of $9.24 billion.

        Total time deposits were $767.9 million and $911.4 million at December 31, 2012 and 2011, respectively. The following table sets forth the maturity distribution of time deposits as of December 31, 2012:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Time deposits, $100,000 and over	$440.2	$48.6	$26.7	$25.3	$22.3	$1.4	$564.5
Other time deposits	173.5	17.8	4.8	3.5	3.5	0.3	203.4

Total time deposits	$613.7	$66.4	$31.5	$28.8	$25.8	$1.7	$767.9

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of December 31, 2012 and 2011 are provided below:

(in thousands) (1)	December 31, 2012	December 31, 2011
Short-term borrowings
Current portion of senior notes:
City National Corporation—5.125% Senior Notes Due February 2013	$206,581	$—
Federal funds purchased	1,214,200	50,000
Current portion of nonrecourse debt (5)	3,017	—

Total short-term borrowings	$1,423,798	$50,000

Long-term debt
Senior notes:
City National Corporation—5.125% Senior Notes Due February 2013	$—	$215,848
City National Corporation—5.25% Senior Notes Due September 2020	297,613	297,308
Subordinated debt:
City National Bank—9.00% Subordinated Notes Due July 2019 (2)	49,755	49,718
City National Bank—9.00% Subordinated Notes Due August 2019	74,876	74,858
City National Bank—Fixed and Floating Subordinated Notes due August 2019 (3)	54,909	54,895
City National Bank—5.375% Subordinated Notes Due July 2022	148,642	—
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,152	5,151
Nonrecourse debt (5)	75,104	—

Total long-term debt	$706,051	$697,778

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

(4)
These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of December 31, 2012, the interest rate was approximately 2.28 percent.

(5)
Nonrecourse debt bears interest at an average rate of 3.95 percent as of December 31, 2012 and has maturity dates ranging from January 2013 to December 2019.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        On April 30, 2012, the Company assumed $320.9 million in borrowings in its acquisition of FAEF. Subsequent to the acquisition date, the Company paid off a significant portion of the outstanding balance and as of December 31, 2012, FAEF borrowings were comprised of $78.1 million of nonrecourse debt. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

        On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds were used for general corporate purposes.

        Details regarding federal funds purchased, securities sold under repurchase agreements and other short-term borrowings for the year ended December 31, 2012, 2011 and 2010 follow:

	2012			2011			2010
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$1,214,200	$52,051	0.09%	$50,000	$3,145	0.07%	$—	$29,131	0.10%
Securities sold under repurchase agreements	—	—	—	—	—	—	—	134,178	3.92
Other short-term borrowings	—	—	—	—	694	—	620	711	0.08

Total	$1,214,200	$52,051	0.09%	$50,000	$3,839	0.06%	$620	$164,020	3.23%

Maximum month-end balance
Federal funds purchased	$1,214,200			$100,000			$99,394
Securities sold under repurchase agreements	—			—			200,000
Other short-term borrowings	—			720			750

        The following table provides the maturity distribution of long-term debt as of December 31, 2012:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$297.6	$297.6
Subordinated and junior subordinated debt	—	—	—	—	—	333.4	333.4
Nonrecourse debt	—	11.2	22.4	21.9	13.2	6.4	75.1

Total long-term debt	$—	$11.2	$22.4	$21.9	$13.2	$637.4	$706.1

        The Company has a remaining borrowing capacity of $4.52 billion as of December 31, 2012, secured by collateral, with the FHLB, of which the Bank is a member.

Note 12. Shareholders' Equity

        On November 13, 2012, the Corporation issued 7,000,000 depositary shares, each representing a 1/40th interest in a share of 5.50% Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million. Dividends on the preferred stock will be payable quarterly, in arrears, if declared by the Corporation's Board of Directors. The preferred stock has no maturity date

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after five years from the date of issuance.

        The components of AOCI at December 31, 2012 and 2011 are as follows:

	December 31,
(in thousands)	2012	2011
Net unrealized gain on securities available-for-sale	$86,526	$73,235
Net unrealized gain on cash flow hedges	56	222
Pension liability adjustment	—	(1,085)

Total accumulated other comprehensive income	$86,582	$72,372

        The following table presents the tax effects allocated to each component of other comprehensive income for the year ended December 31, 2012, 2011 and 2010:

(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax
For the year ended December 31, 2012
Securities available-for-sale:
Net unrealized gains arising during the period	$24,020	$10,047	$13,973
Reclassification adjustment for net gains included in net income	(183)	(76)	(107)
Non-credit related impairment loss	(988)	(413)	(575)
Net change on cash flow hedges	(166)	—	(166)
Pension liability adjustment	1,085	—	1,085

Total other comprehensive income	$23,768	$9,558	$14,210

For the year ended December 31, 2011
Securities available-for-sale:
Net unrealized gains arising during the period	$72,499	$30,326	$42,173
Reclassification adjustment for net gains included in net income	(4,955)	(2,073)	(2,882)
Non-credit related impairment loss	(4,198)	(1,756)	(2,442)
Net change on cash flow hedges	(962)	—	(962)
Pension liability adjustment	(368)	—	(368)

Total other comprehensive income	$62,016	$26,497	$35,519

For the year ended December 31, 2010
Securities available-for-sale:
Net unrealized gains arising during the period	$73,808	$30,874	$42,934
Reclassification adjustment for net losses included in net income	8,914	3,744	5,170
Non-credit related impairment loss	(7,482)	(3,130)	(4,352)
Net change on cash flow hedges	(6,321)	(3,134)	(3,187)
Pension liability adjustment	(663)	—	(663)

Total other comprehensive income	$68,256	$28,354	$39,902

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. The Corporation did not repurchase any shares of its common stock in 2012, 2011 and 2010 under the repurchase program. As of December 31, 2012, there were 1,140,400 shares that may yet be purchased under the January 24, 2008 buyback initiative. The Corporation received no shares in payment for the exercise price of stock options.

        The following table summarizes the Company's share repurchases for the three months ended December 31, 2012. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 1, 2012 to October 31, 2012	581	$50.28
November 1, 2012 to November 30, 2012	—	—
December 1, 2012 to December 31, 2012	988	50.37

	1,569	50.34

Note 13. Availability of Funds from Subsidiaries and Capital

        The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. As of December 31, 2012, the Corporation had 175,000 shares of preferred stock outstanding.

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. The Bank may pay dividends to the Corporation without prior regulatory consent subject to certain legal and regulatory limitations, and as long as the dividends do not exceed the Bank's net profits for the current and prior two years less previous dividends and capital distributions. Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. The Corporation had no borrowings from the Bank at either December 31, 2012 or December 31, 2011.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2012, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2012, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2012
Total capital (to risk weighted assets)	$2,331.9	12.52%	$1,490.2	≥ 8.0%	$1,862.7	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,753.3	9.41%	745.1	≥ 4.0%	1,117.6	≥ 6.0%
Tier 1 capital (to average assets)	1,753.3	6.60%	1,063.4	≥ 4.0%	—	—
As of December 2011
Total capital (to risk weighted assets)	$1,963.0	12.83%	$1,224.4	≥ 8.0%	$1,530.5	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,570.1	10.26%	612.2	≥ 4.0%	918.3	≥ 6.0%
Tier 1 capital (to average assets)	1,570.1	6.77%	927.5	≥ 4.0%	—	—

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2012
Total capital (to risk weighted assets)	$2,388.5	12.93%	$1,478.2	≥ 8.0%	$1,847.8	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,825.5	9.88%	739.1	≥ 4.0%	1,108.7	≥ 6.0%
Tier 1 capital (to average assets)	1,825.5	6.92%	1,055.6	≥ 4.0%	1,319.5	≥ 5.0%
As of December 2011
Total capital (to risk weighted assets)	$2,228.3	14.68%	$1,214.0	≥ 8.0%	$1,517.6	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,856.3	12.23%	607.0	≥ 4.0%	910.5	≥ 6.0%
Tier 1 capital (to average assets)	1,856.3	8.07%	920.1	≥ 4.0%	1,150.1	≥ 5.0%

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Earnings per Common Share (Continued)

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2012	2011	2010
Basic EPS:
Net income attributable to City National Corporation	$208,049	$172,421	$131,177
Less: Dividends and accretion on preferred stock	—	—	5,702

Net income available to common shareholders	$208,049	$172,421	$125,475
Less: Earnings allocated to participating securities	3,008	2,678	1,605

Earnings allocated to common shareholders	$205,041	$169,743	$123,870

Weighted average common shares outstanding	53,211	52,439	51,992

Basic earnings per common share	$3.85	$3.24	$2.38

Diluted EPS:
Earnings allocated to common shareholders (1)	$205,050	$169,759	$123,882

Weighted average common shares outstanding	53,211	52,439	51,992
Dilutive effect of equity awards	264	410	463

Weighted average diluted common shares outstanding	53,475	52,849	52,455

Diluted earnings per common share	$3.83	$3.21	$2.36

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options and common stock warrant. Antidilutive stock options and common stock warrant are not included in the calculation of basic or diluted EPS. There were 2.8 million average outstanding stock options that were antidilutive for 2012, compared to 2.9 million average outstanding stock options for 2011 and 1.9 million average outstanding stock options and a 0.3 million average outstanding common stock warrant for 2010.

Note 15. Share-Based Compensation

        On December 31, 2012, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the "Plan"), which was originally approved by the Company's shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the plan. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $18.6 million, $19.5 million and $16.7 million for 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $7.8 million, $8.1 million and $7.0 million for 2012, 2011 and 2010, respectively. The Company received $22.4 million and $5.1 million in cash for the exercise of stock options during 2012 and 2011, respectively. The actual

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

tax benefit realized for the tax deductions from stock option exercises was $2.7 million and $1.2 million for 2012 and 2011, respectively.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of December 31, 2012. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.

        Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock and restricted stock unit awards granted under the Plan generally vest over five years. In general, twenty-five percent of the restricted stock vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. A participant with restricted stock awards is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock unit awards are entitled to dividend equivalents, but have no voting rights.

        In February 2012, the Company amended the Plan to permit the grant of cash-settled restricted stock units. In general, twenty-five percent of the cash-settled restricted stock units vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. The units are subject to forfeiture until the restrictions lapse or terminate. Upon vesting, the units are converted to cash based on the closing stock price at vesting date and distributed to plan participants. Plan participants are entitled to dividend equivalents, which vest and are paid in cash at the same time as the underlying cash-settled restricted stock units. Dividend equivalents are subject to forfeiture in the same manner as the underlying cash-settled restricted stock units. Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of award and subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement.

        The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan), a termination of service due to death or total disability (as defined in the Plan), or at the discretion of the Company. Unvested awards are forfeited upon termination of employment, except for those instances noted above. The Company generally issues treasury shares upon share option exercises. At December 31, 2012, there were approximately 2.0 million shares available for future grants.

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

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	December 31,
	2012	2011	2010
Weighted-average volatility	30.55%	30.90%	31.41%
Dividend yield	2.14%	1.67%	0.73%
Expected term (in years)	6.11	6.11	6.10
Risk-free interest rate	1.43%	2.86%	2.91%

        Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2012, 2011 and 2010 were $11.63, $17.55 and $16.82, respectively. The total intrinsic values of options exercised during the years ended December 31, 2012, 2011 and 2010 were $8.0 million, $2.8 million and $11.8 million, respectively.

        A summary of option activity and related information for the years ended December 31, 2012, 2011 and 2010 is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2012	4,990	$52.61
Granted	614	46.70
Exercised	(599)	37.44
Forfeited or expired	(588)	52.14

Outstanding at December 31, 2012	4,417	$53.91	$17,514	5.58

Exercisable at December 31, 2012	2,888	$57.28	$10,150	4.25

(1)
Includes in-the-money options only.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

	2011		2010
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,650	$51.38	4,862	$49.64
Granted	581	59.46	591	50.34
Exercised	(138)	36.80	(645)	36.85
Forfeited or expired	(103)	56.96	(158)	53.30

Outstanding at December 31	4,990	$52.61	4,650	$51.38

Exercisable	3,349	$55.62	2,897	$57.10

        A summary of changes in unvested options and related information for the year ended December 31, 2012 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2012	1,641	$13.57
Granted	614	11.63
Vested	(677)	12.31
Forfeited	(49)	13.04

Unvested at December 31, 2012	1,529	$13.36

        The number of options vested during the year ended December 31, 2012, 2011 and 2010 was 677,282, 656,461 and 603,051, respectively. The total fair value of options vested during 2012, 2011 and 2010 was $8.3 million, $7.8 million and $7.4 million, respectively. As of December 31, 2012, there was $12.9 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

        A summary of changes in restricted stock and related information for the year ended December 31, 2012 is presented below:

Restricted Stock (1)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2012	875	$50.12
Granted	84	47.12
Vested	(192)	46.58
Forfeited	(20)	48.66

Unvested at December 31, 2012	747	$50.73

(1)
Includes restricted stock units.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $47.12, $60.56 and $50.75, respectively. The number of restricted shares vested during 2012, 2011 and 2010 was 191,965, 157,245 and 115,764. The total fair value of restricted stock vested during 2012, 2011 and 2010 was $8.9 million, $7.7 million and $7.7 million, respectively. As of December 31, 2012, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $20.6 million. That cost is expected to be recognized over a weighted-average period of 3.0 years.

        A summary of changes in cash-settled restricted stock units for the year ended December 31, 2012 is presented below:

Cash-Settled Restricted Stock Units	Number of Shares (in thousands)
Unvested at January 1, 2012	—
Granted	103
Vested	—
Forfeited	(2)

Unvested at December 31, 2012	101

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2012 and 2011. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	December 31, 2012			December 31, 2011
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps—fair value:
Long-term and subordinated debt	$205.5	$2.2	$—	$207.4	$9.8	$—

Total derivatives designated as hedging instruments	$205.5	$2.2	$—	$207.4	$9.8	$—

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$2,243.6	$64.0	$64.0	$1,482.1	$51.3	$52.5
Interest-rate caps, floors and collars	240.1	0.2	0.2	267.1	0.3	0.3
Options purchased	2.0	0.2	0.2	2.0	0.1	0.1
Options written	2.0	—	—	2.0	—	—

Total interest-rate contracts	$2,487.7	$64.4	$64.4	$1,753.2	$51.7	$52.9

Option contracts	$—	$0.7	$—	$—	$0.7	$—
Foreign exchange contracts:
Spot and forward contracts	$231.4	$1.5	$1.3	$203.8	$2.1	$2.1

Total derivatives not designated as hedging instruments	$2,719.1	$66.6	$65.7	$1,957.0	$54.5	$55.0

(1)
Derivative assets include the estimated gain to settle a derivative contract net of cash collateral received from counterparties plus net interest receivable. Derivative liabilities include the estimated loss to settle a derivative contract.

Derivatives Designated as Hedging Instruments

        As of December 31, 2012, the Company had $205.5 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at December 31, 2012. The positive fair value of the fair value hedges of $2.2 million is recorded in other assets. It includes a mark-to-market asset of $1.1 million and net interest receivable of $1.1 million. The balance of borrowings reported in the consolidated balance sheet includes a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments (Continued)

        As of December 31, 2011, the Company had $207.4 million notional amount of interest-rate swap hedge transactions, all of which were designated as fair value hedges. There were no cash flow hedges at December 31, 2011. The positive fair value of the fair value hedges of $9.8 million is recorded in other assets. It includes a mark-to-market asset of $8.8 million and net interest receivable of $1.0 million. The balance of borrowings reported in the consolidated balance sheet includes an $8.8 million mark-to-market adjustment associated with interest-rate hedge transactions.

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2012 and 2011 is provided below:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivative Instruments Designated as Hedging Instruments		2012	2011	2010
Interest-rate swaps-fair value	Interest expense	$(8.2)	$(14.1)	$(17.3)
Interest-rate swaps-cash flow	Interest income	0.2	1.0	8.5

Total income		$8.4	$15.1	$25.8

        Fair value and cash flow interest-rate swaps increased net interest income by $8.4 million, $15.1 million and $25.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the year ended December 31, 2012 and 2011. The $0.2 million of gain on cash flow hedges reclassified from AOCI to interest income for the year ended December 31, 2012 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their maturity dates for which the hedged transactions had yet to occur. The amount of gains on cash flow hedges reclassified from AOCI to interest income for 2011 and 2010 was $1.0 million and $8.5 million, respectively. At December 31, 2012, the balance of deferred gain on terminated swaps reported in AOCI was $0.1 million. This balance will be amortized into interest income within the next 12 months.

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

income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2012, 2011 and 2010:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivatives Not Designated as Hedging Instruments		2012	2011	2010
Interest-rate contracts	Other noninterest income	$1.1	$(1.1)	$(0.4)
Option contracts	Other noninterest income	(1.7)	0.1	(0.1)
Foreign exchange contracts	International services income	26.1	24.1	21.3

Total income		$25.5	$23.1	$20.8

Credit Risk Exposure and Collateral

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company's credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company's debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2012 was $43.4 million. The Company delivered collateral valued at $30.7 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at December 31, 2012.

        The Company's interest-rate swaps had $1.6 million and $5.3 million of credit risk exposure at December 31, 2012 and 2011, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. Collateral in the form of securities valued at $1.0 million and $5.0 million had been received from swap counterparties at December 31, 2012 and 2011, respectively. The Company delivered collateral valued at $18.0 million on swap agreements that did not have credit-risk-related contingent features at December 31, 2011.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2012
Federal	$60,253	$9,525	$69,778
State	26,260	2,784	29,044

Total	$86,513	$12,309	$98,822

2011
Federal	$80,707	$(26,635)	$54,072
State	31,792	(8,303)	23,489

Total	$112,499	$(34,938)	$77,561

2010
Federal	$12,381	$20,125	$32,506
State	(16,425)	9,974	(6,451)

Total	$(4,044)	$30,099	$26,055

        The Company recognized income tax expense of $98.8 million, $77.6 million and $26.1 million in 2012, 2011 and 2010, respectively. The effective tax rate for 2012 was equal to 32.1 percent of pretax income, compared to an effective tax rate of 30.6 percent for 2011 and 16.2 percent for 2010.

        The Company had income taxes receivable of $59.6 million and $40.3 million at December 31, 2012 and 2011, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	December 31,
(in thousands)	2012	2011
Deferred tax assets:
Allowance for credit losses	$137,680	$129,931
Federal and state carryforwards	665	—
Accrued expenses	79,416	68,981
Nonaccrual interest income	20,912	16,766
Basis difference in OREO and loans	—	15,118
Unrealized losses on cash flow hedges	—	607
Share-based compensation	28,993	26,471
Basis difference in investments	12,952	12,179
Other	3,306	3,910

Total gross deferred tax assets	283,924	273,963
Deferred tax liabilities:
Core deposit and other intangibles	11,353	5,268
State income taxes	7,763	6,625
Depreciation	6,371	2,814
Basis difference in OREO and loans	890	—
Deferred loan origination costs	8,483	6,728
Prepaid expenses	3,784	2,760
Unrealized gains on securities available-for-sale	62,225	53,308
Leasing activities	43,176	20,950
Basis difference in FHLB stock	13,331	19,755
Other	2,087	226

Total gross deferred tax liabilities	159,463	118,434

Net deferred tax assets	$124,461	$155,529

        The tax benefit of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. To the extent the deferred tax asset is subsequently determined to be less than more likely than not to be realized, a valuation allowance is recorded. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2012, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.1	6.2	5.9
Tax exempt income	(4.2)	(4.0)	(6.3)
Affordable housing investments	(4.7)	(5.0)	(7.2)
FTB settlement and other adjustments	—	—	(9.5)
All other, net	(0.1)	(1.6)	(1.7)

Effective tax provision	32.1%	30.6%	16.2%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance and other adjustments.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2012. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is expected to be minimal.

        From time to time, there may be differences in opinions with respect to the tax treatment accorded transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. As of December 31, 2012, the Company does not have any tax positions which dropped below a more likely than not threshold.

        A reconciliation of unrecognized tax benefits for 2012 and 2011 is as follows:

	For the year ended December 31,
(in thousands)	2012	2011
Balance, beginning of the year	$4,279	$4,164
Additions for tax positions of current year	194	443
Reductions for tax positions of prior years	—	(273)
Settlements	—	(55)

Balance, end of the year	$4,473	$4,279

        As of December 31, 2012 and 2011, the total tax liabilities associated with unrecognized tax benefits that, if recognized would impact the effective tax rate, is $2.9 million and $2.8 million, respectively.

        The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of $0.2 million

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

and $0.4 million for 2012 and 2011, respectively, and $0.4 million of benefit on interest and penalties in 2010. The Company had approximately $3.4 million and $3.2 million of accrued interest and penalties as of December 31, 2012 and 2011, respectively. The Company does not expect a material change in the total amount of unrecognized tax benefits within the next twelve months.

Note 18. Employee Benefit Plans

Defined Contribution Plan

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service ("IRS") regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $20.4 million, $17.6 million and $13.0 million for 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

        The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, "directors' fees") until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors' fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.7 million, $0.9 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Plans

        The Company administers a Supplemental Executive Retirement Plan ("SERP") for one of its executive officers. On March 14, 2012, the SERP was amended. In exchange for cancellation of the executive officer's rights to receive supplemental retirement benefits under the SERP, the executive officer would receive fully vested interests in a deferred compensation stock fund under the amended plan. The present value of the accumulated SERP benefit under the amended plan at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company's stock on March 14, 2012. The benefit was converted

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Employee Benefit Plans (Continued)

to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million for the year ended December 31, 2012. The Company recognized total expense related to this SERP of $1.9 million, $0.9 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company also has a SERP covering three former executives of Pacific Bank, which the Company acquired in 2000. As of December 31, 2012, there was an unfunded pension liability for this SERP of $2.3 million. Expense for the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.3 million and $0.1 million, respectively.

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

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had outstanding off-balance sheet loan commitments aggregating $6.48 billion and $5.67 billion at December 31, 2012 and 2011, respectively, compared to total outstanding loan balances of $15.85 billion and $13.79 billion, respectively.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $765.0 million outstanding in letters of credit at December 31, 2012, of which $659.2 million relate to standby letters of credit and $105.8 million relate to commercial letters of credit. In 2011, the Company had $723.5 million outstanding in letters of credit, comprised of $609.8 million in standby letters of credit and $113.7 million in commercial letters of credit.

        As of December 31, 2012, the Company had private equity fund and alternative investment commitments of $68.9 million of which $61.3 million was funded. As of December 31, 2011, the Company had private equity fund and alternative investment commitments of $68.9 million of which $57.9 million was funded. At December 31, 2012 and 2011, the Company had affordable housing fund commitments of $58.6 million and $39.6 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Commitments and Contingencies (Continued)

        The Bank is party to a limited number of risk participation agreements with agent banks on swap agreements between the agent bank and a borrower. The Bank has participation interests in the loans originated by the agent banks. Under the agreements, the Bank has assumed responsibility for its pro rata share of the exposure on the swaps should a borrower fail to perform. The fair value of risk participation guarantees was $0.4 million and $0.3 million at December 31, 2012 and 2011, respectively, and is reported in Other liabilities on the consolidated balance sheets.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        In 2012, the Company was engaged in an arbitration of a legal claim and reached a settlement of $4.8 million. Net charges of $4.5 million and $0.3 million were included in Other operating expense in the noninterest expense section of the consolidated statements of income for the years ended December 31, 2012 and 2011, respectively.

Note 20. Variable Interest Entities

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $154.0 million and $121.0 million at December 31, 2012 and 2011, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $58.6 million at December 31, 2012. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        Of the affordable housing investments held as of December 31, 2012, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $2.3 million aggregate carrying value of these investments at December 31, 2012. There were no unfunded commitments for these affordable housing investments at December 31, 2012.

        The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $36.1 million and $39.9 million at December 31, 2012 and 2011, respectively, and is included in Other

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Variable Interest Entities (Continued)

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

        As of December 31, 2012, affiliate noncontrolling owners held equity interests with an estimated fair value of $41.1 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

        Redeemable noncontrolling interest is not considered to be permanent equity and continues to be reported in the mezzanine section between liabilities and equity in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Noncontrolling Interest (Continued)

        The following is a summary of activity for redeemable noncontrolling interest for each of the periods presented:

	For the year ended December 31,
(in thousands)	2012	2011	2010
Balance, beginning of year	44,643	$45,676	$51,381
Net income	1,084	1,956	1,779
Distributions to redeemable noncontrolling interest	(1,451)	(2,061)	(2,105)
Additions and redemptions, net	(2,811)	(5,304)	(6,231)
Adjustments to fair value	(353)	5,003	852
Other	—	(627)	—

Balance, end of year	$41,112	$44,643	$45,676

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

        The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking and Core Branch Banking operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage loans, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia.

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

	For the year ended December 31, 2012
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$724,610	$3,671	$102,555	$830,836
Provision for credit losses on loans and leases, excluding covered loans	10,000	—	—	10,000
Provision for losses on covered loans	45,346	—	—	45,346
Noninterest income	215,397	187,838	(45,632)	357,603
Depreciation and amortization	14,207	7,289	18,257	39,753
Noninterest expense	686,295	167,909	(68,819)	785,385

Income before income taxes	184,159	16,311	107,485	307,955
Provision for income taxes	77,347	6,395	15,080	98,822

Net income	106,812	9,916	92,405	209,133
Less: Net income attributable to noncontrolling interest	—	1,084	—	1,084

Net income attributable to City National Corporation	$106,812	$8,832	$92,405	$208,049

Selected Average Balances:
Loans and leases, excluding covered loans	$13,223,860	$—	$61,360	$13,285,220
Covered loans	1,268,513	—	—	1,268,513
Total assets	14,835,858	589,948	9,810,366	25,236,172
Deposits	21,063,846	102,144	462,878	21,628,868
Goodwill	370,487	203,362	—	573,849
Customer-relationship intangibles, net	7,790	35,598	—	43,388

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2011
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$740,445	$2,113	$30,432	$772,990
Provision for credit losses on loans and leases, excluding covered loans	12,500	—	—	12,500
Provision for losses on covered loans	43,646	—	—	43,646
Noninterest income	222,279	162,238	(42,650)	341,867
Depreciation and amortization	14,656	5,205	15,462	35,323
Noninterest expense	683,816	147,307	(61,351)	769,772

Income before income taxes	208,106	11,839	33,671	253,616
Provision (benefit) for income taxes	87,405	4,151	(13,995)	77,561

Net income	120,701	7,688	47,666	176,055
Less: Net income attributable to noncontrolling interest	—	1,956	1,678	3,634

Net income attributable to City National Corporation	$120,701	$5,732	$45,988	$172,421

Selected Average Balances:
Loans and leases, excluding covered loans	$11,641,976	$—	$56,412	$11,698,388
Covered loans	1,699,182	—	—	1,699,182
Total assets	13,820,611	549,917	8,157,222	22,527,750
Deposits	18,862,701	64,919	378,083	19,305,703
Goodwill	324,872	161,630	—	486,502
Customer-relationship intangibles, net	11,713	27,715	—	39,428

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Segment Results (Continued)

	For the year ended December 31, 2010
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$702,788	$1,694	$25,843	$730,325
Provision for credit losses on loans and leases, excluding covered loans	103,000	—	—	103,000
Provision for losses on covered loans	76,218	—	—	76,218
Noninterest income	277,883	155,724	(72,232)	361,375
Depreciation and amortization	13,764	6,507	14,610	34,881
Noninterest expense	629,692	145,175	(58,418)	716,449

Income (loss) before income taxes	157,997	5,736	(2,581)	161,152
Provision (benefit) for income taxes	66,358	1,662	(41,965)	26,055

Net income	91,639	4,074	39,384	135,097
Less: Net income attributable to noncontrolling interest	—	1,779	2,141	3,920

Net income attributable to City National Corporation	$91,639	$2,295	$37,243	$131,177

Selected Average Balances:
Loans and leases, excluding covered loans	$11,530,140	$50	$46,190	$11,576,380
Covered loans	1,940,316	—	—	1,940,316
Total assets	14,134,625	557,818	6,464,218	21,156,661
Deposits	17,289,288	47,450	531,654	17,868,392
Goodwill	319,376	161,642	—	481,018
Customer-relationship intangibles, net	12,563	30,608	—	43,171

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2012	2011
Assets
Cash	$295,314	$58,671
Securities	61,250	76,723
Other assets	71,885	81,339
Investment in City National Bank	2,407,500	2,260,564
Investment in non-bank subsidiaries	194,973	198,486

Total assets	$3,030,922	$2,675,783

Liabilities
Short-term borrowings	$206,581	$—
Long-term debt	302,765	518,307
Other liabilities	16,258	12,627

Total liabilities	525,604	530,934
Total shareholders' equity	2,505,318	2,144,849

Total liabilities and shareholders' equity	$3,030,922	$2,675,783

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2012	2011	2010
Income
Dividends from Bank and non-bank subsidiaries	$89,000	$30,000	$—
Interest and dividend income and other income	20,308	14,171	6,209
Gain (loss) on sale of securities	930	3,170	(509)

Total income	110,238	47,341	5,700

Expense
Interest on other borrowings	18,779	18,533	26,567
Other expenses	10,631	5,804	4,097

Total expenses	29,410	24,337	30,664

Income (loss) before taxes and equity in undistributed income of Bank and non-bank subsidiaries	80,828	23,004	(24,964)
Income tax benefit	(3,424)	(8,059)	(15,942)

Income (loss) before equity in undistributed income of Bank and non-bank subsidiaries	84,252	31,063	(9,022)
Equity in undistributed income of Bank and non-bank subsidiaries	123,797	141,358	139,486

Net income	$208,049	$172,421	$130,464
Less: Net loss attributable to noncontrolling interest	—	—	(713)

Net income attributable to City National Corporation	$208,049	$172,421	$131,177
Less: Dividends and accretion on preferred stock	—	—	5,702

Net income available to common shareholders	$208,049	$172,421	$125,475

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2012	2011	2010
Cash Flows From Operating Activities
Net income	$208,049	$172,421	$130,464
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(123,797)	(141,358)	(139,486)
Other, net	13,199	20,382	13,127

Net cash provided by operating activities	97,451	51,445	4,105

Cash Flows From Investing Activities
Purchase of securities available-for-sale	—	(65,019)	(352,133)
Sales and paydowns of securities available-for-sale	16,516	77,779	304,694
Net advances to subsidiaries	(1,335)	—	(8,265)
Cash paid for acquisition	—	—	(6,140)
Other, net	11,641	11,036	2,520

Net cash provided by (used in) investing activities	26,822	23,796	(59,324)

Cash Flows For Financing Activities
Net (decrease) increase in other borrowings	(1,875)	(757)	50,000
Cash dividends	(80,380)	(42,489)	(24,012)
Issuance (redemption) of preferred stock	169,108	—	(200,000)
Repurchase of common stock warrant	—	—	(18,500)
Proceeds from exercise of stock options	22,428	5,089	23,764
Other, net	3,089	1,999	470

Net cash provided by (used in) financing activities	112,370	(36,158)	(168,278)

Net increase (decrease) in cash and cash equivalents	236,643	39,083	(223,497)
Cash and cash equivalents at beginning of year	58,671	19,588	243,085

Cash and cash equivalents at end of year	$295,314	$58,671	$19,588