Form 10-Q
period 2013-03-31
CITY NATIONAL CORP
filed 2013-05-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 54,149,103 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share amounts)	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$144,290	$151,969
Due from banks - interest-bearing	123,146	246,336
Federal funds sold and securities purchased under resale agreements	219,500	17,100
Securities available-for-sale - cost $7,610,489 and $9,057,238 at March 31, 2013 and December 31, 2012, respectively:
Securities pledged as collateral	40,102	48,697
Held in portfolio	7,697,949	9,157,292
Securities held-to-maturity - fair value $1,434,836 and $1,446,599 at March 31, 2013 and December 31, 2012, respectively	1,400,890	1,398,403
Trading securities	53,526	115,059
Loans and leases, excluding covered loans	15,216,906	14,818,295
Less: Allowance for loan and lease losses	282,328	277,888
Loans and leases, excluding covered loans, net	14,934,578	14,540,407
Covered loans, net of allowance for loan losses	909,563	986,223
Net loans and leases	15,844,141	15,526,630
Premises and equipment, net	152,389	149,433
Deferred tax asset	133,923	124,461
Goodwill	642,622	642,622
Customer-relationship intangibles, net	46,207	48,139
Affordable housing investments	150,466	154,011
Customers’ acceptance liability	1,581	7,859
Other real estate owned ($43,751 and $58,276 covered by FDIC loss share at March 31, 2013 and December 31, 2012, respectively)	63,537	79,303
FDIC indemnification asset	142,906	150,018
Other assets	576,579	601,160
Total assets	$27,433,754	$28,618,492
Liabilities
Demand deposits	$13,800,017	$14,264,797
Interest checking deposits	2,132,392	2,459,972
Money market deposits	5,705,033	5,610,844
Savings deposits	425,935	398,824
Time deposits-under $100,000	232,350	203,422
Time deposits-$100,000 and over	641,859	564,496
Total deposits	22,937,586	23,502,355
Short-term borrowings	806,760	1,423,798
Long-term debt	702,967	706,051
Reserve for off-balance sheet credit commitments	25,205	24,837
Acceptances outstanding	1,581	7,859
Other liabilities	361,653	407,162
Total liabilities	24,835,752	26,072,062
Redeemable noncontrolling interest	41,113	41,112
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 175,000 shares issued at March 31, 2013 and December 31, 2012	169,920	169,920
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,133,065 and 53,885,886 shares issued at March 31, 2013 and December 31, 2012, respectively	54,133	53,886
Additional paid-in capital	496,013	490,339
Accumulated other comprehensive income	74,222	86,582
Retained earnings	1,788,041	1,738,957
Treasury shares, at cost - 495,447 and 669,454 shares at March 31, 2013 and December 31, 2012, respectively	(25,440)	(34,366)
Total common shareholders’ equity	2,386,969	2,335,398
Total shareholders’ equity	2,556,889	2,505,318
Total liabilities and shareholders’ equity	$27,433,754	$28,618,492

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2013	2012
Interest income
Loans and leases	$170,290	$168,102
Securities	44,262	45,387
Due from banks - interest-bearing	112	93
Federal funds sold and securities purchased under resale agreements	1,136	10
Total interest income	215,800	213,592
Interest expense
Deposits	2,939	4,033
Federal funds purchased and securities sold under repurchase agreements	278	31
Subordinated debt	6,106	4,061
Other long-term debt	4,979	4,754
Other short-term borrowings	425	—
Total interest expense	14,727	12,879
Net interest income	201,073	200,713
Provision for credit losses on loans and leases, excluding covered loans	—	—
Provision for losses on covered loans	9,892	7,466
Net interest income after provision	191,181	193,247
Noninterest income
Trust and investment fees	46,653	33,654
Brokerage and mutual fund fees	8,066	5,028
Cash management and deposit transaction charges	13,009	11,168
International services	9,619	8,785
FDIC loss sharing (expense) income, net	(4,352)	866
Gain on disposal of assets	1,114	2,191
Gain on sale of securities	1,046	449
Other	18,373	13,559
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(492)	(2,432)
Less: Portion of loss recognized in other comprehensive income	492	2,432
Net impairment loss recognized in earnings	—	—
Total noninterest income	93,528	75,700
Noninterest expense
Salaries and employee benefits	128,195	120,245
Net occupancy of premises	15,989	13,686
Legal and professional fees	11,612	11,880
Information services	9,391	8,149
Depreciation and amortization	8,172	7,428
Amortization of intangibles	1,932	1,886
Marketing and advertising	8,316	6,816
Office services and equipment	4,946	3,948
Other real estate owned	5,250	12,094
FDIC assessments	5,481	4,479
Other operating	12,056	10,109
Total noninterest expense	211,340	200,720
Income before income taxes	73,369	68,227
Income taxes	21,261	21,719
Net income	$52,108	$46,508
Less: Net income attributable to noncontrolling interest	585	243
Net income attributable to City National Corporation	$51,523	$46,265
Less: Dividends on preferred stock	2,406	—
Net income available to common shareholders	$49,117	$46,265
Net income per common share, basic	$0.90	$0.86
Net income per common share, diluted	$0.90	$0.86
Weighted average common shares outstanding, basic	53,731	52,741
Weighted average common shares outstanding, diluted	54,068	53,021
Dividends per common share	$—	$0.25

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2013	2012
Net income	$52,108	$46,508
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(11,523)	9,570
Reclassification adjustment for net gains included in net income	(516)	(229)
Non-credit related impairment loss	(286)	(1,414)
Net change on cash flow hedges (1)	(35)	(42)
Pension liability adjustment	—	1,085
Total other comprehensive (loss) income	(12,360)	8,970
Comprehensive income	$39,748	$55,478
Less: Comprehensive income attributable to noncontrolling interest	585	243
Comprehensive income attributable to City National Corporation	$39,163	$55,235

(1) See Note 12 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$52,108	$46,508
Adjustments to net income:
Provision for losses on covered loans	9,892	7,466
Amortization of intangibles	1,932	1,886
Depreciation and amortization	8,172	7,428
Share-based employee compensation expense	5,091	4,706
Deferred income tax (benefit) expense	(598)	297
Gain on disposal of assets	(1,114)	(2,191)
Gain on sale of securities	(1,046)	(449)
Other, net	1,472	(2,430)
Net change in:
Trading securities	61,692	(20,559)
Other assets and other liabilities, net	(25,394)	(41,395)
Net cash provided by operating activities	112,207	1,267
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(293,985)	(629,049)
Sales of securities available-for-sale	1,034,250	5,173
Maturities and paydowns of securities available-for-sale	695,518	1,362,442
Purchase of securities held-to-maturity	(9,965)	(530,159)
Maturities and paydowns of securities held-to-maturity	6,736	1,005
Loan originations, net of principal collections	(313,834)	(346,887)
Net payments for premises and equipment	(11,128)	(7,025)
Net cash paid in acquisitions	—	(850)
Other investing activities, net	23,927	20,592
Net cash provided by (used in) investing activities	1,131,519	(124,758)
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(564,769)	400,155
Net decrease in federal funds purchased and securities sold under repurchase agreements	(510,600)	(40,000)
Net increase in short-term borrowings	100,000	—
Issuance of long-term debt	5,603	—
Repayment of long-term debt	(214,081)	(1,500)
Proceeds from exercise of stock options	11,835	2,000
Tax benefit from exercise of stock options	2,627	770
Cash dividends paid	(2,406)	(13,302)
Other financing activities, net	(404)	(1,272)
Net cash (used in) provided by financing activities	(1,172,195)	346,851
Net increase in cash and cash equivalents	71,531	223,360
Cash and cash equivalents at beginning of year	415,405	244,814
Cash and cash equivalents at end of period	$486,936	$468,174
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$26,960	$22,386
Income taxes	9,261	27,163
Non-cash investing activities:
Transfer of loans to other real estate owned	$9,675	$8,292
Transfer of SERP liability to equity	—	8,348

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income	earnings	shares	equity

Balance, January 1, 2012	53,885,886	$—	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$2,144,849
Net income (1)	—	—	—	—	—	46,265	—	46,265
Other comprehensive income, net of tax	—	—	—	—	8,970	—	—	8,970
Issuance of shares under share-based compensation plans	—	—	—	(12,175)	—	—	12,337	162
Share-based employee compensation expense	—	—	—	4,549	—	—	—	4,549
Tax expense from share-based compensation plans	—	—	—	(136)	—	—	—	(136)
Common stock dividends	—	—	—	—	—	(13,373)	—	(13,373)
Net change in deferred compensation plans	—	—	—	42	—	—	—	42
Change in redeemable noncontrolling interest	—	—	—	(111)	—	—	—	(111)
Other (2)	—	—	—	8,348	—	—	—	8,348
Balance, March 31, 2012	53,885,886	$—	$53,886	$489,717	$81,342	$1,644,861	$(70,241)	$2,199,565

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	51,523	—	51,523
Other comprehensive loss, net of tax	—	—	—	—	(12,360)	—	—	(12,360)
Issuance of shares under share-based compensation plans	247,179	—	247	(337)	—	—	8,926	8,836
Share-based employee compensation expense	—	—	—	4,297	—	—	—	4,297
Tax benefit from share-based compensation plans	—	—	—	1,651	—	—	—	1,651
Dividends:
Preferred	—		—	—	—	(2,406)		(2,406)
Common	—	—	—	—	—	(33)	—	(33)
Net change in deferred compensation plans	—	—	—	122	—	—	—	122
Change in redeemable noncontrolling interest	—	—	—	(59)	—	—	—	(59)
Balance, March 31, 2013	54,133,065	$169,920	$54,133	$496,013	$74,222	$1,788,041	$(25,440)	$2,556,889

(1)                                 Net income excludes net income attributable to redeemable noncontrolling interest of $585 and $243 for the three month periods ended March 31, 2013 and 2012, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

(2)                                 Conversion of pension liability to equity due to SERP amendment. See Note 14 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of March 31, 2013, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank’s wholly owned subsidiaries, after the elimination of all material intercompany transactions. It also includes noncontrolling interest, which is the portion of equity in a subsidiary not attributable to a parent. Redeemable noncontrolling interests are noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable noncontrolling interests of third parties in the Corporation’s investment advisory affiliates are not considered to be permanent equity and are reflected in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests’ share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned (“OREO”), valuation of share-based compensation awards, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation (“FDIC”) indemnification assets, valuation of noncontrolling interest, and the valuation of financial assets and liabilities reported at fair value.

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Note 1. Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses. The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results for the 2013 interim period are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2012 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2013. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2013.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

During the three months ended March 31, 2013, the following accounting pronouncements applicable to the Company were issued or became effective:

•                  In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-06, Business Combinations (Topic 805), Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). ASU 2012-06 clarifies existing guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Existing guidance specifies that an acquirer must record an indemnification asset at the same time as it recognizes the indemnified item in a business combination. The indemnification asset is initially and subsequently measured on the same basis as the indemnified item, subject to any contractual limitations on its amount or management’s assessment of its collectability. Under ASU 2012-06, when there is a subsequent change in the cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitation of the indemnification agreement. Any amortization of changes in value shall be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. Adoption of ASU 2012-06 on January 1, 2013 did not have a significant impact on the Company’s consolidated financial statements.

•                  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Accounting Standards Codification (“ASC”) or subject to a master netting arrangement or similar agreement. The Company adopted ASU 2013-01 for first quarter 2013 reporting. Refer to Note 19 for balance sheet offsetting disclosures.

Note 1. Summary of Significant Accounting Policies (Continued)

•                  In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220), Reporting of Amounts Reclassified out of Other Comprehensive Income (“ASU 2013-02”). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASU 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•                  In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405), Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. Examples of obligations within the scope of the ASU include debt arrangements, other contractual obligations and settled litigation. ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Business Combinations

Rochdale Investment Management

On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), a New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. The investment firm was acquired with both cash and contingent consideration, and operates as a wholly owned subsidiary of the Bank.

The Company recognized goodwill of approximately $86.5 million and a client contract intangible of $19.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $46.7 million. The contingent consideration arrangements require the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the next six years if certain criteria, such as revenue growth and pre-tax margin, are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the total consideration payment could be in the range of $32 million to $74 million, but will ultimately be determined based on actual future results.

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

Excluding the effects of acquisition accounting adjustments, the Company acquired approximately $343.0 million in assets and assumed $325.0 million in liabilities. The Company acquired lease receivables with a fair value of $318.3 million and assumed borrowings and nonrecourse debt with a fair value of $320.9 million. The Company recognized goodwill of approximately $68.4 million.

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$30,370	$30,370	$—	$—
Federal agency - Debt	1,114,603	—	1,114,603	—
Federal agency - MBS	645,480	—	645,480	—
CMOs - Federal agency	5,139,231	—	5,139,231	—
CMOs - Non-agency	50,776	—	50,776	—
State and municipal	445,170	—	398,960	46,210
Other debt securities	309,392	—	294,117	15,275
Equity securities and mutual funds	3,029	3,029	—	—
Trading securities	53,526	50,783	2,743	—
Mark-to-market derivatives (1)	59,055	382	58,673	—
Total assets at fair value	$7,850,632	$84,564	$7,704,583	$61,485

Liabilities
Mark-to-market derivatives	$57,862	$—	$57,862	$—
Contingent consideration liability	48,273	—	—	48,273
FDIC clawback liability	10,765	—	—	10,765
Other liabilities	344	—	344	—
Total liabilities at fair value (2)	$117,244	$—	$58,206	$59,038

Redeemable noncontrolling interest	$41,113	—	—	$41,113

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial real estate mortgages	$7,300	$—	$—	$7,300
Other real estate owned (4)	13,337	—	11,218	2,119
Private equity and alternative investments	686	—	—	686
Total assets at fair value	$21,323	$—	$11,218	$10,105

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes covered OREO.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$20,397	$20,397	$—	$—
Federal agency - Debt	2,349,202	—	2,349,202	—
Federal agency - MBS	693,032	—	693,032	—
CMOs - Federal agency	5,318,253	—	5,318,253	—
CMOs - Non-agency	61,513	—	61,513	—
State and municipal	454,474	—	407,429	47,045
Other debt securities	307,417	—	289,275	18,142
Equity securities and mutual funds	1,701	1,701	—	—
Trading securities	115,059	113,010	2,049	—
Mark-to-market derivatives (1)	67,496	218	67,278	—
Total assets at fair value	$9,388,544	$135,326	$9,188,031	$65,187

Liabilities
Mark-to-market derivatives	$64,432	$—	$64,432	$—
Contingent consideration liability	47,724	—	—	47,724
FDIC clawback liability	9,970	—	—	9,970
Other liabilities	368	—	368	—
Total liabilities at fair value (2)	$122,494	$—	$64,800	$57,694

Redeemable noncontrolling interest	$41,112	$—	$—	$41,112

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,655	$—	$—	$2,655
Commercial real estate mortgages	10,963	—	3,950	7,013
Residential mortgages	1,811	—	—	1,811
Real estate construction	7,918	—	—	7,918
Home equity loans and lines of credit	780	—	—	780
Installment	550	—	550	—
Other real estate owned (5)	44,396	—	34,624	9,772
Private equity and alternative investments	6,178	—	—	6,178
Total assets at fair value	$75,251	$—	$39,124	$36,127

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes lease financing.

(5) Includes covered OREO.

Note 3. Fair Value Measurements (Continued)

At March 31, 2013, $7.85 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $9.39 billion, or 33 percent, at December 31, 2012. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than 1 percent of total assets were measured using Level 3 inputs. At March 31, 2013, $117.2 million of the Company’s total liabilities were recorded at fair value using Level 2 or Level 3 inputs, compared with $122.5 million at December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the three months ended March 31, 2013. At March 31, 2013, $21.3 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $75.3 million at December 31, 2012. These assets represent less than one percent of total assets and were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)	$19,583	$(8,103)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(795)	—	(616)
Included in other comprehensive income	(199)	—	—	964	—
Settlements	(3,555)	—	—	(1,562)	—
Other (1)	52	(549)	—	24	—
Balance, end of period	$61,485	$(48,273)	$(10,765)	$19,009	$(8,719)

(1)    Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale and accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the three months ended March 31, 2013 and 2012.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities available-for-sale. At March 31, 2013, municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Senior notes totaling $15.3 million at March 31, 2013 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. Refer to Note 2, Business Combinations, for further discussion of the methodology used to value the contingent consideration liability. The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions and (3) credit assumptions.

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the three months ended March 31, 2013 and 2012. Paydowns of $3.6 million and $1.6 million were received on Level 3 assets measured on a recurring basis for the three months ended March 31, 2013 and 2012, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at March 31, 2013	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$7,300	Market	- Adjustments to external or internal appraised values (1)
			- Probability weighting of broker price opinions
			- Management assumptions regarding market trends or other relevant factors

Other real estate owned	$2,119	Market	- Adjustments to external or internal appraised values (1)
			- Probability weighting of broker price opinions
			- Management assumptions regarding market trends or other relevant factors

Private equity and alternative investments	$686	Cost Recovery	- Management’s assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

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

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Collateral dependent impaired loans:
Commercial	$—	$(368)
Commercial real estate mortgages	145	(365)
Residential mortgages	9	(582)
Real estate construction	—	(6,472)
Home equity loans and lines of credit	116	54
Installment	(138)	(107)
Other real estate owned (1)	(2,853)	(8,465)
Private equity and alternative investments	(399)	(127)
Total net losses recognized	$(3,120)	$(16,432)

(1)         Net losses on OREO includes $2.8 million and $7.6 million of net losses related to covered OREO for the three months ended March 31, 2013 and 2012, respectively, a significant portion of which is reimbursable by the FDIC.

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. Refer to Note 1, Summary of Significant Accounting Policies, in the Company’s 2012 Form 10-K for additional information on fair value measurements.

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

Note 3. Fair Value Measurements (Continued)

The following tables summarize the carrying amounts and estimated fair values of those financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets. The tables also provide information on the level in the fair value hierarchy for inputs used in determining the fair value of those financial instruments. Most financial assets and financial liabilities for which carrying amount equals fair value are considered by the Company to be Level 1 measurements in the fair value hierarchy.

	March 31, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$144.3	$144.3	$144.3	$—	$—
Due from banks - interest bearing	123.1	123.1	123.1	—	—
Federal funds sold and securities purchased under resale agreements	219.5	219.5	19.5	200.0	—
Securities held-to-maturity	1,400.9	1,434.8	—	1,434.8	—
Loans and leases, net of allowance	14,934.6	15,416.9	—	—	15,416.9
Covered loans, net of allowance	909.6	975.1	—	—	975.1
FDIC indemnification asset	142.9	118.8	—	—	118.8
Investment in FHLB and FRB stock	84.1	84.1	—	84.1	—

Financial Liabilities:
Deposits	$22,937.6	$22,941.7	$—	$22,063.4	$878.3
Federal funds purchased and securities sold under repurchase agreements	703.6	703.6	703.6	—	—
Other short-term borrowings	103.2	103.2	100.0	—	3.2
Long-term debt	703.0	785.2	—	713.1	72.1

	December 31, 2012
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$152.0	$152.0	$152.0	$—	$—
Due from banks - interest bearing	246.3	246.3	246.3	—	—
Federal funds sold	17.1	17.1	17.1	—	—
Securities held-to-maturity	1,398.4	1,446.6	—	1,446.6	—
Loans and leases, net of allowance	14,540.4	14,988.6	—	4.5	14,984.1
Covered loans, net of allowance	986.2	1,055.0	—	—	1,055.0
FDIC indemnification asset	150.0	123.9	—	—	123.9
Investment in FHLB and FRB stock	90.0	90.0	—	90.0	—

Financial Liabilities:
Deposits	$23,502.4	$23,506.9	$—	$22,734.5	$772.4
Federal funds purchased and securities sold under repurchase agreements	1,214.2	1,214.2	1,214.2	—	—
Other short-term borrowings	209.6	210.7		207.6	3.1
Long-term debt	706.1	774.8	—	698.9	75.9

Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

Cash and due from banks, Due from banks—interest bearing, Federal funds sold and Securities purchased under resale agreements — For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of securities purchased under term resale agreements is determined using a combination of quoted market prices and observable market inputs such as interest rates and credit spreads.

Note 3. Fair Value Measurements (Continued)

Securities held-to-maturity — For securities held-to-maturity, the fair value is generally determined by quoted market prices, where available, or on observable market inputs appropriate for the type of security.

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

Investment in FHLB and FRB stock — Investments in Federal Home Loan Bank of San Francisco (“FHLB”) and Federal Reserve Bank (“FRB”) stock are recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FRB and FHLB stock is equal to the carrying amount.

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

Note 4. Securities

At March 31, 2013, the Company had total securities of $9.19 billion, comprised of securities available-for-sale at fair value of $7.74 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $53.5 million. At December 31, 2012, the Company had total securities of $10.72 billion, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at March 31, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2013
Securities available-for-sale:
U.S. Treasury	$30,353	$17	$—	$30,370
Federal agency - Debt	1,111,725	2,951	(73)	1,114,603
Federal agency - MBS	611,286	35,131	(937)	645,480
CMOs - Federal agency	5,068,740	81,888	(11,397)	5,139,231
CMOs - Non-agency	51,201	464	(889)	50,776
State and municipal	430,002	16,188	(1,020)	445,170
Other debt securities	306,845	7,722	(5,175)	309,392
Total debt securities	7,610,152	144,361	(19,491)	7,735,022
Equity securities and mutual funds	337	2,692	—	3,029
Total securities available-for-sale	$7,610,489	$147,053	$(19,491)	$7,738,051

Securities held-to-maturity (1):
Federal agency - Debt	$95,935	$3,596	$—	$99,531
Federal agency - MBS	305,881	8,867	(946)	313,802
CMOs - Federal agency	741,007	23,680	(1,960)	762,727
State and municipal	258,067	3,280	(2,571)	258,776
Total securities held-to-maturity	$1,400,890	$39,423	$(5,477)	$1,434,836

December 31, 2012
Securities available-for-sale:
U.S. Treasury	$20,393	$7	$(3)	$20,397
Federal agency - Debt	2,344,374	5,031	(203)	2,349,202
Federal agency - MBS	653,428	39,673	(69)	693,032
CMOs - Federal agency	5,233,126	91,165	(6,038)	5,318,253
CMOs - Non-agency	62,975	662	(2,124)	61,513
State and municipal	437,266	17,447	(239)	454,474
Other debt securities	305,340	7,945	(5,868)	307,417
Total debt securities	9,056,902	161,930	(14,544)	9,204,288
Equity securities and mutual funds	336	1,365	—	1,701
Total securities available-for-sale	$9,057,238	$163,295	$(14,544)	$9,205,989

Securities held-to-maturity (1):
Federal agency - Debt	$97,183	$4,032	$—	$101,215
Federal agency - MBS	303,642	11,490	(182)	314,950
CMOs - Federal agency	745,980	28,973	(382)	774,571
State and municipal	251,598	5,122	(857)	255,863
Total securities held-to-maturity	$1,398,403	$49,617	$(1,421)	$1,446,599

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $1.03 billion for the three months ended March 31, 2013, compared with $5.2 million for the three months ended March 31, 2012. There were no sales of securities held-to-maturity during the three months ended March 31, 2013 and March 31, 2012. The following table provides the gross realized gains and losses on the sales and calls of securities:

	For the three months ended
	March 31,
(in thousands)	2013	2012
Gross realized gains	$1,046	$496
Gross realized losses	—	(47)
Net realized gains	$1,046	$449

Interest income on securities for the three months ended March 31, 2013 and 2012 is comprised of: (i) taxable interest income of $39.8 million and $41.5 million, respectively (ii) nontaxable interest income of $4.4 million and $3.8 million, respectively, and (iii) dividend income of $19 thousand and $41 thousand, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2013, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$3,021	$27,349	$—	$—	$30,370
Federal agency - Debt	906,857	207,746	—	—	1,114,603
Federal agency - MBS	16	434,041	211,423	—	645,480
CMOs - Federal agency	174,283	4,750,547	214,401	—	5,139,231
CMOs - Non-agency	6,460	20,738	23,578	—	50,776
State and municipal	91,153	260,487	70,006	23,524	445,170
Other	13,016	296,376	—	—	309,392

Total debt securities available-for-sale	$1,194,806	$5,997,284	$519,408	$23,524	$7,735,022

Amortized cost	$1,190,413	$5,906,598	$489,221	$23,920	$7,610,152

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$—	$95,935	$95,935
Federal agency - MBS	—	2,438	303,443	—	305,881
CMOs - Federal agency	—	155,414	585,593	—	741,007
State and municipal	—	13,383	163,726	80,958	258,067
Total debt securities held-to-maturity at amortized cost	$—	$171,235	$1,052,762	$176,893	$1,400,890

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

Securities Deemed to be Other-Than-Temporarily Impaired

There were no impairment losses recorded in earnings for the three months ended March 31, 2013 and 2012. The Company recognized $0.5 million and $2.4 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at March 31, 2013 and 2012, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity at March 31, 2013.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2013 and 2012. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended
	March 31,
(in thousands)	2013	2012
Balance, beginning of period	$16,486	$17,531
Reduction for securities sold or redeemed	(12,761)	—
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	(49)	(162)
Balance, end of period	$3,676	$17,369

Non-Agency CMOs

The Company held $37.4 million of variable rate non-agency CMOs at March 31, 2013. The Company determined that $9.3 million of these non-agency CMOs were other-than-temporarily impaired. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized no credit-related impairment losses in earnings for the three months ended March 31, 2013 and 2012. The remaining

Note 4. Securities (Continued)

other-than-temporary impairment for these securities at March 31, 2013 and 2012 was recognized in AOCI. This non-credit portion of other-than-temporarily impairment is attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $13.4 million in fixed rate non-agency CMOs at March 31, 2013, none of which have experienced any other-than-temporary impairment.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss

March 31, 2013

Securities available-for-sale:
Federal agency - Debt	$141,151	$73	$—	$—	$141,151	$73
Federal agency - MBS (1)	84,678	937	46	—	84,724	937
CMOs - Federal agency	1,617,943	11,395	3,301	2	1,621,244	11,397
CMOs - Non-agency	—	—	19,090	889	19,090	889
State and municipal	45,745	950	3,530	70	49,275	1,020
Other debt securities	19,062	8	15,270	5,167	34,332	5,175
Total securities available-for-sale	$1,908,579	$13,363	$41,237	$6,128	$1,949,816	$19,491

Securities held-to-maturity:
Federal agency - MBS	$96,961	$946	$—	$—	$96,961	$946
CMOs - Federal agency	108,876	1,960	—	—	108,876	1,960
State and municipal	127,939	2,571	—	—	127,939	2,571
Total securities held-to-maturity	$333,776	$5,477	$—	$—	$333,776	$5,477

December 31, 2012

Securities available-for-sale:
U.S. Treasury	$5,096	$3	$—	$—	$5,096	$3
Federal agency - Debt	346,136	203	—	—	346,136	203
Federal agency - MBS (1)	50,932	69	46	—	50,978	69
CMOs - Federal agency	1,413,367	5,994	13,565	44	1,426,932	6,038
CMOs - Non-agency	—	—	25,484	2,124	25,484	2,124
State and municipal	85,550	225	810	14	86,360	239
Other debt securities	39,877	49	16,038	5,819	55,915	5,868
Total securities available-for-sale	$1,940,958	$6,543	$55,943	$8,001	$1,996,901	$14,544

Securities held-to-maturity:
Federal agency - MBS	$31,514	$182	$—	$—	$31,514	$182
CMOs - Federal agency	60,998	382	—	—	60,998	382
State and municipal	64,344	857	—	—	64,344	857
Total securities held-to-maturity	$156,856	$1,421	$—	$—	$156,856	$1,421

(1) The estimated gross unrealized loss for federal agency MBS securities in a continuous unrealized loss position of 12 months or greater was an insignificant amount as of March 31, 2013.

Note 4. Securities (Continued)

At March 31, 2013, the Company had $1.95 billion of securities available-for-sale in an unrealized loss position, consisting of $1.94 billion of temporarily impaired securities and $9.3 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $333.8 million of securities held-to-maturity in an unrealized loss position. At March 31, 2013, the Company had 337 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 4 federal agency debt securities, 15 federal agency MBS securities, 64 federal agency CMOs, 3 non-agency CMOs, 249 state and municipal securities and 2 other debt securities.

Other debt securities include the Company’s investments in two highly rated corporate debt and collateralized bond obligations backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDOs held in securities available-for-sale at March 31, 2013 are the most senior tranches of each issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair values of these securities were determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDOs had a $5.2 million net unrealized loss at March 31, 2013, which the Company attributes to the illiquid credit markets. The CDOs have collateral that well exceeds the outstanding debt. Security valuations reflect the current and prospective performance of the issuers whose debt is contained in these asset pools. The Company received a substantial paydown on one of the CDOs held during the first quarter. The Company expects to receive all remaining contractual principal and interest payments due on its CDOs. Additionally, the Company does not intend to sell the securities, and it is not more likely than not that it will be required to sell the securities before it recovers the cost basis of its investment.

At December 31, 2012, the Company had $2.00 billion of securities available-for-sale in an unrealized loss position, consisting of $1.98 billion of temporarily impaired securities and $16.2 million of securities that had non-credit related impairment recognized in AOCI. At December 31, 2012, the Company had $156.9 million of securities held-to-maturity in an unrealized loss position. At December 31, 2012, the Company had 231 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury note, 8 federal agency debt securities, 7 federal agency MBS, 53 federal agency CMOs, 4 non-agency CMOs, 152 state and municipal securities and 5 other debt securities.

Note 5. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $84.1 million and $90.0 million at March 31, 2013 and December 31, 2012, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock and does not consider its investments to be impaired at March 31, 2013.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $35.5 million at March 31, 2013 and $36.1 million at December 31, 2012. A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,
Fund Type	2013	2012
Private equity and venture capital	$20,484	$20,693
Real estate	8,855	9,223
Hedge	2,866	2,866
Other	3,306	3,309
Total	$35,511	$36,091

Note 5. Other Investments (Continued)

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $0.4 million and $0.1 million on its investments during the three months ended March 31, 2013 and March 31, 2012, respectively.

The table below provides information as of March 31, 2013 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (2)	$686	$179	None (1)	N/A

(1)  Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

(2)  Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,
(in thousands)	2013	2012
Commercial	$6,452,477	$6,211,353
Commercial real estate mortgages	2,937,457	2,829,694
Residential mortgages	4,027,741	3,962,205
Real estate construction	247,114	222,780
Home equity loans and lines of credit	696,679	711,750
Installment	137,545	142,793
Lease financing	717,893	737,720
Loans and leases, excluding covered loans	15,216,906	14,818,295
Less: Allowance for loan and lease losses	(282,328)	(277,888)
Loans and leases, excluding covered loans, net	14,934,578	14,540,407

Covered loans	951,917	1,031,004
Less: Allowance for loan losses	(42,354)	(44,781)
Covered loans, net	909,563	986,223

Total loans and leases	$16,168,823	$15,849,299
Total loans and leases, net	$15,844,141	$15,526,630

The loan amounts above include unamortized fees, net of deferred costs, of $6.2 million and $5.9 million as of March 31, 2013 and December 31, 2012, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at March 31, 2013, California represented 79 percent of total loans outstanding and New York and Nevada represented 7 percent and 2 percent, respectively. The remaining 12 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada. Within the Company’s covered loan portfolio at March 31, 2013, the five states with the largest concentration were California (37 percent), Texas (11 percent), Nevada (7 percent), Ohio (5 percent) and New York (4 percent). The remaining 36 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $951.9 million as of March 31, 2013 and $1.03 billion as of December 31, 2012. Covered loans, net of allowance for loan losses, were $909.6 million at March 31, 2013 and $986.2 million at December 31, 2012.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,
(in thousands)	2013	2012
Commercial	$9,611	$10,561
Commercial real estate mortgages	863,161	931,758
Residential mortgages	5,619	5,652
Real estate construction	69,380	78,554
Home equity loans and lines of credit	3,499	3,790
Installment	647	689
Covered loans	951,917	1,031,004
Less: Allowance for loan losses	(42,354)	(44,781)
Covered loans, net	$909,563	$986,223

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

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income at a level yield over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2013 and 2012:

	March 31,
(in thousands)	2013	2012
Balance, beginning of period	$295,813	$436,374
Accretion	(16,198)	(22,225)
Reclassifications from (to) nonaccretable yield	2,063	(21,468)
Disposals and other	(13,290)	(16,213)
Balance, end of period	$268,388	$376,468

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans.  Reclassifications between accretable yield and nonaccretable yield may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable yield to accretable yield during 2013 was principally driven by positive timing changes in cash flows, resulting mainly from changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $142.9 million at March 31, 2013 and $150.0 million at December 31, 2012.

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

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three months ended March 31, 2013 and 2012. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Unallocated	Total

Three months ended March 31, 2013

Allowance for loan and lease losses:
Beginning balance	$104,156	$48,240	$10,499	$13,130	$7,243	$1,847	$92,773	$277,888
Provision for credit losses (2)	6,068	4,251	(3,201)	(5,920)	(2,303)	(771)	1,508	(368)
Charge-offs	(1,362)	(45)	(105)	—	(240)	(271)	—	(2,023)
Recoveries	3,535	48	37	2,666	128	417	—	6,831
Net (charge-offs) recoveries	2,173	3	(68)	2,666	(112)	146	—	4,808
Ending balance	$112,397	$52,494	$7,230	$9,876	$4,828	$1,222	$94,281	$282,328

Ending balance of allowance:
Individually evaluated for impairment	$869	$1,148	$—	$867	$—	$—	$—	$2,884
Collectively evaluated for impairment	111,528	51,346	7,230	9,009	4,828	1,222	94,281	279,444

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$7,170,370	$2,937,457	$4,027,741	$247,114	$696,679	$137,545	$—	$15,216,906
Individually evaluated for impairment	26,639	42,747	7,963	44,346	2,140	—	—	123,835
Collectively evaluated for impairment	7,143,731	2,894,710	4,019,778	202,768	694,539	137,545	—	15,093,071

Three months ended March 31, 2012

Allowance for loan and lease losses:
Beginning balance	$82,965	$45,967	$14,029	$23,347	$8,024	$1,959	$86,266	$262,557
Provision for credit losses (2)	(4,161)	1,285	268	(1,355)	162	(438)	3,269	(970)
Charge-offs	(8,917)	(692)	(554)	(1,601)	(189)	(209)	—	(12,162)
Recoveries	14,200	26	60	1,705	35	626	—	16,652
Net (charge-offs) recoveries	5,283	(666)	(494)	104	(154)	417	—	4,490
Ending balance	$84,087	$46,586	$13,803	$22,096	$8,032	$1,938	$89,535	$266,077

Ending balance of allowance:
Individually evaluated for impairment	$3,335	$1,019	$331	$9,395	$38	$—	$—	$14,118
Collectively evaluated for impairment	80,752	45,567	13,472	12,701	7,994	1,938	89,535	251,959

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$5,573,782	$2,213,114	$3,805,807	$313,409	$715,997	$125,793	$—	$12,747,902
Individually evaluated for impairment	40,415	22,306	13,000	67,686	6,980	550	—	150,937
Collectively evaluated for impairment	5,533,367	2,190,808	3,792,807	245,723	709,017	125,243	—	12,596,965

(1)   Includes lease financing loans.

(2)          Provision for credit losses in the allowance rollforward for the three months ended March 31, 2013 and 2012 includes total transfers from the reserve for off-balance sheet credit commitments of $0.4 million and $1.0 million, respectively. There was no other provision for credit losses recognized for the three months ended March 31, 2013 and 2012.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of period	$24,837	$23,097
Transfers from allowance for loan and lease losses	368	970
Balance, end of period	$25,205	24,067

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at March 31, 2013, December 31, 2012 and March 31, 2012 is provided in the following tables:

		Unpaid		For the three months ended March 31, 2013
		Contractual		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2013
With no related allowance recorded:
Commercial	$19,066	$19,602	$—	$18,914	$419
Commercial real estate mortgages	29,403	34,927	—	36,142	235
Residential mortgages:
Fixed	3,917	4,246	—	3,699	18
Variable	4,046	4,354	—	4,456	14
Total residential mortgages	7,963	8,600	—	8,155	32
Real estate construction:
Construction	19,332	29,787	—	19,547	330
Land	12,164	24,071	—	18,956	34
Total real estate construction	31,496	53,858	—	38,503	364
Home equity loans and lines of credit	2,140	3,373	—	2,851	—
Installment:
Consumer	—	—	—	225	—
Total installment	—	—	—	225	—
Total with no related allowance	$90,068	$120,360	$—	$104,790	$1,050

With an allowance recorded:
Commercial	$7,573	$7,608	$869	$7,544	$46
Commercial real estate mortgages	13,344	13,689	1,148	11,773	168
Residential mortgages:
Fixed	—	—	—	232	—
Total residential mortgages	—	—	—	232	—
Real estate construction:
Land	12,850	13,165	867	6,425	213
Total real estate construction	12,850	13,165	867	6,425	213
Home equity loans and lines of credit	—	—	—	450	—
Total with an allowance	$33,767	$34,462	$2,884	$26,424	$427

Total impaired loans by type:
Commercial	$26,639	$27,210	$869	$26,458	$465
Commercial real estate mortgages	42,747	48,616	1,148	47,915	403
Residential mortgages	7,963	8,600	—	8,387	32
Real estate construction	44,346	67,023	867	44,928	577
Home equity loans and lines of credit	2,140	3,373	—	3,301	—
Installment	—	—	—	225	—
Total impaired loans	$123,835	$154,822	$2,884	$131,214	$1,477

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial	$18,761	$24,135	$—
Commercial real estate mortgages	42,882	49,110	—
Residential mortgages:
Fixed	3,482	3,757	—
Variable	4,865	5,437	—
Total residential mortgages	8,347	9,194	—
Real estate construction:
Construction	19,762	33,267	—
Land	25,748	41,016	—
Total real estate construction	45,510	74,283	—
Home equity loans and lines of credit	3,562	4,660	—
Installment:
Consumer	449	927	—
Total installment	449	927	—
Total with no related allowance	$119,511	$162,309	$—

With an allowance recorded:
Commercial	$7,516	$8,038	$952
Commercial real estate mortgages	10,203	10,783	1,326
Residential mortgages:
Fixed	463	507	9
Total residential mortgages	463	507	9
Home equity loans and lines of credit	899	965	116
Total with an allowance	$19,081	$20,293	$2,403

Total impaired loans by type:
Commercial	$26,277	$32,173	$952
Commercial real estate mortgages	53,085	59,893	1,326
Residential mortgages	8,810	9,701	9
Real estate construction	45,510	74,283	—
Home equity loans and lines of credit	4,461	5,625	116
Installment	449	927	—
Total impaired loans	$138,592	$182,602	$2,403

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended March 31, 2012
		Contractual		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
March 31, 2012
With no related allowance recorded:
Commercial	$27,822	$36,069	$—	$18,988	$—
Commercial real estate mortgages	14,008	19,022	—	16,938	69
Residential mortgages:
Fixed	2,666	3,194	—	3,080	—
Variable	6,567	7,240	—	5,128	—
Total residential mortgages	9,233	10,434	—	8,208	—
Real estate construction:
Construction	21,045	34,381	—	24,240	116
Land	24,090	27,340	—	26,541	—
Total real estate construction	45,135	61,721	—	50,781	116
Home equity loans and lines of credit	6,035	7,185	—	5,688	—
Installment:
Consumer	550	927	—	604	—
Total installment	550	927	—	604	—
Lease financing	—	—	—	14	—
Total with no related allowance	$102,783	$135,358	$—	$101,221	$185

With an allowance recorded:
Commercial	$12,593	$17,643	$3,335	$14,110	$—
Commercial real estate mortgages	8,298	8,715	1,019	9,555	—
Residential mortgages:
Fixed	2,341	2,367	287	1,428	—
Variable	1,426	1,476	44	1,438	—
Total residential mortgages	3,767	3,843	331	2,866	—
Real estate construction:
Land	22,551	34,312	9,395	20,968	—
Total real estate construction	22,551	34,312	9,395	20,968	—
Home equity loans and lines of credit	945	985	38	1,119	—
Total with an allowance	$48,154	$65,498	$14,118	$48,618	$—

Total impaired loans by type:
Commercial	$40,415	$53,712	$3,335	$33,098	$—
Commercial real estate mortgages	22,306	27,737	1,019	26,493	69
Residential mortgages	13,000	14,277	331	11,074	—
Real estate construction	67,686	96,033	9,395	71,749	116
Home equity loans and lines of credit	6,980	8,170	38	6,807	—
Installment	550	927	—	604	—
Lease financing	—	—	—	14	—
Total impaired loans	$150,937	$200,856	$14,118	$149,839	$185

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At March 31, 2013, impaired loans included $7.2 million of loans previously reported as impaired that are less than $1 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at March 31, 2013 and December 31, 2012 included $49.6 million and $48.8 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following tables provide a summary of loans modified in a troubled debt restructuring during the three months ended March 31, 2013 and 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended March 31, 2013
Commercial	4	$1,727	$1,704	$—
Home equity loans and lines of credit	1	345	345	—
Total troubled debt restructured loans	5	2,072	2,049	—

Three months ended March 31, 2012
Commercial	5	$16,982	$16,903	$—
Residential mortgages:
Fixed	1	655	655	—
Real estate construction:
Construction	1	5,532	5,532	—
Total troubled debt restructured loans	7	$23,169	$23,090	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the three months ended March 31, 2013 and 2012, that had been modified as a troubled debt restructuring during the 12 months prior to their default:

(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Three months ended March 31, 2013
Commercial	2	$1,886	$—
Home equity loans and lines of credit	1	145	—
Total loans that subsequently defaulted	3	$2,031	$—

Three months ended March 31, 2012
Commercial	1	$26	$10
Real estate construction:
Land	2	6,339	3,318
Total loans that subsequently defaulted	3	$6,365	$3,328

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $2.1 million and $23.2 million were modified in troubled debt restructurings during the three months ended March 31, 2013 and 2012, respectively. The concessions granted in the restructurings completed in 2013 largely consisted of maturity extensions and interest rate modifications.

The unpaid principal balance of TDR loans was $81.7 million, before specific reserves of $2.4 million, at March 31, 2013 and $94.9 million, before specific reserves of $1.7 million, at December 31, 2012. The net decrease in TDR loans from the prior year-end was primarily attributable to $14.4 million of loans restructured in an A/B note structure in the prior year that are performing in accordance with their restructured terms. Loans restructured in an A/B note restructuring are not reported as TDR loans in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate the lender was willing to accept at the time of restructuring for a new loan with comparable risk, and the loan is performing based on the terms in the restructuring agreement. In an A/B restructuring, the original note is separated into two notes where the A note represents the portion of the original loan that is expected to be fully paid, and the B note is the portion of the loan that is expected to be uncollectible. The B note is charged-off at the time of restructuring. The remaining change in TDR loans during the period was a result of the addition of new loans that were largely offset by payments received on existing TDR loans. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the three months ended March 31, 2013, two commercial loans and one equity line of credit that had been restructured within the preceding 12 months were not performing in accordance with their modified terms. The defaults were primarily due to missed or late payments. All other TDR loans were performing in accordance with their restructured terms at March 31, 2013. As of March 31, 2013, commitments to lend additional funds on restructured loans totaled $1.2 million.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at March 31, 2013 and December 31, 2012 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2013
Commercial	$7,929	$347	$—	$7,292	$15,568	$6,436,909	$6,452,477
Commercial real estate mortgages	16,960	—	—	23,066	40,026	2,897,431	2,937,457
Residential mortgages:
Fixed	—	233	1,033	4,579	5,845	1,436,801	1,442,646
Variable	—	—	—	4,557	4,557	2,580,538	2,585,095
Total residential mortgages	—	233	1,033	9,136	10,402	4,017,339	4,027,741
Real estate construction:
Construction	—	—	—	14,602	14,602	178,677	193,279
Land	3,537	—	—	25,006	28,543	25,292	53,835
Total real estate construction	3,537	—	—	39,608	43,145	203,969	247,114
Home equity loans and lines of credit	3,749	—	630	4,103	8,482	688,197	696,679
Installment:
Commercial	—	—	—	—	—	503	503
Consumer	138	17	—	70	225	136,817	137,042
Total installment	138	17	—	70	225	137,320	137,545
Lease financing	4,071	6	25	—	4,102	713,791	717,893
Total	$36,384	$603	$1,688	$83,275	$121,950	$15,094,956	$15,216,906

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2012
Commercial	$6,207	$4,219	$602	$9,087	$20,115	$6,191,238	$6,211,353
Commercial real estate mortgages	16,968	3,249	—	33,198	53,415	2,776,279	2,829,694
Residential mortgages:
Fixed	—	1,969	379	4,902	7,250	1,458,224	1,465,474
Variable	—	—	—	4,701	4,701	2,492,030	2,496,731
Total residential mortgages	—	1,969	379	9,603	11,951	3,950,254	3,962,205
Real estate construction:
Construction	—	—	—	15,067	15,067	150,548	165,615
Land	—	859	—	25,815	26,674	30,491	57,165
Total real estate construction	—	859	—	40,882	41,741	181,039	222,780
Home equity loans and lines of credit	3,407	480	—	6,424	10,311	701,439	711,750
Installment:
Commercial	—	—	—	—	—	437	437
Consumer	58	35	—	473	566	141,790	142,356
Total installment	58	35	—	473	566	142,227	142,793
Lease financing	2,633	2	—	120	2,755	734,965	737,720
Total	$29,273	$10,813	$981	$99,787	$140,854	$14,677,441	$14,818,295

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of March 31, 2013 and December 31, 2012. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	March 31, 2013			December 31, 2012
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$6,322,914	$129,563	$6,452,477	$6,073,459	$137,894	$6,211,353
Commercial real estate mortgages	2,821,000	116,457	2,937,457	2,705,469	124,225	2,829,694
Residential mortgages:
Fixed	1,419,798	22,848	1,442,646	1,449,270	16,204	1,465,474
Variable	2,569,427	15,668	2,585,095	2,479,449	17,282	2,496,731
Total residential mortgages	3,989,225	38,516	4,027,741	3,928,719	33,486	3,962,205
Real estate construction:
Construction	148,050	45,229	193,279	119,189	46,426	165,615
Land	24,989	28,846	53,835	27,492	29,673	57,165
Total real estate construction	173,039	74,075	247,114	146,681	76,099	222,780
Home equity loans and lines of credit	667,718	28,961	696,679	685,011	26,739	711,750
Installment:
Commercial	503	—	503	437	—	437
Consumer	136,925	117	137,042	141,662	694	142,356
Total installment	137,428	117	137,545	142,099	694	142,793
Lease financing	714,292	3,601	717,893	733,803	3,917	737,720
Total	$14,825,616	$391,290	$15,216,906	$14,415,241	$403,054	$14,818,295

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of period	$44,781	$64,565
Provision for losses	9,892	7,466
Reduction in allowance due to loan removals	(12,319)	(10,560)
Balance, end of period	$42,354	$61,471

The allowance for losses on covered loans was $42.4 million, $44.8 million and $61.5 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Company recorded provision expense of $9.9 million and $7.5 million on covered loans for the three months ended March 31, 2013 and 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid-off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status or considered impaired as of March 31, 2013 and December 31, 2012.

At March 31, 2013, covered loans that were 30 to 89 days delinquent totaled $42.6 million and covered loans that were 90 days or more past due on accrual status totaled $102.3 million. At December 31, 2012, covered loans that were 30 to 89 days delinquent totaled $43.4 million and covered loans that were 90 days or more past due on accrual status totaled $112.4 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	382	9,293	9,675	2,217	6,075	8,292
Sales	(1,391)	(20,783)	(22,174)	(2,877)	(18,362)	(21,239)
Valuation adjustments	(232)	(3,035)	(3,267)	(1,056)	(7,807)	(8,863)
Balance, end of period	$19,786	$43,751	$63,537	$29,074	$78,456	$107,530

Note 7. Other Real Estate Owned (Continued)

At March 31, 2013, OREO was $63.5 million and included $43.8 million of covered OREO. At December 31, 2012, OREO was $79.3 million and included $58.3 million of covered OREO. The balance of OREO at March 31, 2013 and December 31, 2012 is net of valuation allowances of $28.7 million and $33.6 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of March 31, 2013 and December 31, 2012 are provided below:

	March 31,	December 31,
(in thousands) (1)	2013	2012
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$206,581
Federal funds purchased	703,600	1,214,200
Current portion of nonrecourse debt (5)	3,160	3,017
FHLB borrowings	100,000	—
Total short-term borrowings	$806,760	$1,423,798

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$297,690	$297,613
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,764	49,755
City National Bank - 9.00% Subordinated Notes Due August 2019	74,881	74,876
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,913	54,909
City National Bank - 5.375% Subordinated Notes Due July 2022	148,640	148,642
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,152	5,152
Nonrecourse debt (5)	71,927	75,104
Total long-term debt	$702,967	$706,051

(1)         The carrying value of certain borrowed funds is net of discount and issuance costs, which are being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)         These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009) and thereafter the rate is reset at the Bank’s option to either LIBOR plus 6 percent or to prime plus 5 percent. These notes are callable by the Bank, subject to any prior approval requirements of the Office of the Comptroller of the Currency (“OCC”), on or after July 2014.

(3)         These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009) and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These notes are callable by the Bank, subject to any prior approval requirements of the OCC, on or after August 2014.

(4)         These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of March 31, 2013, the interest rate was approximately 2.25 percent.

(5)         Nonrecourse debt bears interest at an average rate of 3.94 percent as of March 31, 2013 and has maturity dates ranging from May 2013 to December 2019.

Note 8. Borrowed Funds (Continued)

On April 30, 2012, the Company assumed borrowings through its acquisition of FAEF. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

On June 20, 2012, the Bank issued $150.0 million in subordinated notes that bear a fixed rate of interest of 5.375 percent. The notes mature on July 15, 2022. The proceeds were used for general corporate purposes.

Note 9. Shareholders’ Equity

On November 13, 2012, the Corporation issued 7,000,000 depositary shares, each representing a 1/40th interest in a share of 5.50% Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million. Dividends on the preferred stock are payable quarterly, in arrears, if declared by the Corporation’s Board of Directors. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after five years from the date of issuance.

The components of AOCI at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
(in thousands)	2013	2012
Net unrealized gain on securities available-for-sale	$74,201	$86,526
Net unrealized gain on cash flow hedges	21	56
Total accumulated other comprehensive income	$74,222	$86,582

The following table presents the tax effects allocated to each component of other comprehensive income for the three month periods ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(19,810)	$(8,287)	$(11,523)	$16,452	$6,882	$9,570
Reclassification adjustment for net gains included in net income (1)	(887)	(371)	(516)	(394)	(165)	(229)
Non-credit related impairment loss (2)	(492)	(206)	(286)	(2,432)	(1,018)	(1,414)
Total securities available-for-sale	(21,189)	(8,864)	(12,325)	13,626	5,699	7,927
Net change on cash flow hedges	(35)	—	(35)	(42)	—	(42)
Pension liability adjustment (3)	—	—	—	1,085	—	1,085
Total other comprehensive (loss) income	$(21,224)	$(8,864)	$(12,360)	$14,669	$5,699	$8,970

(1)          Recognized in Gain on sale of securities in the consolidated statements of income.

(2)          Recognized in Impairment loss on securities in the consolidated statements of income.

(3)          Recognized in Salaries and employee benefits in the consolidated statements of income. See Note 14 for additional information.

Note 9. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended March 31, 2013. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended March 31, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 1, 2013 to January 31, 2013	400	$52.78
February 1, 2013 to February 28, 2013	31,125	55.63
March 1, 2013 to March 31, 2013	22,139	56.30
Total share repurchases	53,664	55.89

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2013	2012
Basic EPS:
Net income attributable to City National Corporation	$51,523	$46,265
Less: Dividends on preferred stock	2,406	—
Net income available to common shareholders	$49,117	$46,265
Less: Earnings allocated to participating securities	637	738
Earnings allocated to common shareholders	$48,480	$45,527

Weighted average common shares outstanding	53,731	52,741

Basic earnings per common share	$0.90	$0.86

Diluted EPS:
Earnings allocated to common shareholders (1)	$48,484	$45,530

Weighted average common shares outstanding	53,731	52,741
Dilutive effect of equity awards	337	280
Weighted average diluted common shares outstanding	54,068	53,021

Diluted earnings per common share	$0.90	$0.86

(1)      Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 2.0 million and 3.0 million average outstanding stock options that were antidilutive for the three months ended March 31, 2013 and 2012, respectively.

Note 11. Share-Based Compensation

On March 31, 2013, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of March 31, 2013. At March 31, 2013, there were approximately 1.3 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the Company’s share-based compensation plan.

The compensation cost that has been recognized for all share-based awards was $5.1 million and $4.7 million for the three months ended March 31, 2013 and 2012. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.1 million and $2.0 million for the three months ended March 31, 2013 and 2012. The Company received $11.8 million and $2.0 million in cash for the exercise of stock options during the three months ended March 31, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.4 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended March 31,
	2013	2012
Weighted-average volatility	28.12%	30.58%
Dividend yield	2.15%	2.14%
Expected term (in years)	6.15	6.11
Risk-free interest rate	1.24%	1.44%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three months ended March 31, 2013 and 2012 were $12.57 and $11.64, respectively. The total intrinsic values of options exercised during the three months ended March 31, 2013 and 2012 were $6.0 million and $0.9 million, respectively.

A summary of option activity and related information for the three months ended March 31, 2013 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2013	4,417	$53.91
Granted	593	55.73
Exercised	(320)	36.98
Forfeited or expired	(30)	57.73
Outstanding at March 31, 2013	4,660	$55.28	$33,343	6.04
Exercisable at March 31, 2013	3,197	$56.27	$24,419	4.70

(1) Includes in-the-money options only.

Note 11. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the three months ended March 31, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2013	1,529	$13.36
Granted	593	12.57
Vested	(644)	12.12
Forfeited	(15)	13.12
Unvested at March 31, 2013	1,463	$13.60

The number of options vested during the three months ended March 31, 2013 and 2012 was 643,601 and 599,119, respectively. The total fair value of options vested during the three months ended March 31, 2013 and 2012 was $7.8 million and $7.3 million, respectively. As of March 31, 2013, there was $17.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of changes in restricted stock and related information for the three months ended March 31, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2013	747	$50.73
Granted	68	55.73
Vested	(181)	45.49
Forfeited	(5)	49.31
Unvested at March 31, 2013	629	$52.79

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2013 and 2012 was $55.73 and $46.66, respectively. The number of restricted shares vested during the three months ended March 31, 2013 and 2012 was 181,469 and 169,568, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2013 and 2012 was $8.3 million and $7.8 million, respectively. As of March 31, 2013, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $21.6 million. That cost is expected to be recognized over a weighted-average period of 3.1 years.

Note 11. Share-Based Compensation (Continued)

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the three months ended March 31, 2013 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2013	101
Granted	88
Forfeited	(1)
Unvested at March 31, 2013	188

Note 12. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	March 31, 2013			December 31, 2012
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest-rate swaps - fair value:
Long-term and subordinated debt	$—	$—	$—	$205.5	$2.3	$0.1

Total derivatives designated as hedging instruments	$—	$—	$—	$205.5	$2.3	$0.1

Derivatives not designated as hedging instruments
Interest-rate contracts:
Swaps	$2,315.0	$57.3	$57.6	$2,243.6	$64.2	$64.2
Interest-rate caps, floors and collars	235.4	0.2	0.2	240.1	0.2	0.2
Options purchased	2.0	0.3	0.3	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$2,554.4	$57.8	$58.1	$2,487.7	$64.6	$64.6

Option contracts	$—	$1.1	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$350.4	$2.3	$1.9	$231.4	$1.5	$1.3

Total derivatives not designated as hedging instruments	$2,904.8	$61.2	$60.0	$2,719.1	$66.8	$65.9

(1)       The Company offsets interest receivable, interest payable and cash collateral received on interest-rate swaps that are executed with the same counterparty under a master netting agreement, and reports the net balance in the other assets section of the consolidated balance sheets. For purposes of this disclosure, interest receivable and payable are presented on a gross basis and cash collateral is excluded from fair value amounts.

Note 12. Derivative Instruments (Continued)

Derivatives Designated as Hedging Instruments

As of March 31, 2013, the Company had no hedging instruments. As of December 31, 2012, the Company had $205.5 million notional amount of interest-rate swap contracts, all of which were designated as fair value hedges. There were no cash flow hedges at December 31, 2012. The net positive fair value of the fair value hedges of $2.2 million is recorded in other assets. It includes a mark-to-market asset of $1.1 million and net interest receivable of $1.1 million. The balance of borrowings reported in the consolidated balance sheet includes a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three months ended March 31, 2013 and 2012 is provided below:

(in millions) Derivative Instruments Designated as	Location in Consolidated	For the three months ended March 31,
Hedging Instruments	Statements of Income	2013	2012
Interest-rate swaps-fair value	Interest expense	$(1.0)	$(2.0)
Interest-rate swaps-cash flow	Interest income	0.1	0.1
Total income		$1.1	$2.1

Interest-rate swaps increased net interest income by $1.1 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the three-month periods ended March 31, 2013 and March 31, 2012. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the three months ended March 31, 2013 and 2012 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. At March 31, 2013, the balance of deferred gain on terminated swaps reported in AOCI was a nominal amount and will be amortized into interest income within the next 3 months.

Note 12. Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2013 and 2012:

(in millions) Derivatives Not Designated	Location in Consolidated	For the three months ended March 31,
as Hedging Instruments	Statements of Income	2013	2012
Interest-rate contracts	Other noninterest income	$(0.3)	$0.7
Option contracts	Other noninterest income	0.3	(0.6)
Foreign exchange contracts	International services income	5.9	5.8
Total income		$5.9	$5.9

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2013 was $38.3 million. The Company delivered collateral valued at $23.3 million on swap agreements that had credit-risk contingent features and were in a net liability position at March 31, 2013.

The Company’s interest-rate swaps had $0.2 million and $1.6 million of credit risk exposure at March 31, 2013 and December 31, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at March 31, 2013. At December 31, 2012, the Company had received $1.0 million of collateral in the form of securities. The Company delivered collateral valued at $16.8 million on swap agreements that did not have credit-risk contingent features at March 31, 2013.

Note 13. Income Taxes

The Company recognized income tax expense of $21.3 million and $21.7 million for the three months ended March 31, 2013 and 2012, respectively.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a nominal amount of interest and penalties expense for the three months ended March 31, 2013. Interest and penalties expense for the three months ended March 31, 2012 was $0.1 million. The Company had approximately $3.4 million of accrued interest and penalties as of March 31, 2013 and at December 31, 2012.

Note 13. Income Taxes (Continued)

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2012 and 2013. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the three month period ended March 31, 2013.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $4.8 million and $4.7 million for the three months ended March 31, 2013 and 2012, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and was $0.2 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

Other Plans

Prior to March 14, 2012, the Company provided a supplemental retirement benefit (also referred to as a “SERP benefit”) to one of its executive officers. On March 14, 2012, the executive’s supplemental retirement benefit agreement was amended to terminate the executive’s right to receive SERP benefits in exchange for fully vested interests in a deferred compensation stock fund. On March 14, 2012, the SERP benefit was terminated and the actuarial present value of the accumulated SERP benefit was calculated as of that date. The present value of the accumulated SERP benefit under the amended agreement at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP benefit, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income in the quarter ended March 31, 2012. The Company recognized total expense related to this benefit of $1.9 million for the three months ended March 31, 2012 and no expense for the three months ended March 31, 2013.

Note 14. Employee Benefit Plans (Continued)

The Company also administers a Supplemental Executive Retirement Plan (“SERP Plan”) covering three former executives of Pacific Bank, which the Company acquired in 2000. As of March 31, 2013, there was an unfunded pension liability for the SERP Plan of $2.3 million. Expense for the three months ended March 31, 2013 and 2012 was nominal.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $150.5 million and $154.0 million at March 31, 2013 and December 31, 2012, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $52.9 million at March 31, 2013. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of March 31, 2013, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $2.0 million aggregate carrying value of these investments at March 31, 2013. There were no unfunded commitments for these affordable housing investments at March 31, 2013.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $35.5 million and $36.1 million at March 31, 2013 and December 31, 2012, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 17. Noncontrolling Interest

In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), the Company reports noncontrolling interest in its majority-owned affiliates as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the “mezzanine” section.

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

As of March 31, 2013, affiliate noncontrolling owners held equity interests with an estimated fair value of $41.1 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of period	$41,112	$44,643
Net income	585	243
Distributions to redeemable noncontrolling interest	(319)	(289)
Additions and redemptions, net	(324)	(1,272)
Adjustments to fair value	59	111
Balance, end of period	$41,113	$43,436

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

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking, Core Branch Banking and FAEF operating segments. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia. FAEF serves clients nationwide.

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

Note 18. Segment Results (Continued)

The Other segment includes all other subsidiaries of the Company, the corporate departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments, and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes. The Company uses traditional matched-maturity funds transfer pricing methodology. However, both positive and negative variances occur over time when transfer pricing non-maturing balance sheet items such as demand deposits. These variances, offset in the Funding Center, are evaluated at least annually by management and allocated back to the business segments as deemed necessary.

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

Selected financial information for each segment is presented in the following tables. Commercial and Private Banking includes all revenue and costs from products and services utilized by clients of Commercial and Private Banking, including both revenue and costs for Wealth Management products and services. The revenues and costs associated with Wealth Management products and services that are allocated to Commercial and Private Banking for management reporting purposes are eliminated in the Other segment. The current period reflects any changes made in the process or methodology for allocations to the reportable segments. Prior period segment results have been revised to conform to current period presentation.

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$183,562	$314	$17,197	$201,073
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—
Provision for losses on covered loans	9,892	—	—	9,892
Noninterest income	50,263	55,452	(12,187)	93,528
Depreciation and amortization	3,618	1,900	4,586	10,104
Noninterest expense	170,860	47,117	(16,741)	201,236
Income before income taxes	49,455	6,749	17,165	73,369
Provision (benefit) for income taxes	20,771	2,589	(2,099)	21,261
Net income	28,684	4,160	19,264	52,108
Less: Net income attributable to noncontrolling interest	—	585	—	585
Net income attributable to City National Corporation	$28,684	$3,575	$19,264	$51,523

Selected Average Balances:
Loans and leases, excluding covered loans	$14,754,689	$—	$54,652	$14,809,341
Covered loans	989,452	—	—	989,452
Total assets	15,985,918	644,338	11,078,903	27,709,159
Deposits	21,840,183	106,345	464,425	22,410,953
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,916	41,394	—	47,310

	For the three months ended March 31, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$171,815	$615	$28,283	$200,713
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—
Provision for losses on covered loans	7,466	—	—	7,466
Noninterest income	47,245	39,371	(10,916)	75,700
Depreciation and amortization	3,582	1,446	4,286	9,314
Noninterest expense	171,524	36,053	(16,171)	191,406
Income before income taxes	36,488	2,487	29,252	68,227
Provision for income taxes	15,325	943	5,451	21,719
Net income	21,163	1,544	23,801	46,508
Less: Net income attributable to noncontrolling interest	—	243	—	243
Net income attributable to City National Corporation	$21,163	$1,301	$23,801	$46,265

Selected Average Balances:
Loans and leases, excluding covered loans	$12,379,023	$—	$53,269	$12,432,292
Covered loans	1,438,714	—	—	1,438,714
Total assets	14,137,481	537,732	8,969,686	23,644,899
Deposits	19,721,998	99,035	396,362	20,217,395
Goodwill	324,761	161,921	—	486,682
Customer-relationship intangibles, net	9,007	26,493	—	35,500

Note 19. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements under which it has the right to claim securities collateral if the counterparty fails to perform.  Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

The following table provides information about financial instruments that are eligible for offset at March 31, 2013 and December 31, 2012:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Net Amount
March 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$2,867	$(2,153)	$714	$—	$714
Reverse repurchase agreements	200,000	—	200,000	(200,000)	—
Total financial assets	$202,867	$(2,153)	$200,714	$(200,000)	$714

Financial liabilities:
Derivatives not designated as hedging instruments	$59,505	$(2,153)	$57,352	$(40,102)	$17,250
Total financial liabilities	$59,505	$(2,153)	$57,352	$(40,102)	$17,250

December 31, 2012
Financial assets:
Derivatives designated as hedging instruments	$2,249	$(83)	$2,166	$(1,034)	$1,132
Derivatives not designated as hedging instruments	1,920	(1,454)	466	—	466
Total financial assets	$4,169	$(1,537)	$2,632	$(1,034)	$1,598

Financial liabilities:
Derivatives designated as hedging instruments	$83	$(83)	$—	$—	$—
Derivatives not designated as hedging instruments	65,461	(1,453)	64,008	(48,697)	15,311
Total financial liabilities	$65,544	$(1,536)	$64,008	$(48,697)	$15,311

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) volatility in the municipal bond market; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s borrowers, including adverse impact on loan utilization rates, delinquencies, defaults and customers’ ability to meet certain credit obligations, changes in customers’ suppliers, and other counterparties’ performance and creditworthiness; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (21) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (22) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and particularly, Item 1A, titled “Risk Factors.”

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

	At or for the three months ended			Percent change March 31, 2013 from
(in thousands, except per share amounts)	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$294,601	$303,600	$276,413	(3)%	7%
Net income available to common shareholders	49,117	47,246	46,265	4	6
Net income per common share, basic	0.90	0.87	0.86	3	5
Net income per common share, diluted	0.90	0.87	0.86	3	5
Dividends per common share	—	0.75	0.25	(100)	(100)

At Quarter End
Assets	$27,433,754	$28,618,492	$24,038,489	(4)	14
Securities	9,192,467	10,719,451	7,917,912	(14)	16
Loans and leases, excluding covered loans	15,216,906	14,818,295	12,747,902	3	19
Covered loans (1)	951,917	1,031,004	1,397,156	(8)	(32)
Deposits	22,937,586	23,502,355	20,787,737	(2)	10
Common shareholders’ equity	2,386,969	2,335,398	2,199,565	2	9
Total shareholders’ equity	2,556,889	2,505,318	2,199,565	2	16
Book value per common share	44.50	43.89	41.77	1	7

Average Balances
Assets	$27,709,159	$27,255,859	$23,644,899	2	17
Securities	9,796,252	9,652,707	7,929,312	1	24
Loans and leases, excluding covered loans	14,809,341	13,984,210	12,432,292	6	19
Covered loans (1)	989,452	1,089,903	1,438,714	(9)	(31)
Deposits	22,410,953	23,386,271	20,217,395	(4)	11
Common shareholders’ equity	2,363,524	2,341,762	2,168,748	1	9
Total shareholders’ equity	2,533,444	2,432,264	2,168,748	4	17

Selected Ratios
Return on average assets (annualized)	0.75%	0.69%	0.79%	9	(5)
Return on average common equity (annualized)	8.43	8.03	8.58	5	(2)
Corporation’s tier 1 leverage	6.72	6.60	6.98	2	(4)
Corporation’s tier 1 risk-based capital	9.64	9.41	10.20	2	(5)
Corporation’s total risk-based capital	12.71	12.52	12.71	2	0
Period-end common equity to period-end assets	8.70	8.16	9.15	7	(5)
Period-end equity to period-end assets	9.32	8.75	9.15	7	2
Dividend payout ratio, per common share	—	86.16	28.91	(100)	(100)
Net interest margin	3.21	3.27	3.74	(2)	(14)
Expense to revenue ratio (2)	68.95	68.90	67.27	0	2

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.55%	0.67%	0.88%	(18)	(38)
Nonaccrual loans and OREO to total loans and leases and OREO	0.68	0.81	1.11	(16)	(39)
Allowance for loan and lease losses to total loans and leases	1.86	1.88	2.09	(1)	(11)
Allowance for loan and lease losses to nonaccrual loans	339.03	278.48	235.87	22	44
Net recoveries to average total loans and leases (annualized)	0.13	0.06	0.15	117	(13)

At Quarter End
Assets under management (4)	$39,693,542	$38,239,781	$32,535,021	4	22
Assets under management or administration (4) (5)	59,040,758	56,680,318	50,041,994	4	18

(1)    Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).

(2)    The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(3)    Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

(4)    Excludes $24.80 billion, $21.69 billion and $18.48 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

(5)    Assets under administration were revised to exclude the Company’s investments that were held in custody and serviced by the Company’s wealth management business. Prior period balances were reclassified to conform to current period presentation.

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

The Company’s critical accounting policies include those that address accounting for business combinations, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, OREO, goodwill and other intangible assets, noncontrolling interest, share-based compensation plans, income taxes, and derivatives and hedging activities. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2012 Annual Report. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

HIGHLIGHTS

•       For the quarter ended March 31, 2013, consolidated net income available to common shareholders was $49.1 million, or $0.90 per diluted share. Net income available to common shareholders was $46.3 million, or $0.86 per diluted share, for the year-earlier quarter and $47.2 million, or $0.87 per diluted share for the quarter ended December 31, 2012.

•       Revenue, which consists of net interest income and noninterest income, was $294.6 million for the first quarter of 2013, up 7 percent from $276.4 million for year-earlier quarter, but down 3 percent from $303.6 million in the fourth quarter of 2012.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $206.3 million for the first quarter of 2013, virtually unchanged from the year-earlier quarter, but down 1 percent from the fourth quarter of 2012.

•       The Company’s net interest margin in the first quarter of 2013 was 3.21 percent, down from 3.74 percent in the first quarter of 2012 and 3.27 percent in the fourth quarter of 2012. The decrease from the fourth quarter was primarily a result of lower loan yields and deposit growth that was mostly used to fund additional investments. The decline from the fourth quarter was due to modestly lower yields on loans driven in part by lower net interest income on covered loans.

•       Noninterest income was $93.5 million for the first quarter of 2013, up 24 percent from the first quarter of 2012 and down 6 percent from the fourth quarter of 2012. The increase in noninterest income from the prior-year quarter is primarily due to the Company’s acquisitions. The decrease from the fourth quarter of 2012 was primarily attributable to lower distribution income from investments, lower income from client swap transactions and international services fees, and higher FDIC loss sharing expense.

•       Assets under management or administration grew to $59.04 billion, up 18 percent from the first quarter of 2012 and 4 percent from the fourth quarter of 2012. Trust and investment fees were $46.7 million, up 39 percent from the first quarter of 2012 and 6 percent higher than the fourth quarter of 2012.

•       Noninterest expense for the first quarter of 2013 was $211.3 million, up 5 percent from the first quarter of 2012 and down 5 percent from the fourth quarter of 2012. The growth in noninterest expense from the year-earlier quarter was a result of additional operating expenses from acquisitions. The decline from the fourth quarter of 2012 reflects lower legal and professional fees and lower OREO expense, partially offset by an increase in compensation expense from seasonally higher payroll taxes.

•       The Company’s effective tax rate was 29.0 percent for the first quarter of 2013, compared with 31.8 percent for the year-earlier quarter and 30.5 percent for the fourth quarter of 2012. The lower tax rate was due to the recognition of higher tax credits and tax refunds resulting from the closure of ordinary tax audits.

•       Total assets were $27.43 billion at March 31, 2013, up 14 percent from $24.04 billion at March 31, 2012, and down 4 percent from $28.62 billion at December 31, 2012. Total average assets were $27.71 billion for the first quarter of 2013, an increase of 17 percent from $23.64 billion for the first quarter of 2012 and 2 percent from $27.26 billion for the fourth quarter of 2012.

•       Loans and leases, excluding covered loans, grew to $15.22 billion at March 31, 2013, an increase of 19 percent from $12.75 billion at March 31, 2012 and 3 percent from $14.82 billion at December 31, 2012. Average loans for the first quarter of 2013, excluding covered loans, were $14.81 billion, up 19 percent from the year-earlier quarter and 6 percent from the fourth quarter of 2012. Average commercial loan balances were up 29 percent from the first quarter of 2012 and 8 percent from the fourth quarter of 2012. The year-over-year increase in commercial loans was due to a combination of organic growth and the FAEF acquisition. Average commercial real estate balances increased 32 percent from the first quarter of 2012 and 11 percent from the fourth quarter of 2012.

•       No provision for credit losses was recognized on loans and leases, excluding covered loans, in the first quarters of 2013 and 2012. The Company recorded a $7.0 million provision for loan and lease losses on loans, excluding covered loans, in the fourth quarter of 2012. The allowance for loan and lease losses on non-covered loans was $282.3 million at March 31, 2013 compared with $266.1 million at March 31, 2012 and $277.9 million at December 31, 2012. The Company remains appropriately reserved at 1.86 percent of total loans and leases, excluding covered loans, at March 31, 2013, compared with 2.09 percent at March 31, 2012 and 1.88 percent at December 31, 2012.

•       Net recoveries in the first quarter of 2013 totaled $4.8 million, or 0.13 percent of average total loans and leases, excluding covered loans, on an annualized basis. The Company realized net recoveries of $4.5 million, or 0.15 percent, in the first quarter of 2012, and net recoveries of $2.0 million, or 0.06 percent, in the fourth quarter of 2012.  Nonaccrual loans, excluding covered loans, totaled $83.3 million at March 31, 2013, down from $112.8 million at March 31, 2012 and $99.8 million at December 31, 2012. At March 31, 2013, nonperforming assets, excluding covered assets, totaled $103.1 million, down from $141.9 million at March 31, 2012 and $120.8 million at December 31, 2012.

•       Average securities for the first quarter of 2013 totaled $9.80 billion, up 24 percent from the first quarter of 2012 and up 1 percent from the fourth quarter of 2012.

•       Period-end deposits at March 31, 2013 were $22.94 billion, up 10 percent from $20.79 billion at March 31, 2012, but down 2 percent from $23.50 billion at December 31, 2012. Average deposit balances for the first quarter of 2013 were $22.41 billion, up 11 percent from $20.22 billion for the year-earlier quarter and down 4 percent from $23.39 billion for the fourth quarter of 2012. Average core deposits, which equal 97 percent of total deposit balances, were up 12 percent from the first quarter of 2012 and down 4 percent from the fourth quarter of 2012. The decline in deposit balances from the fourth quarter of 2012 was a reflection of traditional seasonal business patterns.

•       The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.7 percent at March 31, 2013, compared with 10.2 percent at March 31, 2012 and 8.5 percent at December 31, 2012. The change from the year-earlier quarter was driven by both asset growth and acquisitions. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

The Company’s management continues to expect net income growth in 2013 to be modest. Nonetheless, loan and deposit balances are expected to increase, and credit quality should remain strong, though rising loan balances may require a slightly higher loan loss provision. Low interest rates and a very flat yield curve will continue to put pressure on the Company’s net interest margin. This outlook reflects management’s expectations for moderate economic growth throughout 2013.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2013 and 2012:

Net Interest Income Summary

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands) (1)	Average balance	Interest income/ expense (2)(4)	Average interest rate	Average balance	Interest income/ expense (2)(4)	Average interest rate
Assets
Interest-earning assets
Loans and leases
Commercial	$6,875,698	$62,959	3.71%	$5,318,652	$52,148	3.94%
Commercial real estate mortgages	2,865,471	28,244	4.00	2,165,931	26,234	4.87
Residential mortgages	3,981,335	38,087	3.83	3,777,660	41,148	4.36
Real estate construction	235,047	2,687	4.64	313,681	4,159	5.33
Home equity loans and lines of credit	711,563	6,463	3.68	726,964	6,463	3.58
Installment	140,227	1,460	4.22	129,404	1,503	4.67
Total loans and leases, excluding covered loans (3)	14,809,341	139,900	3.83	12,432,292	131,655	4.26
Covered loans	989,452	32,116	12.98	1,438,714	38,224	10.63
Total loans and leases	15,798,793	172,016	4.42	13,871,006	169,879	4.93
Due from banks - interest-bearing	192,711	112	0.24	167,145	93	0.22
Federal funds sold and securities purchased under resale agreements	154,062	1,136	2.99	14,544	10	0.28
Securities	9,796,252	46,830	1.91	7,929,312	47,585	2.40
Other interest-earning assets	104,771	961	3.72	120,688	690	2.30
Total interest-earning assets	26,046,589	221,055	3.44	22,102,695	218,257	3.97
Allowance for loan and lease losses	(327,938)			(334,846)
Cash and due from banks	128,705			141,435
Other non-earning assets	1,861,803			1,735,615
Total assets	$27,709,159			$23,644,899

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,217,404	$417	0.08	$1,952,181	$525	0.11
Money market accounts	5,691,961	1,597	0.11	6,017,601	2,202	0.15
Savings deposits	418,850	115	0.11	358,094	127	0.14
Time deposits - under $100,000	208,777	181	0.35	242,232	296	0.49
Time deposits - $100,000 and over	595,738	629	0.43	696,653	883	0.51
Total interest-bearing deposits	9,132,730	2,939	0.13	9,266,761	4,033	0.18

Federal funds purchased and securities sold under repurchase agreements	840,117	278	0.13	166,359	31	0.08
Other borrowings	1,452,014	11,510	3.21	696,617	8,815	5.09
Total interest-bearing liabilities	11,424,861	14,727	0.52	10,129,737	12,879	0.51
Noninterest-bearing deposits	13,278,223			10,950,634
Other liabilities	472,631			395,780
Total equity	2,533,444			2,168,748
Total liabilities and equity	$27,709,159			$23,644,899

Net interest spread			2.92%			3.46%
Fully taxable-equivalent net interest and dividend income		$206,328			$205,378
Net interest margin			3.21%			3.74%
Less: Dividend income included in other income		961			690
Fully taxable-equivalent net interest income		$205,367			$204,688

(1)         Certain prior period balances have been reclassified to conform to the current period presentation.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Includes average nonaccrual loans of $93,009 and $114,688 for 2013 and 2012, respectively.

(4)         Loan income includes loan fees of $6,185 and $5,039 for 2013 and 2012, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the first quarter of 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended March 31, 2013 vs 2012			For the three months ended March 31, 2012 vs 2011
	Increase (decrease) due to		Net increase	Increase (decrease) due to		Net increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$21,219	$(19,082)	$2,137	$10,850	$(5,731)	$5,119
Securities	9,837	(10,592)	(755)	13,859	(5,428)	8,431
Due from banks - interest-bearing	14	5	19	(179)	(25)	(204)
Federal funds sold and securities purchased under resale agreements	566	560	1,126	(153)	9	(144)
Other interest-earning assets	(101)	372	271	(96)	86	(10)
Total interest-earning assets	31,535	(28,737)	2,798	24,281	(11,089)	13,192

Interest paid on:
Interest checking deposits	63	(171)	(108)	79	(367)	(288)
Money market deposits	(116)	(489)	(605)	(451)	(4,500)	(4,951)
Savings deposits	18	(30)	(12)	41	(171)	(130)
Time deposits	(155)	(214)	(369)	(319)	(469)	(788)
Total borrowings	9,038	(6,096)	2,942	48	(532)	(484)
Total interest-bearing liabilities	8,848	(7,000)	1,848	(602)	(6,039)	(6,641)
	$22,687	$(21,737)	$950	$24,883	$(5,050)	$19,833

(1) Includes covered loans.

Net interest income was $201.1 million for the first quarter of 2013, down from $203.7 million for the fourth quarter of 2012 and up slightly from $200.7 million for the first quarter of 2012. The decrease from the fourth quarter of 2012 was primarily the result of lower interest income on total loans, partially offset by higher income from securities purchased under resale agreements. The increase from the year-earlier quarter was due to higher interest income from loans and securities purchased under resale agreements, partially offset by a growth in interest expense on borrowed funds.

Interest income on total loans was $170.3 million for the first quarter of 2013, down 2 percent from the fourth quarter of 2012 and up 1 percent from the year-earlier quarter. The decrease from the fourth quarter of 2012 was due largely to lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the first quarter of 2013, and to expected covered loan portfolio run-off. The increase in loan interest income from the year-earlier quarter was largely the result of non-covered loan growth. Income from accelerated accretable yield recognition during the first quarter of 2013 was $15.6 million, down from $17.5 million in the fourth quarter of 2012 and $15.7 million in the year-earlier quarter.

Interest income on securities was $44.3 million for the first quarter of 2013, a 2 percent increase from $43.5 million for the fourth quarter of 2012 and a 2 percent decrease from $45.4 million for the first quarter of 2012. The increase in securities income from the fourth quarter was due to an increase in average securities balances. Compared with the year-earlier quarter, the favorable impact of higher average securities balances was more than offset by lower yields on securities reflecting lower market interest rates.

Total interest expense was $14.7 million for the first quarter of 2013, up 1 percent from $14.6 million for the fourth quarter of 2012 and 14 percent from $12.9 million for the first quarter of 2012. Interest expense on deposits was $2.9 million for the first quarter of 2013, down 6 percent from $3.1 million for the fourth quarter of 2012 due to a modest decline in average interest-bearing deposit balances attributed to seasonal factors. Interest expense on deposits declined 27 percent from $4.0 million for the year-earlier quarter as a result of lower interest rates. Interest expense on borrowings was $11.8 million for the first quarter of 2013, up 3 percent from the fourth quarter of 2012 and 33 percent from the same period in 2012. The growth in interest expense on borrowings compared with the year-earlier quarter was primarily attributable to the issuance of $150.0 million in subordinated notes during the second quarter of 2012, debt assumed in the acquisition of FAEF and interest expense on short-term Federal Home Loan Bank borrowings.

The net settlement of interest-rate swaps increased net interest income by $1.1 million for the first quarter of 2013, compared to $2.2 million for the fourth quarter of 2012 and $2.1 million for the year-earlier quarter.

The fully taxable net interest margin was 3.21 percent for the first quarter of 2013, down from 3.27 percent for the fourth quarter of 2012 and 3.74 percent for the first quarter of 2012. The average yield on earning assets for the first quarter of 2013 was 3.44 percent, down 5 basis points from 3.49 percent for the fourth quarter of 2012 and down 53 basis points from 3.97 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.52 percent, down 5 basis points from 0.57 percent for the fourth quarter of 2012 and up 1 basis point from 0.51 percent for the same period in 2012.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $205.4 million for the first quarter of 2013 compared to $208.0 million for the fourth quarter of 2012 and $204.7 million for the first quarter of 2012. Fully taxable-equivalent net interest income and dividend income was $206.3 million for the first quarter of 2013 compared with $209.1 million for the fourth quarter of 2012 and $205.4 million for the same period in 2012. The $1.0 million increase in fully taxable-equivalent net interest and dividend income from the year-ago quarter was primarily generated through loans and securities growth (volume variance), partially offset by lower yields on loans and securities (rate variance).

Average loans and leases, excluding covered loans, totaled $14.81 billion for the first quarter of 2013, an increase of 6 percent from $13.98 billion for the fourth quarter of 2012 and 19 percent from $12.43 billion for the first quarter of 2012. The increases were primarily driven by a growth in commercial loans, which grew 8 percent and 29 percent from the fourth quarter of 2012 and year-earlier quarter, respectively, and to commercial real estate loans, which grew 11 percent and 32 percent for the same periods. The increase in loans from the year-earlier quarter was due to both organic loan growth and lease financing loans that were acquired in the FAEF acquisition during the second quarter of 2012. Average covered loans were $989.5 million for the first quarter of 2013, a decrease of 9 percent from the fourth quarter of 2012 and 31 percent from the year-ago quarter.

Average total securities were $9.80 billion for the first quarter of 2013, up 1 percent from the fourth quarter of 2012. Average securities grew 24 percent from the year-earlier quarter as a result of the Company’s strong deposit growth.

Average deposits were $22.41 billion for the first quarter of 2013, a 4 percent decrease from $23.39 billion for the fourth quarter of 2012 and an 11 percent increase from $20.22 billion for the first quarter of 2012. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $21.82 billion for the first quarter of 2013, $22.78 billion for the fourth quarter of 2012 and $19.52 billion for the year-earlier quarter. Average core deposits represented 97 percent of total average deposits for each of these periods. Average interest-bearing deposits were $9.13 billion for the first quarter of 2013, down 1 percent from the fourth quarter of 2012 and first quarter of 2012. Average noninterest-bearing deposits were $13.28 billion, down 6 percent from the fourth quarter of 2012, and up 21 percent from the year-earlier quarter. The decrease in deposits from the fourth quarter of 2012 reflects a seasonal decline.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2012.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the first quarter of 2013 and the year-earlier quarter. The Company recorded provision expense of $7.0 million on loans and leases, excluding covered loans, in the fourth quarter of 2012. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $9.9 million during the first quarter of 2013, compared to $6.5 million in the fourth quarter of 2012 and $7.5 million in the first quarter of 2012. The provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional impairments may be recognized in a future period.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 67 for further discussion of credit quality.

Noninterest Income

Noninterest income was $93.5 million in the first quarter of 2013, an increase of 24 percent from the first quarter of 2012 and a 6 percent decrease from the fourth quarter of 2012. The increase from the year-earlier quarter was due largely to the Company’s acquisition of FAEF in the second quarter of 2012 and Rochdale in the third quarter of 2012, and to higher cash management income on deposits. The decrease in income from the fourth quarter of 2012 was primarily attributable to lower distribution income from private equity investments, lower income from client swap transactions, lower international services income and higher FDIC loss sharing expense. Noninterest income represented 32 percent of the Company’s revenue in the first quarter of 2013, compared to 27 percent for the first quarter of 2012 and 33 percent in the fourth quarter of 2012.

The following table provides a summary of noninterest income by category:

	For the three months ended
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Trust and investment fees	$46,653	$44,026	$33,654
Brokerage and mutual fund fees	8,066	8,424	5,028
Total wealth management fees	54,719	52,450	38,682
Cash management and deposit transaction charges	13,009	11,480	11,168
International services	9,619	11,342	8,785
FDIC loss sharing (expense) income, net	(4,352)	(2,524)	866
Other noninterest income	18,373	24,225	13,559
Total noninterest income before gain (loss)	91,368	96,973	73,060
Gain on disposal of assets	1,114	2,892	2,191
Gain on sale of securities	1,046	87	449
Impairment loss on securities	—	(74)	—
Total noninterest income	$93,528	$99,878	$75,700

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $46.7 million for the first quarter of 2013, an increase of 39 percent from $33.7 million for the first quarter of 2012 and up 6 percent from $44.0 million for the fourth quarter of 2012. The increase in trust and investment fees was due primarily to the Rochdale acquisition and to higher sales and market appreciation. Brokerage and mutual fund fees were $8.1 million for the quarter, up 60 percent from $5.0 million for the year-earlier quarter and down 4 percent from $8.4 million for the fourth quarter of 2012. The year-over-year increase in brokerage and mutual fund fees was also due to the acquisition of Rochdale as well as slightly higher short-term interest rates.

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

	March 31,		%	December 31,	%
(in millions)	2013	2012	Change	2012	Change

Assets Under Management	$39,694	$32,535	22	$38,240	4

Assets Under Administration
Brokerage	5,457	5,560	(2)	5,218	5
Custody and other fiduciary	13,890	11,947	16	13,222	5
Subtotal	19,347	17,507	11	18,440	5
Total assets under management or administration (1)	$59,041	$50,042	18	$56,680	4

(1)  Excludes $24.80 billion, $21.69 billion and $18.48 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

During the third quarter of 2012, AUA was revised to exclude the Company’s investments that were held in custody and serviced by the Company’s wealth management business. Balances presented for March 31, 2012 in the above table have been reclassified to conform to current period presentation.

AUM totaled $39.69 billion as of March 31, 2013, up 22 percent from the year-earlier quarter and up 4 percent from the fourth quarter of 2012. Assets under management or administration were $59.04 billion at March 31, 2013, an increase of 18 percent from the year-earlier quarter and 4 percent from the fourth quarter of 2012. The growth in AUM from the year-earlier quarter was attributable to the acquisition of Rochdale and higher market valuations.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	March 31, 2013	December 31, 2012	March 31, 2012
Equities	45%	43%	41%
U.S. fixed income	26	27	26
Cash and cash equivalents	17	18	20
Other (1)	12	12	13
	100%	100%	100%

(1)      Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2013 were $13.0 million, up 16 percent from the first quarter of 2012 and up 13 percent from the fourth quarter of 2012. The increases were due to higher sales volume.

International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees and gains and losses associated with fluctuations in foreign currency exchange rates. International services income for the first quarter of 2013 was $9.6 million, up 9 percent from the first quarter of 2012 due to higher transaction volume and the addition of new client relationships. International services income for the first quarter of 2013 decreased 15 percent from the fourth quarter of 2012, primarily as a result of unusually strong foreign exchange activity in the fourth quarter of 2012.

Net FDIC loss sharing expense was $4.4 million for the first quarter of 2013, compared to net FDIC loss sharing expense of $2.5 million for the fourth quarter of 2012 and net FDIC loss sharing income of $0.9 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $1.1 million in the first quarter of 2013, $2.2 million in the first quarter of 2012 and $2.9 million in the fourth quarter of 2012. The net gain is primarily due to gains recognized on the sale of covered and non-covered OREO.

The Company recognized net gains on sales of securities totaling $1.0 million, $0.4 million and $0.1 million for the first quarters of 2013 and 2012, and fourth quarter of 2012, respectively

There were no impairment losses on securities available-for-sale recognized in earnings during the first quarters of 2013 and 2012. An impairment loss of $0.1 million was recognized during the fourth quarter of 2012. See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the first quarter of 2013 was $18.4 million, an increase of 36 percent from $13.6 million for the first quarter of 2012 and a decrease of 24 percent from $24.2 million for the fourth quarter of 2012. The increase in other income from the prior-year quarter was due largely to lease income from FAEF and to higher gains on transfers of covered loans to OREO. The decrease in other income from the fourth quarter of 2012 was the result of lower income from client swap transactions, a decrease in distribution income on private equity investments and lower lease residual income.

Noninterest Expense

Noninterest expense was $211.3 million for the first quarter of 2013, an increase of 5 percent from $200.7 million for the first quarter of 2012, and a 5 percent decline from $222.0 million for the fourth quarter of 2012. The increase in noninterest expense compared with the year-earlier quarter was due largely to additional operating expenses from acquisitions.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012

Salaries and employee benefits	$128,195	$123,812	$120,245

All other:
Net occupancy of premises	15,989	17,554	13,686
Legal and professional fees	11,612	17,844	11,880
Information services	9,391	8,896	8,149
Depreciation and amortization	8,172	8,720	7,428
Amortization of intangibles	1,932	1,932	1,886
Marketing and advertising	8,316	9,111	6,816
Office services and equipment	4,946	4,735	3,948
Other real estate owned	5,250	9,869	12,094
FDIC assessments	5,481	4,499	4,479
Other operating	12,056	15,044	10,109
Total all other	83,145	98,204	80,475
Total noninterest expense	$211,340	$222,016	$200,720

Salaries and employee benefits expense was $128.2 million for the first quarter of 2013, up 7 percent from $120.2 million for the first quarter of 2012 and 4 percent from $123.8 million for the fourth quarter of 2012. Full-time equivalent employees totaled 3,496 at March 31, 2013, up from 3,235 at March 31, 2012 and 3,472 at December 31, 2012. The increase in salaries and employee benefits expense and employee count in the first quarter compared with the year-earlier quarter was primarily attributable to the acquisition of FAEF in the second quarter of 2012 and Rochdale in the third quarter of 2012. The growth from the fourth quarter of 2012 was primarily due to seasonally higher personnel cost, including higher employer taxes.

Salaries and employee benefits expense for the first quarter of 2013 includes $5.1 million of share-based compensation expense compared with $4.7 million for the year-earlier quarter and $4.3 million for the fourth quarter of 2012. At March 31, 2013, there was $17.6 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.8 years. At March 31, 2013, there was $21.6 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 3.1 years.

The remaining noninterest expense categories totaled $83.1 million for the first quarter of 2013, up 3 percent from $80.5 million for the first quarter of 2012, and down by 15 percent from $98.2 million for the fourth quarter of 2012. The increase from the year-earlier quarter reflects operating expenses associated with the Company’s recent acquisitions and higher marketing and FDIC assessment costs. These increases were partially offset by lower OREO expense. The decrease in noninterest expense from the fourth quarter of 2012 was due primarily to lower legal and professional fees and lower OREO expense. Legal expense for the fourth quarter included $4.7 million related to the resolution of a legal claim. OREO expense was $5.3 million for the first quarter of 2013, down 57 percent from the first quarter of 2012, and down 47 percent from the fourth quarter of 2012. OREO expense was comprised mostly of expense related to covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Non-covered OREO expense
Valuation write-downs	$110	$1,662	$908
Holding costs and foreclosure expense	212	214	171
Total non-covered OREO expense	$322	$1,876	$1,079
Covered OREO expense
Valuation write-downs	$3,035	$4,115	$7,808
Holding costs and foreclosure expense	1,893	3,878	3,207
Total covered OREO expense	$4,928	$7,993	$11,015

Total OREO expense	$5,250	$9,869	$12,094

Legal and professional fees were $11.6 million for the first quarter of 2013, a decrease of 2 percent from $11.9 million for the year-earlier quarter, and down 35 percent from $17.8 million for the fourth quarter of 2012. The fourth quarter balance included legal expenses associated with the resolution of a legal claim. Legal and professional fees associated with covered loans and OREO were approximately $2.0 million for the first quarter of 2013, $2.3 million for the first quarter of 2012 and $3.0 million for the fourth quarter of 2012. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.6 million for the first quarter of 2013, compared to $0.2 million for the year-earlier quarter and $0.1 million for the fourth quarter of 2012.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three months ended March 31, 2013 and 2012:

	For the three months ended
(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Noninterest income related to covered assets

FDIC loss sharing (expense) income, net
Gain on indemnification asset	$10,616	$10,070	$10,839
Indemnification asset accretion	(4,899)	(4,818)	(4,025)
Net FDIC reimbursement for OREO and loan expenses	5,193	8,020	10,441
Removal of indemnification asset for loans paid-off or fully charged-off	(6,073)	(5,896)	(6,516)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(2,569)	(1,500)	(2,113)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(844)	(2,042)	(2,656)
Loan recoveries shared with FDIC	(4,981)	(6,303)	(4,487)
Increase in FDIC clawback liability	(795)	(55)	(617)
Total FDIC loss sharing (expense) income, net	(4,352)	(2,524)	866

Gain on disposal of assets
Net gain on sale of OREO	974	2,593	2,137

Other income
Net gain on transfers of covered loans to OREO	3,506	1,926	2,483
Amortization of fair value on acquired unfunded
loan commitments	394	408	559
OREO income	826	977	905
Other	(334)	(636)	(1,018)
Total other income	4,392	2,675	2,929

Total noninterest income related to covered assets	$1,014	$2,744	$5,932

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$3,035	$4,115	$7,808
Holding costs and foreclosure expense	1,893	3,878	3,207
Total other real estate owned	4,928	7,993	11,015

Legal and professional fees	2,020	2,977	2,278

Other operating expense
Other covered asset expenses	14	15	9

Total noninterest expense related to covered assets (2)	$6,962	$10,985	$13,302

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

Net FDIC loss sharing expense was $4.4 million for the first quarter of 2013, compared to net FDIC loss sharing expense of $2.5 million in the fourth quarter of 2012 and income of $0.9 million in the year-earlier quarter. The change in net FDIC loss sharing income to expense from the year-earlier quarter was primarily attributable to lower FDIC reimbursement for covered OREO expenses as a result of an overall decline in OREO valuation write-downs and holding costs. The increase in net FDIC loss sharing expense from the fourth quarter of 2012 was also the result of lower reimbursements for OREO expense and an increase in the amount of indemnification asset removed as a result of covered loans being transferred to OREO. This growth was partially offset by a decrease in expense from lower gains on sales of OREO and loan recoveries on loans paid-off or fully charged-off that are shared with the FDIC.

The Company recognized a net gain on sales of covered OREO of $1.0 million in the first quarter of 2013 compared to $2.6 million in the fourth quarter of 2012 and $2.1 million in the first quarter of 2012. Other income related to covered assets was $4.4 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, and OREO income. Total other income increased from $2.7 million in the fourth quarter of 2012 and $2.9 million from the year-earlier quarter primarily because of higher net gains on the transfers of covered loans to OREO. Net gains on the transfer of covered loans to OREO were $3.5 million during the first quarter of 2013 compared to $1.9 million during the fourth quarter of 2012 and $2.5 million during the year-earlier quarter. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the three months ending March 31, 2013.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $4.9 million for the first quarter of 2013, down 38 percent from $8.0 million for the fourth quarter of 2012 and down 55 percent from $11.0 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income attributable to City National Corporation (“CNC”) for the Commercial and Private Banking segment increased to $28.7 million for the first quarter of 2013 from $21.2 million for the first quarter of 2012. The increase in net income from the prior-year quarter was due to higher net interest income and higher noninterest income. These increases were partially offset by higher provision for losses on covered loans. Net interest income increased to $183.6 million for the first quarter of 2013 from $171.8 million for the first quarter of 2012, primarily as a result of loan growth. Average loans, excluding covered loans, increased by 19 percent to $14.75 billion for the first quarter of 2013 compared with the year-earlier quarter. The increase in loans was a result of organic loan growth and the acquisition of FAEF in April 2012. Average covered loans were $989.5 million for the first quarter of 2013 compared to $1.44 billion for the first quarter of 2012. Average deposits increased by 11 percent to $21.84 billion for the first quarter of 2013 from $19.72 billion for the year-

earlier quarter. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

No provision for credit losses was recorded on loans and leases, excluding covered loans, in the first quarters of 2013 and 2012. Provision for losses on covered loans was $9.9 million for the three months ended March 31, 2013, compared to $7.5 million for the three months ended March 31, 2012. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the first quarter of 2013 was $50.3 million, up 6 percent from $47.2 million for the prior-year quarter. The increase from the year-earlier quarter was primarily due to higher fee income on deposit accounts, higher international services fees and lease income from FAEF. These increases were partially offset by higher FDIC loss sharing expense compared with the year-ago quarter. Noninterest expense, including depreciation and amortization, decreased to $174.5 million for the first quarter of 2013, from $175.1 million for the year-earlier quarter.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $3.6 million for the first quarter of 2013, up from $1.3 million for the year-earlier quarter. Noninterest income increased to $55.5 million, or by 41 percent, for the first quarter of 2013 from $39.4 million for the year-earlier quarter. The increase in the current period is largely due to Rochdale, which the Company acquired in July 2012. Refer to “Results of Operations—Noninterest Income—Wealth Management” for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $49.0 million for the first quarter of 2013, up by 31 percent from $37.5 million for the year-earlier quarter. The increase in expense compared with the year-earlier period was primarily due to higher operating costs attributable to the acquisition of Rochdale.

Other

Net income attributable to CNC for the Other segment was $19.3 million for the first quarter of 2013, compared with $23.8 million for the first quarter of 2012. The decrease in net income is primarily due to lower net interest income. Net interest income decreased to $17.2 million for the three months ended March 31, 2013, from $28.3 million for the three months ended March 31, 2012. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In the first quarter of 2013, funding charges to the lending units on loans declined compared with the year-earlier quarter as a result of changes in the loan mix and a reduction in the funds transfer pricing rate reflecting lower market interest rates. Funding credit given to the Commercial and Private Banking segment increased in the first quarter of 2013 compared with the year-earlier quarter due to higher average deposit balances. Both of these circumstances resulted in lower interest income in the Other segment.

Noninterest income (loss) was ($12.2) million for the current quarter compared with ($10.9) million for the year-earlier quarter.

Income Taxes

The Company recognized income tax expense of $21.3 million during the first quarter of 2013, compared with tax expense of $20.8 million in the fourth quarter of 2012 and $21.7 million in the year-earlier quarter. The effective tax rate was 29.0 percent of pretax income for the first quarter of 2013, compared with 30.5 percent for the fourth quarter of 2012 and 31.8 percent for the year-earlier quarter. The lower tax rate during the first quarter of 2013 was due to the recognition of higher tax credits and tax refunds resulting from the closure of ordinary tax audits. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a nominal amount of interest and penalties expense for the three months ended March 31, 2013. Interest and penalties expense for the three months ended March 31, 2012 was $0.1 million. The Company had approximately $3.4 million of accrued interest and penalties at March 31, 2013 and December 31, 2012, and $3.2 million at March 31, 2012.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for 2012 and 2013. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from completion of these audits is expected to be minimal.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer “more likely than not” to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the three months ended March 31, 2013.

See Note 13 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $27.43 billion at March 31, 2013, an increase of 14 percent from $24.04 billion at March 31, 2012, but down 4 percent from $28.62 billion at December 31, 2012. Average assets for the first quarter of 2013 increased to $27.71 billion from $23.64 billion for the first quarter of 2012. The increase in period-end and average assets from the year-earlier quarter largely reflects loan growth and an increase in the securities portfolio due to deposit growth.

Total average interest-earning assets for the first quarter of 2013 were $26.05 billion, up from $22.10 billion for the first quarter of 2012.

Securities

At March 31, 2013, the Company had total securities of $9.19 billion, comprised of securities available-for-sale at fair value of $7.74 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $53.5 million. The Company had total securities of $10.72 billion at December 31, 2012, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. At March 31, 2012, the Company had total securities of $7.92 billion, comprised of securities available-for-sale at fair value of $6.84 billion, securities held-to-maturity at amortized cost of $1.00 billion and trading securities at fair value of $82.6 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	March 31, 2013		December 31, 2012		March 31, 2012
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$30,353	$30,370	$20,393	$20,397	$19,217	$19,202
Federal agency - Debt	1,111,725	1,114,603	2,344,374	2,349,202	1,046,035	1,051,348
Federal agency - MBS	611,286	645,480	653,428	693,032	690,183	720,590
CMOs - Federal agency	5,068,740	5,139,231	5,233,126	5,318,253	4,304,148	4,400,318
CMOs - Non-agency	51,201	50,776	62,975	61,513	74,737	68,587
State and municipal	430,002	445,170	437,266	454,474	378,541	395,723
Other debt securities	306,845	309,392	305,340	307,417	185,968	181,792
Total available-for-sale debt securities	7,610,152	7,735,022	9,056,902	9,204,288	6,698,829	6,837,560
Equity securities and mutual funds	337	3,029	336	1,701	352	1,150
Total available-for-sale securities	$7,610,489	$7,738,051	$9,057,238	$9,205,989	$6,699,181	$6,838,710

Securities held-to-maturity (1):
Federal agency - Debt	$95,935	$99,531	$97,183	$101,215	$104,268	$104,596
Federal agency - MBS	305,881	313,802	303,642	314,950	173,380	174,747
CMOs - Federal agency	741,007	762,727	745,980	774,571	590,931	589,509
State and municipal	258,067	258,776	251,598	255,863	128,034	127,603
Total held-to-maturity securities	$1,400,890	$1,434,836	$1,398,403	$1,446,599	$996,613	$996,455

(1)      Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $7.74 billion available-for-sale portfolio was 2.8 years at March 31, 2013, compared with 2.5 years at March 31, 2012 and 2.3 years at December 31, 2012, as short-term securities holdings were reduced to fund loan growth in light of stable deposit balances.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis.  Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income.  At March 31, 2013, the available-for-sale securities portfolio had a net unrealized gain of $127.6 million, comprised of $147.1 million of unrealized gains and $19.5 million of unrealized losses. At December 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $148.8 million, comprised of $163.3 million of unrealized gains and $14.5 million of unrealized losses. At March 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $139.5 million, comprised of $155.8 million of unrealized gains and $16.3 million of unrealized losses.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2013. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$3,021	$27,349	$—	$—	$30,370
Federal agency - Debt	906,857	207,746	—	—	1,114,603
Federal agency - MBS	16	434,041	211,423	—	645,480
CMOs - Federal agency	174,283	4,750,547	214,401	—	5,139,231
CMOs - Non-agency	6,460	20,738	23,578	—	50,776
State and municipal	91,153	260,487	70,006	23,524	445,170
Other	13,016	296,376	—	—	309,392
Total debt securities available-for-sale	$1,194,806	$5,997,284	$519,408	$23,524	$7,735,022

Amortized cost	$1,190,413	$5,906,598	$489,221	$23,920	$7,610,152

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$—	$95,935	$95,935
Federal agency - MBS	—	2,438	303,443	—	305,881
CMOs - Federal agency	—	155,414	585,593	—	741,007
State and municipal	—	13,383	163,726	80,958	258,067
Total debt securities held-to-maturity at amortized cost	$—	$171,235	$1,052,762	$176,893	$1,400,890

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

There were no impairment losses recorded in earnings for the three months ended March 31, 2013 and 2012. The Company recognized $0.5 million and $2.4 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at March 31, 2013 and 2012, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity at March 31, 2013.

Of the total securities available-for-sale in an unrealized loss position at March 31, 2013, approximately $1.91 billion of securities with unrealized losses of $13.4 million were in a continuous unrealized loss position for less than 12 months and $41.2 million of securities with unrealized losses of $6.1 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and collateralized debt obligation senior notes. Unrealized losses on federal agency CMOs generally increased at March 31, 2013 compared to year-end 2012 due to higher long-term interest rates.

At December 31, 2012, approximately $1.94 billion of securities with unrealized losses of $6.5 million were in a continuous unrealized loss position for less than 12 months and $55.9 million of securities with unrealized losses of $8.0 million were in a continuous loss position for more than 12 months. At March 31, 2012, approximately $512.0 million of securities with unrealized losses of $1.8 million were in a continuous unrealized loss position for less than 12 months and $51.7 million of securities with unrealized losses of $14.5 million were in a continuous loss position for more than 12 months.

See Note 4, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Commercial	$6,452,477	$6,211,353	$5,175,375
Commercial real estate mortgages	2,937,457	2,829,694	2,213,114
Residential mortgages	4,027,741	3,962,205	3,805,807
Real estate construction	247,114	222,780	313,409
Home equity loans and lines of credit	696,679	711,750	715,997
Installment	137,545	142,793	125,793
Lease financing	717,893	737,720	398,407
Loans and leases, excluding covered loans	15,216,906	14,818,295	12,747,902
Less: Allowance for loan and lease losses	(282,328)	(277,888)	(266,077)
Loans and leases, excluding covered loans, net	14,934,578	14,540,407	12,481,825

Covered loans	951,917	1,031,004	1,397,156
Less: Allowance for loan losses	(42,354)	(44,781)	(61,471)
Covered loans, net	909,563	986,223	1,335,685

Total loans and leases	$16,168,823	$15,849,299	$14,145,058
Total loans and leases, net	$15,844,141	$15,526,630	$13,817,510

Total loans and leases were $16.17 billion, $15.85 billion and $14.15 billion at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Total loans, excluding covered loans, were $15.22 billion, $14.82 billion and $12.75 billion at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Total loans and leases, excluding covered loans, at March 31, 2013 increased 3 percent from December 31, 2012 and 19 percent from March 31, 2012. Commercial loans, including lease financing, were up 3 percent from year-end 2012 and 29 percent from the year-earlier quarter. The increases were due to organic loan growth and the acquisition of FAEF in the second quarter of 2012. Commercial real estate mortgage loans increased by 4 percent from year-end 2012 and 33 percent from the year-earlier quarter. Residential mortgages grew by 2 percent and 6 percent from the same periods, respectively. Real estate construction loans increased 11 percent from year-end 2012 and declined 21 percent from the first quarter of 2012.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $951.9 million at March 31, 2013, $1.03 billion as of December 31, 2012 and $1.40 billion as of March 31, 2012. Covered loans, net of allowance for loan losses, were $909.6 million as of March 31, 2013, $986.2 million as of December 31, 2012 and $1.34 billion as of March 31, 2012.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Commercial	$9,611	$10,561	$22,395
Commercial real estate mortgages	863,161	931,758	1,219,923
Residential mortgages	5,619	5,652	13,378
Real estate construction	69,380	78,554	135,065
Home equity loans and lines of credit	3,499	3,790	5,210
Installment	647	689	1,185
Covered loans	951,917	1,031,004	1,397,156
Less: Allowance for loan losses	(42,354)	(44,781)	(61,471)
Covered loans, net	$909,563	$986,223	$1,335,685

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments totaled $3.09 billion, or 13 percent of total loan commitments, at March 31, 2013, $2.98 billion or 14 percent at December 31, 2012 and $2.64 billion or 14 percent at March 31, 2012. Outstanding loan balances on purchased SNCs were $1.32 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at March 31, 2013, compared to $1.32 billion or approximately 9 percent at December 31, 2012 and $1.12 billion, or 9 percent at March 31, 2012.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of March 31, 2013, total loans for construction, land development and other land represented 13 percent of total risk-based capital; total CRE loans represented 138 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE decreased 14 percent over the last 36 months.

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

The loan portfolios are monitored through delinquency tracking and a dynamic risk rating process that is designed to detect early signs of deterioration. In addition, once a loan has shown signs of deterioration, it is transferred to a Special Assets Department that consists of professionals who specialize in managing problem assets. An oversight group meets quarterly to review the progress of problem loans and OREO. Also, the Company has established portfolio review requirements that include a periodic review and risk assessment by the Risk Management Division that reports to the Audit & Risk Committee of the Board of Directors.

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominately in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 79 percent of total loans outstanding and New York and Nevada represented 7 percent and 2 percent, respectively, as of March 31, 2013. The remaining 12 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. California has experienced significant declines in real estate values and adverse effects of the recession. California’s unemployment rate in March 2013 was 9.4 percent. The Company’s loan portfolio has been affected by the economy, but the impact is lessened by the Company having most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (45 percent), Orange (7 percent), San Diego (4 percent), Ventura (2 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (11 percent), Orange (9 percent), Ventura (5 percent) and Alameda (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (27 percent), Orange (14 percent), Ventura (9 percent), Alameda (8 percent) and San Mateo (7 percent).

Within the Company’s covered loan portfolio at March 31, 2013, the five states with the largest concentration were California (37 percent), Texas (11 percent), Nevada (7 percent), Ohio (5 percent) and New York (4 percent). The remaining 36 percent of total covered loans outstanding represented other states.

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

The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s 2012 Annual Report on Form 10-K. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three months ended March 31, 2013 and 2012. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2013	2012

Loans and leases outstanding, excluding covered loans	$15,216,906	$12,747,902
Average loans and leases outstanding, excluding covered loans	$14,809,341	$12,432,292
Allowance for loan and lease losses (1)
Balance, beginning of period	$277,888	$262,557
Loan charge-offs:
Commercial	(1,362)	(8,917)
Commercial real estate mortgages	(45)	(692)
Residential mortgages	(105)	(554)
Real estate construction	—	(1,601)
Home equity loans and lines of credit	(240)	(189)
Installment	(271)	(209)
Total charge-offs	(2,023)	(12,162)
Recoveries of loans previously charged-off:
Commercial	3,535	14,200
Commercial real estate mortgages	48	26
Residential mortgages	37	60
Real estate construction	2,666	1,705
Home equity loans and lines of credit	128	35
Installment	417	626
Total recoveries	6,831	16,652
Net recoveries	4,808	4,490
Transfers to reserve for off-balance sheet credit commitments	(368)	(970)
Balance, end of period	$282,328	$266,077

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.13%	0.15%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.86%	2.09%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$24,837	$23,097
Transfers from allowance	368	970
Balance, end of period	$25,205	$24,067

(1)      The allowance for loan and lease losses in this table excludes amounts related to covered loans.

For the quarter-ended March 31, 2013, net loan recoveries on non-covered loans were $4.8 million, comprised of $2.0 million in loan charge-offs and $6.8 million in loan recoveries. Net loan recoveries of $2.0 million for the fourth quarter of 2012 consisted of $2.7 million of charge-offs and $4.7 million of recoveries, while net loan recoveries of $4.5 million for the year-earlier quarter consisted of $12.2 million of charge-offs and $16.7 million of recoveries. The majority of the activity for each quarter presented relates to small groups of individual credits.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for March 31, 2013, December 31, 2012 and March 31, 2012 as shown in the table below:

	Allowance amount			Percentage of total allowance
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012	2013	2012	2012
Commercial and lease financing	$112,397	$104,156	$84,087	40%	37%	32%
Commercial real estate mortgages	52,494	48,240	46,586	19	17	17
Residential mortgages	7,230	10,499	13,803	3	4	5
Real estate construction	9,876	13,130	22,096	3	5	8
Home equity loans and lines of credit	4,828	7,243	8,032	2	3	3
Installment	1,222	1,847	1,938	0	1	1
Unallocated	94,281	92,773	89,535	33	33	34
Total	$282,328	$277,888	$266,077	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At March 31, 2013, the Company had total qualitative reserves of $94.3 million, of which $27.3 million, $43.9 million and $23.1 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment in California and Nevada, industry concentration and loan size.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of period	$44,781	$64,565
Provision for losses	9,892	7,466
Reduction in allowance due to loan removals	(12,319)	(10,560)
Balance, end of period	$42,354	$61,471

The allowance for loan losses on covered loans was $42.4 million as of March 31, 2013, compared to $44.8 million at December 31, 2012 and $61.5 million at March 31, 2012. The Company recorded provision expense of $9.9 million and $7.5 million on covered loans for the three months ended March 31, 2013 and 2012, respectively.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense and an allowance for loan losses as a result of that analysis. The loss on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of the credit quality of the outstanding covered loans and the analysis of the loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At March 31, 2013, impaired loans included $7.2 million of loans previously reported as impaired that are less than $1 million.

The following table presents information on impaired loans as of March 31, 2013, December 31, 2012 and March 31, 2012. Loan and lease balances reflect the recorded investment as of the reporting date.

	March 31, 2013		December 31, 2012		March 31, 2012
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$33,767	$2,884	$19,081	$2,403	$48,154	$14,118
Impaired loans with no related allowance	90,068	—	119,511	—	102,783	—
Total impaired loans, excluding covered loans	$123,835		$138,592		$150,937

Total impaired loans by loan type:
Commercial	$26,639	$869	$26,277	$952	$40,415	$3,335
Commercial real estate mortgages	42,747	1,148	53,085	1,326	22,306	1,019
Residential mortgages	7,963	—	8,810	9	13,000	331
Real estate construction	44,346	867	45,510	—	67,686	9,395
Home equity loans and lines of credit	2,140	—	4,461	116	6,980	38
Installment	—	—	449	—	550	—
Total impaired loans, excluding covered loans	$123,835	$2,884	$138,592	$2,403	$150,937	$14,118

Impaired covered loans	$—	$—	$—	$—	$422	—

(1)      Impaired loans include $49.6 million, $48.8 million and $46.1 million of restructured loans that are on accrual status at March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

The recorded investment in impaired loans, excluding covered loans, was $123.8 million at March 31, 2013, $138.6 million at December 31, 2012 and $150.9 million at March 31, 2012. There were no impaired covered loans at March 31, 2013 and December 31, 2012. Impaired covered loans were $0.4 million at March 31, 2012, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Nonaccrual, Past Due and Restructured Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $103.1 million, or 0.68 percent of total loans and OREO, excluding covered assets, at March 31, 2013, compared with $120.8 million, or 0.81 percent, at December 31, 2012, and $141.9 million, or 1.11 percent, at March 31, 2012. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $43.8 million at March 31, 2013, $58.3 million at December 31, 2012 and $78.9 million at March 31, 2012.

At March 31, 2013, troubled debt restructured loans were $81.7 million, before specific reserves of $2.4 million. Troubled debt restructured loans were $94.9 million, before specific reserves of $1.7 million, at December 31, 2012 and $88.1 million, before specific reserves of $4.5 million, at March 31, 2012. Troubled debt restructured loans included $49.6 million, $48.8 million and $46.1 million of restructured loans on accrual status at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. At March 31, 2013, commitments to lend additional funds on restructured loans totaled $1.2 million.

The following table presents information on nonaccrual loans and OREO as of March 31, 2013, December 31, 2012 and March 31, 2012:

	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$7,292	$9,087	$19,584
Commercial real estate mortgages	23,066	33,198	21,071
Residential mortgages	9,136	9,603	13,628
Real estate construction	39,608	40,882	48,964
Home equity loans and lines of credit	4,103	6,424	8,831
Installment	70	473	729
Lease financing	—	120	—
Total nonaccrual loans, excluding covered loans	83,275	99,787	112,807
OREO, excluding covered OREO	19,786	21,027	29,074
Total nonperforming assets, excluding covered assets	$103,061	$120,814	$141,881

Nonperforming covered assets
Nonaccrual loans	$—	$—	$422
OREO	43,751	58,276	78,456
Total nonperforming covered assets	$43,751	$58,276	$78,878

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.55%	0.67%	0.88%
Nonperforming assets as a percentage of total loans and OREO	0.68	0.81	1.11
Allowance for loan and lease losses to nonaccrual loans	339.03	278.48	235.87
Allowance for loan and lease losses to total nonperforming assets	273.94	230.01	187.54
Allowance for loan and lease losses to total loans and leases	1.86	1.88	2.09

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Past due loans, excluding covered loans
30-89 days past due	$36,987	$40,086	$34,391
90 days or more past due on accrual status:
Commercial	—	602	7
Residential mortgages	1,033	379	379
Home equity loans and lines of credit	630	—	268
Lease financing	25	—	—
Total 90 days or more past due on accrual status	$1,688	$981	$654

Past due covered loans
30-89 days past due	$42,581	$43,437	$59,426
90 days or more past due on accrual status	102,268	112,396	265,175

Nonaccrual loans, excluding covered loans, were $83.3 million at March 31, 2013, down from $99.8 million at December 31, 2012 and $112.8 million at March 31, 2012. Net loan recoveries in the first quarter of 2013 were $4.8 million, or 0.13 percent of average loans and leases, excluding covered loans, on an annualized basis, compared with net loan recoveries of $2.0 million, or 0.06 percent, for the fourth quarter of 2012 and $4.5 million, or 0.15 percent, for the first quarter of 2012. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement, the Company recorded no provision for loan and lease losses for the three months ending March 31, 2013. The Company recorded no provision in the first quarter of 2012 and a $7.0 million provision in the fourth quarter of 2012.

The allowance for loan and lease losses, excluding covered loans, was $282.3 million as of March 31, 2013, compared with $277.9 million as of December 31, 2012 and $266.1 million as of March 31, 2012. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.86 percent at March 31, 2013 compared to 1.88 percent at December 31, 2012 and 2.09 percent at March 31, 2012. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 273.9 percent, 230.0 percent and 187.5 percent at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

All nonaccrual loans greater than $1,000,000 are considered impaired and are individually analyzed. The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell. Where the carrying value of the impaired loan is greater than the fair value of the collateral, less costs to sell, the Company specifically establishes an allowance for loan and lease losses to cover the deficiency. This analysis ensures that the non-accruing loans have been appropriately reserved.

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three months ended March 31, 2013 and 2012:

Changes in Nonaccrual Loans

	For the three months ended March 31,
(in thousands)	2013	2012
Balance, beginning of the period	$99,787	$112,448
Loans placed on nonaccrual	3,846	19,732
Recoveries (Charge-offs)	5,834	(11,126)
Loans returned to accrual status	(11,112)	(206)
Repayments (including interest applied to principal)	(14,697)	(5,603)
Transfers to OREO	(383)	(2,016)
Balance, end of the period	$83,275	$113,229

In addition to loans disclosed above as past due or nonaccrual, management has also identified $36.6 million of loans to 19 borrowers as of April 29, 2013, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2013, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the 2012 Form 10-K, the Company reported that management had identified $18.8 million of loans to 21 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three months ended March 31, 2013 and 2012:

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	382	9,293	9,675	2,217	6,075	8,292
Sales	(1,391)	(20,783)	(22,174)	(2,877)	(18,362)	(21,239)
Valuation adjustments	(232)	(3,035)	(3,267)	(1,056)	(7,807)	(8,863)
Balance, end of period	$19,786	$43,751	$63,537	$29,074	$78,456	$107,530

OREO was $63.5 million at March 31, 2013, $79.3 million at December 31, 2012 and $107.5 million at March 31, 2012, respectively. The OREO balance at March 31, 2013 includes covered OREO of $43.8 million compared with $58.3 million at December 31, 2012 and $78.5 million at March 31, 2012. The balance of OREO at March 31, 2013, December 31, 2012 and March 31, 2012 is net of valuation allowances of $28.7 million, $33.6 million and $36.4 million, respectively.

The Company recognized $1.1 million in total net gain on the sale of OREO in the first quarter of 2013, compared with $2.9 million in the fourth quarter of 2012 and $2.2 million in the year-earlier quarter. Net gain on the sale of OREO in the first quarter of 2013 included $1.0 million of net gain related to the sale of covered OREO, compared to $2.6 million in the fourth quarter of 2012 and $2.1 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands)	2013	2012	2012
Accrued interest receivable	$71,142	$70,359	$67,381
Deferred compensation fund assets	70,389	62,993	60,689
Stock in government agencies	84,051	90,039	103,762
Private equity and alternative investments	35,511	36,091	40,083
Bank-owned life insurance	83,586	82,935	81,025
Derivative assets	59,055	67,496	57,891
Income tax receivable	37,175	59,578	39,345
Prepaid FDIC assessment	16,270	20,857	33,117
FDIC receivable	6,147	9,485	22,919
Equipment on operating leases, net	25,474	24,763	—
Other	87,779	76,564	76,013
Total other assets	$576,579	$601,160	$582,225

Deposits

Deposits totaled $22.94 billion, $23.50 billion and $20.79 billion at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Average deposits totaled $22.41 billion for the first quarter of 2013, a decrease of 4 percent from $23.39 billion for the fourth quarter of 2012 and an increase of 11 percent from $20.22 billion for the first quarter of 2012. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $21.82 billion, $22.78 billion and $19.52 billion for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively, and represented 97 percent of total deposits for each period. Average noninterest-bearing deposits in the first quarter of 2013 decreased 6 percent from the fourth quarter of 2012 and increased 21 percent from the year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $2.27 billion in the first quarter of 2013, compared with $2.43 billion in the fourth quarter of 2012 and $1.98 billion for the first quarter of 2012. The decrease in Treasury Services deposits from the fourth quarter of 2012 was due to traditional seasonal business patterns. The growth in Treasury Services deposits from the year-earlier quarter reflects an increase in residential refinance activity and sales of existing homes.

Borrowed Funds

Total borrowed funds were $1.51 billion, $2.13 billion and $704.8 million at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Total average borrowed funds were $2.29 billion, $931.7 million and $863.0 million for the quarters ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $806.8 million as of March 31, 2013 compared to $1.42 billion as of December 31, 2012 and $222.8 million as of March 31, 2012. Short-term borrowings at March 31, 2013 consist primarily of federal funds purchased.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $703.0 million, $706.1 million and $482.0 million as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The Company’s long-term borrowings have maturity dates ranging from April 2014 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $6.93 billion at March 31, 2013, $6.48 billion at December 31, 2012 and $5.96 billion at March 31, 2012.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $784.4 million in letters of credit at March 31, 2013, of which $679.0 million relate to standby letters of credit and $105.4 million relate to commercial letters of credit. The Company had $765.0 million outstanding in letters of credit at December 31, 2012, of which $659.2 million relate to standby letters of credit and $105.8 million relate to commercial letters of credit.

As of March 31, 2013, the Company had private equity fund and alternative investment fund commitments of $67.9 million, of which $60.5 million was funded. As of December 31, 2012 and March 31, 2012, the Company had private equity and alternative investment fund commitments of $68.9 million, of which $61.3 million and $58.3 million was funded, respectively.

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

At March 31, 2013, $7.85 billion, or approximately 29 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets is measured using Level 3 inputs. At March 31, 2013, $117.2 million of the Company’s total liabilities were recorded at fair value on a recurring basis using Level 2 or Level 3 inputs.

At March 31, 2013, $21.3 million of the Company’s total assets were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at March 31, 2013.

Capital

The ratio of period-end equity to period-end assets was 9.32 percent, 8.75 percent and 9.15 percent as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Period-end common shareholders’ equity to period-end assets was 8.70 percent, 8.16 percent and 9.15 percent for the same periods, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2013, December 31, 2012 and March 31, 2012:

	Regulatory Well-Capitalized Standards	March 31, 2013	December 31, 2012	March 31, 2012
City National Corporation
Tier 1 leverage	—	6.72%	6.60%	6.98%
Tier 1 risk-based capital	6.00%	9.64	9.41	10.20
Total risk-based capital	10.00	12.71	12.52	12.71
Tangible common equity to tangible assets (1)	—	6.35	5.89	7.13
Tier 1 common equity to risk-based assets (2)	—	8.71	8.47	10.17

City National Bank
Tier 1 leverage	5.00%	6.98%	6.92%	8.24%
Tier 1 risk-based capital	6.00	10.01	9.88	12.03
Total risk-based capital	10.00	13.04	12.93	14.44

(1)         Tangible common equity to tangible assets is a non-GAAP financial measure that represents total common equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill.  Management reviews tangible common equity to tangible assets in evaluating the Company’s capital levels and has included this ratio in response to market participants’ interest in tangible common equity as a measure of capital.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)         Tier 1 common equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets.  Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines.  This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies.  Management reviews this measure in evaluating the Company’s capital levels and has included this measure in response to market participants’ interest in the Tier 1 common equity to risk-based assets ratio.  See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Common equity	$2,386,969	$2,335,398	$2,199,565
Less: Goodwill and other intangible assets	(688,829)	(690,761)	(521,717)
Tangible common equity (A)	$1,698,140	$1,644,637	$1,677,848

Total assets	$27,433,754	$28,618,492	$24,038,489
Less: Goodwill and other intangible assets	(688,829)	(690,761)	(521,717)
Tangible assets (B)	$26,744,925	$27,927,731	$23,516,772

Tangible common equity to tangible assets (A)/(B)	6.35%	5.89%	7.13%

Tier 1 capital	$1,818,367	$1,753,312	$1,616,099
Less: Preferred stock	(169,920)	(169,920)	—
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,643,292	$1,578,237	$1,610,944

Risk-weighted assets (D)	$18,872,451	$18,627,165	$15,839,944

Tier 1 common equity to risk-based assets (C)/(D)	8.71%	8.47%	10.17%

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

A quantitative and qualitative discussion about market risk is included on pages 69 to 74 of the Corporation’s Form 10-K for the year ended December 31, 2012.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 87 percent of funding for average total assets in the first quarter of 2013 and 92 percent for the year-earlier period. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $1.48 billion for the three months ended March 31, 2013, and $166.4 million for the year-earlier period. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $810.3 million for the three months ended March 31, 2013, compared with $696.6 million for the year-earlier period. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold and reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $283.3 million for the first quarter of 2013, compared with $176.9 million in the year-earlier period. In addition, the Company has committed and unutilized secured borrowing capacity of $4.54 billion as of March 31, 2013 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $8.34 billion and $7.15 billion for the quarters ended March 31, 2013 and 2012, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $8.03 billion at March 31, 2013. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2013, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans, increase 10 percent per year compared to the base case. Similarly, deposits decline 5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2013, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At March 31, 2013, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 8.7 percent in year one and a 31.9 percent increase in year two. This compares to an increase in projected net interest income of 6.3 percent in year one and a 23.1 percent increase in year two at March 31, 2012. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.8 percent in year one and 33.9 percent increase in year two. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of March 31, 2013. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$2,368	$3,592	$5,960	$54	$1,156	$7,170
Commercial real estate mortgages	330	1,492	1,822	58	1,057	2,937
Residential mortgages	—	—	—	2,585	1,443	4,028
Real estate construction	155	65	220	—	27	247
Home equity loans and lines of credit	681	—	681	1	15	697
Installment	75	—	75	—	63	138
Covered loans	50	102	152	603	197	952
Total loans and leases	$3,659	$5,251	$8,910	$3,301	$3,958	$16,169

Percentage of portfolio	23%	32%	55%	20%	25%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At March 31, 2013, $8.91 billion (55 percent) of the Company’s loan portfolio was floating rate, of which $6.92 billion (78 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.39 billion (15 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $54.6 million of floating rate loans have floors that are more than 2.00 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2013:

	Loans with No
	Floor and
	Current Rate	Interest Rate Increase Needed for Loans
	Greater than	Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,354	$874	$423	$8	$3,659
LIBOR	4,567	517	121	46	5,251
Total floating rate loans	$6,921	$1,391	$544	$54	$8,910

% of total floating rate loans	78%	15%	6%	1%	100%

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

As of March 31, 2013, an instantaneous 200 basis point increase in interest rates results in a 3.0 percent decline in EVE. This compares to a nominal change in EVE a year-earlier. The decrease is due to changes in the mix of the balance sheet resulting from the historically low interest rate environment. Measurement of a 200 basis point decrease in rates as of March 31, 2013 and March 31, 2012 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. All derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The table below provides the notional amount and fair values of the Company’s interest-rate swaps designated as hedging instruments at December 31, 2012 and March 31, 2012. The Company had no interest rate swap hedge transactions at March 31, 2013.

	March 31, 2013			December 31, 2012			March 31, 2012
(in millions) (1)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)
Fair Value Hedge Interest Rate Swap
Long-term and subordinated debt	$—	$—	—	$205.5	$2.2	—	$205.9	$8.1	0.8

(1)         Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

The interest rate swap hedge transactions at December 31, 2012 and March 31, 2012 were designated as fair value hedges of long-term debt, and matured on the same date as the Company’s senior notes in February 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2013. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable first-party sources that have considerable experience with the derivative markets. The Company provides client data to the first-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2013 and 2012, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $2.55 billion and $1.80 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $0.2 million, $1.6 million and $4.0 million of credit risk exposure at March 31, 2013, December 31, 2012 and March 31, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at March 31, 2013. At March 31, 2012, collateral valued at $4.8 million in the form of securities had been received from swap counterparties. The Company delivered collateral valued at $40.1 million on swap agreements at March 31, 2013.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At March 31, 2013, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $350.4 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $2.3 million and $1.9 million at March 31, 2013, respectively.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors relating to the Company’s business, refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 9, 2013	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)