Form 10-Q
period 2013-06-30
CITY NATIONAL CORP
filed 2013-08-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 54,366,640 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$146,338	$151,969
Due from banks - interest-bearing	156,221	246,336
Federal funds sold and securities purchased under resale agreements	200,000	17,100
Securities available-for-sale - cost $7,033,250 and $9,057,238 at June 30, 2013 and December 31, 2012, respectively:
Securities pledged as collateral	13,909	48,697
Held in portfolio	7,030,662	9,157,292
Securities held-to-maturity - fair value $1,466,557 and $1,446,599 at June 30, 2013 and December 31, 2012, respectively	1,503,973	1,398,403
Trading securities	48,655	115,059
Loans and leases, excluding covered loans	15,819,252	14,818,295
Less: Allowance for loan and lease losses	289,914	277,888
Loans and leases, excluding covered loans, net	15,529,338	14,540,407
Covered loans, net of allowance for loan losses	843,582	986,223
Net loans and leases	16,372,920	15,526,630
Premises and equipment, net	162,535	149,433
Deferred tax asset	183,464	124,461
Goodwill	642,622	642,622
Customer-relationship intangibles, net	44,275	48,139
Affordable housing investments	166,781	154,011
Customers’ acceptance liability	2,742	7,859
Other real estate owned ($41,801 and $58,276 covered by FDIC loss share at June 30, 2013 and December 31, 2012, respectively)	61,477	79,303
FDIC indemnification asset	117,295	150,018
Other assets	525,633	601,160
Total assets	$27,379,502	$28,618,492
Liabilities
Demand deposits	$14,288,001	$14,264,797
Interest checking deposits	2,270,298	2,459,972
Money market deposits	5,821,737	5,610,844
Savings deposits	399,223	398,824
Time deposits-under $100,000	224,734	203,422
Time deposits-$100,000 and over	647,764	564,496
Total deposits	23,651,757	23,502,355
Short-term borrowings	2,675	1,423,798
Long-term debt	706,537	706,051
Reserve for off-balance sheet credit commitments	25,124	24,837
Acceptances outstanding	2,742	7,859
Other liabilities	405,956	407,162
Total liabilities	24,794,791	26,072,062
Redeemable noncontrolling interest	39,943	41,112
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 175,000 shares issued at June 30, 2013 and December 31, 2012	169,920	169,920
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,273,594 and 53,885,886 shares issued at June 30, 2013 and December 31, 2012, respectively	54,274	53,886
Additional paid-in capital	507,560	490,339
Accumulated other comprehensive income	6,585	86,582
Retained earnings	1,831,725	1,738,957
Treasury shares, at cost - 492,294 and 669,454 shares at June 30, 2013 and December 31, 2012, respectively	(25,296)	(34,366)
Total common shareholders’ equity	2,374,848	2,335,398
Total shareholders’ equity	2,544,768	2,505,318
Total liabilities and shareholders’ equity	$27,379,502	$28,618,492

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income
Loans and leases	$174,059	$186,071	$344,349	$354,173
Securities	41,223	43,549	85,486	88,935
Due from banks - interest-bearing	158	173	270	266
Federal funds sold and securities purchased under resale agreements	1,555	96	2,690	107
Total interest income	216,995	229,889	432,795	443,481
Interest expense
Deposits	2,990	3,566	5,930	7,599
Federal funds purchased and securities sold under repurchase agreements	123	1	400	32
Subordinated debt	6,117	4,308	12,223	8,369
Other long-term debt	4,722	5,535	9,701	10,289
Other short-term borrowings	124	—	549	—
Total interest expense	14,076	13,410	28,803	26,289
Net interest income	202,919	216,479	403,992	417,192
Provision for credit losses on loans and leases, excluding covered loans	—	1,000	—	1,000
Provision for losses on covered loans	(11,927)	13,293	(2,035)	20,759
Net interest income after provision	214,846	202,186	406,027	395,433
Noninterest income
Trust and investment fees	49,830	34,067	96,483	67,721
Brokerage and mutual fund fees	8,107	5,293	16,173	10,321
Cash management and deposit transaction charges	12,880	11,475	25,889	22,643
International services	10,911	10,017	20,530	18,802
FDIC loss sharing expense, net	(26,477)	(6,026)	(30,829)	(5,160)
Gain on disposal of assets	949	3,011	2,063	5,202
Gain (loss) on sale of securities	5,790	(279)	6,836	170
Other	20,401	17,388	38,774	30,947
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(422)	(4,129)	(422)	(4,129)
Less: Portion of loss recognized in other comprehensive income	240	3,951	240	3,951
Net impairment loss recognized in earnings	(182)	(178)	(182)	(178)
Total noninterest income	82,209	74,768	175,737	150,468
Noninterest expense
Salaries and employee benefits	127,168	115,035	255,363	235,280
Net occupancy of premises	16,205	14,056	32,194	27,742
Legal and professional fees	13,163	11,359	24,775	23,239
Information services	9,183	8,539	18,574	16,688
Depreciation and amortization	8,249	8,013	16,421	15,441
Amortization of intangibles	1,931	1,518	3,863	3,404
Marketing and advertising	8,644	7,597	16,960	14,413
Office services and equipment	5,034	4,492	9,980	8,440
Other real estate owned	4,385	7,541	9,635	19,635
FDIC assessments	3,663	4,523	9,144	9,002
Other operating	13,804	11,843	25,860	21,952
Total noninterest expense	211,429	194,516	422,769	395,236
Income before income taxes	85,626	82,438	158,995	150,665
Income taxes	25,422	27,271	46,683	48,990
Net income	$60,204	$55,167	$112,312	$101,675
Less: Net income attributable to noncontrolling interest	463	409	1,048	652
Net income attributable to City National Corporation	$59,741	$54,758	$111,264	$101,023
Less: Dividends on preferred stock	2,406	—	4,812	—
Net income available to common shareholders	$57,335	$54,758	$106,452	$101,023
Net income per common share, basic	$1.05	$1.02	$1.95	$1.88
Net income per common share, diluted	$1.04	$1.01	$1.94	$1.87
Weighted average common shares outstanding, basic	54,105	53,105	53,919	52,923
Weighted average common shares outstanding, diluted	54,477	53,373	54,280	53,217
Dividends per common share	$0.25	$0.25	$0.25	$0.50

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$60,204	$55,167	$112,312	$101,675
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(64,693)	3,815	(76,502)	11,971
Reclassification adjustment for net gains included in net income	(2,783)	(10)	(3,299)	(239)
Non-credit related impairment loss	(140)	(2,299)	(140)	(2,299)
Net change on cash flow hedges (1)	(21)	(41)	(56)	(83)
Pension liability adjustment	—	—	—	1,085
Total other comprehensive (loss) income	(67,637)	1,465	(79,997)	10,435
Comprehensive (loss) income	$(7,433)	$56,632	$32,315	$112,110
Less: Comprehensive income attributable to noncontrolling interest	463	409	1,048	652
Comprehensive (loss) income attributable to City National Corporation	$(7,896)	$56,223	$31,267	$111,458

(1)            See Note 12 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$112,312	$101,675
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	—	1,000
Provision for losses on covered loans	(2,035)	20,759
Amortization of intangibles	3,863	3,404
Depreciation and amortization	16,421	15,441
Share-based employee compensation expense	10,535	8,968
Deferred income tax (benefit) expense	(1,514)	1,276
Gain on disposal of assets	(2,063)	(5,202)
Gain on sale of securities	(6,836)	(170)
Impairment loss on securities	182	178
Other, net	23,488	(19,467)
Net change in:
Trading securities	67,568	(851)
Other assets and other liabilities, net	45,924	40,111
Net cash provided by operating activities	267,845	167,122
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(698,457)	(1,331,692)
Sales of securities available-for-sale	1,251,056	5,189
Maturities and paydowns of securities available-for-sale	1,454,644	2,031,596
Purchase of securities held-to-maturity	(123,549)	(638,006)
Maturities and paydowns of securities held-to-maturity	16,336	4,617
Loan originations, net of principal collections	(813,453)	(671,623)
Net payments for premises and equipment	(29,523)	(14,703)
Net cash paid in acquisitions	—	(69,987)
Other investing activities, net	31,527	28,527
Net cash provided by (used in) investing activities	1,088,581	(656,082)
Cash Flows From Financing Activities
Net increase in deposits	149,402	721,470
Net (decrease) increase in federal funds purchased	(1,214,200)	60,000
Issuance of long-term debt	16,456	156,829
Repayment of long-term debt	(221,899)	(244,813)
Proceeds from exercise of stock options	17,838	9,044
Tax benefit from exercise of stock options	3,383	1,180
Cash dividends paid	(18,351)	(26,632)
Other financing activities, net	(1,901)	(1,930)
Net cash (used in) provided by financing activities	(1,269,272)	675,148
Net increase in cash and cash equivalents	87,154	186,188
Cash and cash equivalents at beginning of year	415,405	244,814
Cash and cash equivalents at end of period	$502,559	$431,002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$32,147	$25,674
Income taxes	11,471	30,373
Non-cash investing activities:
Transfer of loans to other real estate owned	$14,629	$41,728
Transfer of SERP liability to equity	—	8,348
Assets acquired (liabilities assumed) in acquisitions:
Loans and leases	$—	$318,301
Other borrowings	—	(320,856)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income	earnings	shares	equity

Balance, January 1, 2012	53,885,886	$—	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$2,144,849
Net income (1)	—	—	—	—	—	101,023	—	101,023
Other comprehensive income, net of tax	—	—	—	—	10,435	—	—	10,435
Issuance of shares under share-based compensation plans	—	—	—	(16,506)	—	—	23,646	7,140
Share-based employee compensation expense	—	—	—	8,502	—	—	—	8,502
Tax benefit from share-based compensation plans	—	—	—	400	—	—	—	400
Common stock dividends	—	—	—	—	—	(26,829)	—	(26,829)
Net change in deferred compensation plans	—	—	—	703	—	—	2	705
Change in redeemable noncontrolling interest	—	—	—	792	—	—	—	792
Other (2)	—	—	—	8,348	—	—	—	8,348
Balance, June 30, 2012	53,885,886	$—	$53,886	$491,439	$82,807	$1,686,163	$(58,930)	$2,255,365

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	111,264	—	111,264
Other comprehensive loss, net of tax	—	—	—	—	(79,997)	—	—	(79,997)
Issuance of shares under share-based compensation plans	387,708	—	388	5,291	—	—	9,070	14,749
Share-based employee compensation expense	—	—	—	8,737	—	—	—	8,737
Tax benefit from share-based compensation plans	—	—	—	2,919	—	—	—	2,919
Dividends:
Preferred	—		—	—	—	(4,812)		(4,812)
Common	—	—	—	—	—	(13,684)	—	(13,684)
Net change in deferred compensation plans	—	—	—	690	—	—	—	690
Change in redeemable noncontrolling interest	—	—	—	(416)	—	—	—	(416)
Balance, June 30, 2013	54,273,594	$169,920	$54,274	$507,560	$6,585	$1,831,725	$(25,296)	$2,544,768

(1)                       Net income excludes net income attributable to redeemable noncontrolling interest of $1,048 and $652 for the six month periods ended June 30, 2013 and 2012, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 18 of the Notes to the Unaudited Consolidated Financial Statements.

(2)                       Conversion of pension liability to equity due to SERP amendment. See Note 15 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 78 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of June 30, 2013, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. The Corporation’s interests in investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method. Additionally, the Company has various interests in variable interest entities (“VIEs”) that are not required to be consolidated. See Note 17 for a more detailed discussion on VIEs.

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

The results for the 2013 interim periods are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2012 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2013. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2013.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the six months ended June 30, 2013:

•                  In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (“ASU 2012-06”). ASU 2012-06 clarifies existing guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Existing guidance specifies that an acquirer must record an indemnification asset at the same time as it recognizes the indemnified item in a business combination. The indemnification asset is initially and subsequently measured on the same basis as the indemnified item, subject to any contractual limitations on its amount or management’s assessment of its collectability. Under ASU 2012-06, when there is a subsequent change in the cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitation of the indemnification agreement. Any amortization of changes in value shall be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. Adoption of ASU 2012-06 on January 1, 2013 did not have a significant impact on the Company’s consolidated financial statements.

•                  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Accounting Standards Codification (“ASC”) or subject to a master netting arrangement or similar agreement. The Company adopted ASU 2013-01 in its first quarter 2013 reporting. Refer to Note 13 for balance sheet offsetting disclosures.

Note 1. Summary of Significant Accounting Policies (Continued)

•                  In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Other Comprehensive Income (“ASU 2013-02”). The provisions in the ASU supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income (“AOCI”) in ASU 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

The following is a summary of recently issued accounting pronouncements:

•                  In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. Examples of obligations within the scope of the ASU include debt arrangements, other contractual obligations and settled litigation. ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

•                  In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The new guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Government Treasury rates and LIBOR. The ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company periodically enters into interest-rate swap agreements to reduce cash flow variability on pools of floating rate loans. The swaps are tied to either the Prime rate or LIBOR consistent with the pricing index on the underlying loans. The Company does not use the Fed Funds rate for loan pricing. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

•                  In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The Company recognized goodwill of approximately $86.5 million and a client contract intangible of $19.0 million related to the acquisition. The Company recognized a contingent consideration liability at its fair value of $46.7 million. The contingent consideration arrangements require the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the next six years if certain criteria, such as revenue growth and pre-tax margin, are met. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the total consideration payment could be in the range of $32 million to $74 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

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

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$30,285	$30,285	$—	$—
Federal agency - Debt	980,025	—	980,025	—
Federal agency - MBS	438,182	—	438,182	—
CMOs - Federal agency	4,728,613	—	4,728,613	—
CMOs - Non-agency	45,327	—	45,327	—
State and municipal	466,760	—	420,594	46,166
Other debt securities	350,244	—	334,571	15,673
Equity securities and mutual funds	5,135	5,135	—	—
Trading securities	48,655	38,411	10,244	—
Derivatives (1)	40,066	1,963	38,103	—
Total assets at fair value	$7,133,292	$75,794	$6,995,659	$61,839

Liabilities
Derivatives	$38,771	$2,490	$36,281	$—
Contingent consideration liability	48,800	—	—	48,800
FDIC clawback liability	11,053	—	—	11,053
Other liabilities	319	—	319	—
Total liabilities at fair value (2)	$98,943	$2,490	$36,600	$59,853

Redeemable noncontrolling interest	$39,943	$—	$—	$39,943

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$17	$—	$—	$17
Commercial real estate mortgages	7,300	—	—	7,300
Residential mortgages	1,457	—	—	1,457
Other real estate owned (5)	19,525	—	16,494	3,031
Private equity and alternative investments	686	—	—	686
Total assets at fair value	$28,985	$—	$16,494	$12,491

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

(5) Includes covered OREO.

Note 3. Fair Value Measurements (Continued)

At June 30, 2013, $7.13 billion, or approximately 26 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $9.39 billion, or 33 percent, at December 31, 2012. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At June 30, 2013, $98.9 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $122.5 million at December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the six months ended June 30, 2013. At June 30, 2013, $29.0 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $75.3 million at December 31, 2012. These assets represent less than one percent of total assets and were measured using Level 2 and Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2012.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)	$19,583	$(8,103)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,083)	—	(1,114)
Included in other comprehensive income	233	—	—	1,221	—
Settlements	(3,655)	—	—	(1,664)	—
Transfers into Level 3	—	—	—	47,165	—
Other (1)	74	(1,076)	—	46	—
Balance, end of period	$61,839	$(48,800)	$(11,053)	$66,351	$(9,217)

(1) Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 18, Noncontrolling Interest, for a rollforward of activity for the six months ended June 30, 2013 and 2012.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities available-for-sale. At June 30, 2013, municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Senior notes totaling $15.7 million at June 30, 2013 were valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag.

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

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the six months ended June 30, 2013 and 2012. Paydowns of $3.7 million and $1.7 million were received on Level 3 assets measured on a recurring basis for the six months ended June 30, 2013 and 2012, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at June 30, 2013	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$8,774	Market	- Adjustments to external or internal appraised values (1) - Probability weighting of broker price opinions - Management assumptions regarding market trends or other relevant factors

Other real estate owned	$3,031	Market	- Adjustments to external or internal appraised values (1) - Probability weighting of broker price opinions - Management assumptions regarding market trends or other relevant factors

Private equity and alternative investments	$686	Cost Recovery	- Management's assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

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

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Collateral dependent impaired loans:
Commercial	$—	$—	$—	$(367)
Commercial real estate mortgages	148	(1,572)	293	(1,937)
Residential mortgages	(230)	(540)	(221)	(1,122)
Real estate construction	—	(281)	—	(6,753)
Home equity loans and lines of credit	—	(115)	116	(62)
Installment	—	—	(138)	(107)
Other real estate owned (1)	(1,857)	(3,700)	(4,711)	(12,165)
Private equity and alternative investments	—	(333)	(399)	(460)
Total net losses recognized	$(1,939)	$(6,541)	$(5,060)	$(22,973)

(1)

Net losses on OREO includes $1.9 million and $4.7 million of net losses related to covered OREO for the three and six months ended June 30, 2013, respectively, and $3.5 million and $11.0 million of net losses for the three and six months ended June 30, 2012, respectively. A significant portion of net losses on covered OREO is reimbursable by the FDIC.

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

	June 30, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$146.3	$146.3	$146.3	$—	$—
Due from banks - interest bearing	156.2	156.2	156.2	—	—
Federal funds sold and securities purchased under resale agreements	200.0	194.6	—	194.6	—
Securities held-to-maturity	1,504.0	1,466.6	—	1,466.6	—
Loans and leases, net of allowance	15,529.3	15,926.6	—	—	15,926.6
Covered loans, net of allowance	843.6	893.6	—	—	893.6
FDIC indemnification asset	117.3	96.6	—	—	96.6
Investment in FHLB and FRB stock	78.0	78.0	—	78.0	—

Financial Liabilities:
Deposits	$23,651.8	$23,655.4	$—	$22,779.3	$876.1
Other short-term borrowings	2.7	2.7	—	—	2.7
Long-term debt	706.5	769.0	—	693.9	75.1

	December 31, 2012
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$152.0	$152.0	$152.0	$—	$—
Due from banks - interest bearing	246.3	246.3	246.3	—	—
Federal funds sold	17.1	17.1	17.1	—	—
Securities held-to-maturity	1,398.4	1,446.6	—	1,446.6	—
Loans and leases, net of allowance	14,540.4	14,988.6	—	4.5	14,984.1
Covered loans, net of allowance	986.2	1,055.0	—	—	1,055.0
FDIC indemnification asset	150.0	123.9	—	—	123.9
Investment in FHLB and FRB stock	90.0	90.0	—	90.0	—

Financial Liabilities:
Deposits	$23,502.4	$23,506.9	$—	$22,734.5	$772.4
Federal funds purchased and securities sold under repurchase agreements	1,214.2	1,214.2	1,214.2	—	—
Other short-term borrowings	209.6	210.7		207.6	3.1
Long-term debt	706.1	774.8	—	698.9	75.9

Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

Cash and due from banks, Due from banks—interest bearing and Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities purchased under resale agreements — The fair value of securities purchased under term resale agreements is determined using a combination of quoted market prices and observable market inputs such as interest rates and credit spreads.

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

Note 4. Securities

At June 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $7.04 billion, securities held-to-maturity at amortized cost of $1.50 billion and trading securities at fair value of $48.7 million. At December 31, 2012, the Company had total securities of $10.72 billion, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at June 30, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2013
Securities available-for-sale:
U.S. Treasury	$30,293	$8	$(16)	$30,285
Federal agency - Debt	987,467	1,491	(8,933)	980,025
Federal agency - MBS	422,699	19,695	(4,212)	438,182
CMOs - Federal agency	4,736,335	47,991	(55,713)	4,728,613
CMOs - Non-agency	47,079	142	(1,894)	45,327
State and municipal	457,869	10,939	(2,048)	466,760
Other debt securities	351,171	4,664	(5,591)	350,244
Total debt securities	7,032,913	84,930	(78,407)	7,039,436
Equity securities and mutual funds	337	4,798	—	5,135
Total securities available-for-sale	$7,033,250	$89,728	$(78,407)	$7,044,571

Securities held-to-maturity (1):
Federal agency - Debt	$109,562	$27	$(1,556)	$108,033
Federal agency - MBS	315,529	1,037	(8,555)	308,011
CMOs - Federal agency	797,715	3,036	(16,997)	783,754
State and municipal	281,167	427	(14,835)	266,759
Total securities held-to-maturity	$1,503,973	$4,527	$(41,943)	$1,466,557

December 31, 2012
Securities available-for-sale:
U.S. Treasury	$20,393	$7	$(3)	$20,397
Federal agency - Debt	2,344,374	5,031	(203)	2,349,202
Federal agency - MBS	653,428	39,673	(69)	693,032
CMOs - Federal agency	5,233,126	91,165	(6,038)	5,318,253
CMOs - Non-agency	62,975	662	(2,124)	61,513
State and municipal	437,266	17,447	(239)	454,474
Other debt securities	305,340	7,945	(5,868)	307,417
Total debt securities	9,056,902	161,930	(14,544)	9,204,288
Equity securities and mutual funds	336	1,365	—	1,701
Total securities available-for-sale	$9,057,238	$163,295	$(14,544)	$9,205,989

Securities held-to-maturity (1):
Federal agency - Debt	$97,183	$4,032	$—	$101,215
Federal agency - MBS	303,642	11,490	(182)	314,950
CMOs - Federal agency	745,980	28,973	(382)	774,571
State and municipal	251,598	5,122	(857)	255,863
Total securities held-to-maturity	$1,398,403	$49,617	$(1,421)	$1,446,599

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $0.2 million and $1.25 billion for the three and six months ended June 30, 2013, respectively, compared with $5.2 million for the three and six months ended June 30, 2012. There were no sales of securities held-to-maturity during the three and six months ended June 30, 2013 and June 30, 2012. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Gross realized gains	$5,790	$40	$6,836	$536
Gross realized losses	—	(319)	—	(366)
Net realized gains (losses)	$5,790	$(279)	$6,836	$170

Interest income on securities for the three months ended June 30, 2013 and 2012 is comprised of: (i) taxable interest income of $36.7 million and $39.3 million, respectively (ii) nontaxable interest income of $4.4 million and $4.0 million, respectively, and (iii) dividend income of $0.1 million and $0.2 million, respectively. Interest income on securities for the six months ended June 30, 2013 and 2012 is comprised of: (i) taxable interest income of $76.6 million and $80.9 million, respectively (ii) nontaxable interest income of $8.8 million and $7.8 million, respectively, and (iii) dividend income of $0.1 million and $0.2 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2013, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$12,106	$18,179	$—	$—	$30,285
Federal agency - Debt	278,906	595,726	105,393	—	980,025
Federal agency - MBS	398	168,346	269,438	—	438,182
CMOs - Federal agency	112,918	3,606,494	1,009,201	—	4,728,613
CMOs - Non-agency	4,203	14,636	26,488	—	45,327
State and municipal	40,790	338,418	62,250	25,302	466,760
Other	12,862	292,484	44,898	—	350,244
Total debt securities available-for-sale	$462,183	$5,034,283	$1,517,668	$25,302	$7,039,436

Amortized cost	$459,740	$5,015,064	$1,532,327	$25,782	$7,032,913

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$31,794	$77,768	$109,562
Federal agency - MBS	—	—	315,529	—	315,529
CMOs - Federal agency	—	145,489	652,226	—	797,715
State and municipal	—	7,460	119,559	154,148	281,167
Total debt securities held-to-maturity at amortized cost	$—	$152,949	$1,119,108	$231,916	$1,503,973

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2013 and 2012, respectively. The Company recognized $0.2 million and $4.0 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at June 30, 2013 and 2012, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2013.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2013 and 2012. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment.  Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$3,676	$17,369	$16,486	$17,531
Subsequent credit-related impairment	182	178	182	178
Reduction for securities sold or redeemed	—	—	(12,761)	—
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	(204)	(181)	(253)	(343)
Balance, end of period	$3,654	$17,366	$3,654	$17,366

Note 4. Securities (Continued)

Non-Agency CMOs

The Company held $34.6 million of variable rate non-agency CMOs at June 30, 2013. The Company determined that $6.2 million of these non-agency CMOs were other-than-temporarily impaired. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized $0.2 million of credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs for the three and six months ended June 30, 2013 and 2012, respectively. The remaining other-than-temporary impairment for these securities at June 30, 2013 and 2012 was recognized in AOCI. This non-credit portion of other-than-temporarily impairment is attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $10.7 million in fixed rate non-agency CMOs at June 30, 2013, none of which have experienced any other-than-temporary impairment.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss

June 30, 2013

Securities available-for-sale:
U.S. Treasury	$15,076	$16	$—	$—	$15,076	$16
Federal agency - Debt	776,490	8,933	—	—	776,490	8,933
Federal agency - MBS (1)	100,077	4,212	45	—	100,122	4,212
CMOs - Federal agency	2,671,312	55,713	—	—	2,671,312	55,713
CMOs - Non-agency	20,744	870	8,445	1,024	29,189	1,894
State and municipal	180,366	1,991	3,543	57	183,909	2,048
Other debt securities	142,613	900	15,669	4,691	158,282	5,591
Total securities available-for-sale	$3,906,678	$72,635	$27,702	$5,772	$3,934,380	$78,407

Securities held-to-maturity:
Federal agency - Debt	$80,966	$1,556	$—	$—	$80,966	$1,556
Federal agency - MBS	233,183	8,555	—	—	233,183	8,555
CMOs - Federal agency	549,647	16,997	—	—	549,647	16,997
State and municipal	227,012	14,835	—	—	227,012	14,835
Total securities held-to-maturity	$1,090,808	$41,943	$—	$—	$1,090,808	$41,943

December 31, 2012

Securities available-for-sale:
U.S. Treasury	$5,096	$3	$—	$—	$5,096	$3
Federal agency - Debt	346,136	203	—	—	346,136	203
Federal agency - MBS	50,932	69	46	—	50,978	69
CMOs - Federal agency	1,413,367	5,994	13,565	44	1,426,932	6,038
CMOs - Non-agency	—	—	25,484	2,124	25,484	2,124
State and municipal	85,550	225	810	14	86,360	239
Other debt securities	39,877	49	16,038	5,819	55,915	5,868
Total securities available-for-sale	$1,940,958	$6,543	$55,943	$8,001	$1,996,901	$14,544

Securities held-to-maturity:
Federal agency - MBS	$31,514	$182	$—	$—	$31,514	$182
CMOs - Federal agency	60,998	382	—	—	60,998	382
State and municipal	64,344	857	—	—	64,344	857
Total securities held-to-maturity	$156,856	$1,421	$—	$—	$156,856	$1,421

(1)         The estimated gross unrealized loss for federal agency MBS securities in a continuous unrealized loss position of 12 months or greater was an insignificant amount as of June 30, 2013.

Note 4. Securities (Continued)

At June 30, 2013, the Company had $3.93 billion of securities available-for-sale in an unrealized loss position, consisting of $3.93 billion of temporarily impaired securities and $6.2 million of securities that had non-credit-related impairment recognized in AOCI. The Company had $1.09 million of securities held-to-maturity in an unrealized loss position. At June 30, 2013, the Company had 687 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 3 U.S. Treasury notes, 33 federal agency debt securities, 29 federal agency MBS securities, 140 federal agency CMOs, 6 non-agency CMOs, 462 state and municipal securities and 14 other debt securities. The increase in unrealized losses on debt securities from the first quarter of 2013 and year-end 2012 is attributed to higher market interest rates in the current period.

Other debt securities include the Company’s investment in one highly-rated corporate debt and collateralized bond obligation backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDO held in securities available-for-sale at June 30, 2013 is the most senior tranche of the issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair value of this security was determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDO had a $4.7 million net unrealized loss at June 30, 2013, which the Company attributes to the illiquid credit markets. The CDO has collateral that well exceeds the outstanding debt. The security valuation reflects the current and prospective performance of the issuers whose debt is contained in the asset pools. The Company expects to receive all remaining contractual principal and interest payments due on its CDO. Additionally, the Company does not intend to sell this security, and it is not more likely than not that it will be required to sell the security before it recovers the cost basis of its investment.

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

Note 5. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $78.0 million and $90.0 million at June 30, 2013 and December 31, 2012, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $34.9 million at June 30, 2013 and $36.1 million at December 31, 2012. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,
Fund Type	2013	2012
Private equity and venture capital	$20,340	$20,693
Real estate	8,457	9,223
Hedge	2,841	2,866
Other	3,304	3,309
Total	$34,942	$36,091

Note 5. Other Investments (Continued)

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized no impairment losses on other investments during the three months ended June 30, 2013, and recognized impairment losses of $0.4 million during the six months ended June 30, 2013. The Company recognized impairment losses totaling $0.3 million and $0.5 million on its other investments during the three and six months ended June 30, 2012, respectively.

The table below provides information as of June 30, 2013 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (1)	$686	$179	None (2)	N/A

(1)         Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(2)         Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,
(in thousands)	2013	2012
Commercial	$6,773,875	$6,211,353
Commercial real estate mortgages	3,101,169	2,829,694
Residential mortgages	4,153,051	3,962,205
Real estate construction	217,808	222,780
Home equity loans and lines of credit	700,681	711,750
Installment	149,438	142,793
Lease financing	723,230	737,720
Loans and leases, excluding covered loans	15,819,252	14,818,295
Less: Allowance for loan and lease losses	(289,914)	(277,888)
Loans and leases, excluding covered loans, net	15,529,338	14,540,407

Covered loans	867,996	1,031,004
Less: Allowance for loan losses	(24,414)	(44,781)
Covered loans, net	843,582	986,223

Total loans and leases	$16,687,248	$15,849,299
Total loans and leases, net	$16,372,920	$15,526,630

The loan amounts above include unamortized fees, net of deferred costs, of $4.4 million and $5.9 million as of June 30, 2013 and December 31, 2012, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at June 30, 2013, California represented 78 percent of total loans outstanding and New York and Nevada represented 7 percent and 2 percent, respectively. The remaining 13 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California.

Within the Company’s covered loan portfolio at June 30, 2013, the five states with the largest concentration were California (36 percent), Texas (11 percent), Nevada (7 percent), New York (5 percent) and Arizona (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $868.0 million as of June 30, 2013 and $1.03 billion as of December 31, 2012. Covered loans, net of allowance for loan losses, were $843.6 million at June 30, 2013 and $986.2 million at December 31, 2012.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,
(in thousands)	2013	2012
Commercial	$8,675	$10,561
Commercial real estate mortgages	789,521	931,758
Residential mortgages	5,560	5,652
Real estate construction	60,007	78,554
Home equity loans and lines of credit	3,673	3,790
Installment	560	689
Covered loans	867,996	1,031,004
Less: Allowance for loan losses	(24,414)	(44,781)
Covered loans, net	$843,582	$986,223

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Carrying value of covered loans as of:
June 30, 2013	$757,074	$54,222	$28,053	$28,647	$867,996
December 31, 2012	$893,031	$70,240	$34,803	$32,930	$1,031,004

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021

(1)   The Company is subject to sharing 80% of its recoveries with the FDIC up to the termination dates of the commercial loss-sharing agreements.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
(in thousands)	2013	2012
Balance, beginning of period	$295,813	$436,374
Accretion	(32,740)	(43,085)
Reclassifications from (to) nonaccretable yield	15,978	(10,212)
Disposals and other	(25,086)	(36,944)
Balance, end of period	$253,965	$346,133

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans. Reclassifications between accretable yield and nonaccretable yield may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable yield to accretable yield during 2013 was principally driven by positive changes in cash flows, resulting mainly from changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $117.3 million at June 30, 2013 and $150.0 million at December 31, 2012.

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

For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors for each risk grade and loan type via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The qualitative portion of the allowance attempts to incorporate the risks inherent in the portfolio, economic uncertainties, competition, and regulatory requirements and other subjective factors such as changes in underwriting standards. It also considers overall portfolio indicators, including current and historical credit losses; delinquent, nonperforming and criticized loans; portfolio concentrations; trends in volumes and terms of loans; and economic trends in the broad market and in specific industries.

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

The allowance for loan and lease losses is decreased by the amount of charge-offs and increased by the amount of recoveries. Generally, commercial, commercial real estate and real estate construction loans are charged off when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral and if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged-off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and six months ended June 30, 2013 and 2012. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Unallocated	Total

Three months ended June 30, 2013

Allowance for loan and lease losses:
Beginning balance	$112,397	$52,494	$7,230	$9,876	$4,828	$1,222	$94,281	$282,328
Provision for credit losses (2)	1,091	736	718	(4,837)	185	(393)	2,581	81
Charge-offs	(2,869)	—	(1)	(100)	(35)	(81)	—	(3,086)
Recoveries	5,724	1,034	38	2,782	410	603	—	10,591
Net (charge-offs) recoveries	2,855	1,034	37	2,682	375	522	—	7,505
Ending balance	$116,343	$54,264	$7,985	$7,721	$5,388	$1,351	$96,862	$289,914

Six months ended June 30, 2013

Allowance for loan and lease losses:
Beginning balance	$104,156	$48,240	$10,499	$13,130	$7,243	$1,847	$92,773	$277,888
Provision for credit losses (2)	7,159	4,987	(2,483)	(10,757)	(2,118)	(1,164)	4,089	(287)
Charge-offs	(4,231)	(45)	(106)	(100)	(275)	(352)	—	(5,109)
Recoveries	9,259	1,082	75	5,448	538	1,020	—	17,422
Net (charge-offs) recoveries	5,028	1,037	(31)	5,348	263	668	—	12,313
Ending balance	$116,343	$54,264	$7,985	$7,721	$5,388	$1,351	$96,862	$289,914

Ending balance of allowance:
Individually evaluated for impairment	$478	$2,252	$230	$—	$—	$—	$—	$2,960
Collectively evaluated for impairment	115,865	52,012	7,755	7,721	5,388	1,351	96,862	286,954

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding
covered loans	$7,497,105	$3,101,169	$4,153,051	$217,808	$700,681	$149,438	$—	$15,819,252
Individually evaluated for impairment	34,915	41,932	7,979	30,446	3,257	—	—	118,529
Collectively evaluated for impairment	7,462,190	3,059,237	4,145,072	187,362	697,424	149,438	—	15,700,723

(1)        Includes lease financing loans.

(2)        Provision for credit losses in the allowance rollforward for the three months ended June 30, 2013 includes total transfers from the reserve for off-balance sheet credit commitments of $0.1 million. Provision for credit losses in the allowance rollforward for the six months ended June 30, 2013 includes total transfers to the reserve for off-balance sheet credit commitments of $0.3 million. There was no other provision for credit losses recognized for the three and six months ended June 30, 2013.

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

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$25,205	$24,067	$24,837	$23,097
Transfers (to) from allowance for loan and lease losses	(81)	284	287	1,254
Balance, end of period	$25,124	$24,351	$25,124	$24,351

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at June 30, 2013, December 31, 2012 and June 30, 2012 is provided in the following tables:

		Unpaid		For the three months ended June 30, 2013		For the six months ended June 30, 2013
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial	$27,276	$28,029	$—	$23,171	$428	$21,701	$847
Commercial real estate mortgages	26,821	31,116	—	28,112	427	33,035	662
Residential mortgages:
Fixed	2,008	2,356	—	2,963	24	3,136	42
Variable	4,277	4,619	—	4,161	55	4,396	69
Total residential mortgages	6,285	6,975	—	7,124	79	7,532	111
Real estate construction:
Construction	16,265	21,064	—	17,799	228	18,453	558
Land	14,181	27,156	—	13,172	253	17,364	287
Total real estate construction	30,446	48,220	—	30,971	481	35,817	845
Home equity loans and lines of credit	3,257	4,310	—	2,698	34	2,986	34
Installment:
Consumer	—	—	—	—	—	150	—
Total installment	—	—	—	—	—	150	—
Total with no related allowance	$94,085	$118,650	$—	$92,076	$1,449	$101,221	$2,499

With an allowance recorded:
Commercial	$7,639	$9,170	$478	$7,606	$311	$7,576	$357
Commercial real estate mortgages	15,111	15,963	2,252	14,228	148	12,886	316
Residential mortgages:
Fixed	—	—	—	—	—	154	—
Variable	1,694	1,688	230	847	41	565	41
Total residential mortgages	1,694	1,688	230	847	41	719	41
Real estate construction:
Land	—	—	—	6,425	—	4,283	213
Total real estate construction	—	—	—	6,425	—	4,283	213
Home equity loans and lines of credit	—	—	—	—	—	300	—
Total with an allowance	$24,444	$26,821	$2,960	$29,106	$500	$25,764	$927

Total impaired loans by type:
Commercial	$34,915	$37,199	$478	$30,777	$739	$29,277	$1,204
Commercial real estate mortgages	41,932	47,079	2,252	42,340	575	45,921	978
Residential mortgages	7,979	8,663	230	7,971	120	8,251	152
Real estate construction	30,446	48,220	—	37,396	481	40,100	1,058
Home equity loans and lines of credit	3,257	4,310	—	2,698	34	3,286	34
Installment	—	—	—	—	—	150	—
Total impaired loans	$118,529	$145,471	$2,960	$121,182	$1,949	$126,985	$3,426

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial	$18,761	$24,135	$—
Commercial real estate mortgages	42,882	49,110	—
Residential mortgages:
Fixed	3,482	3,757	—
Variable	4,865	5,437	—
Total residential mortgages	8,347	9,194	—
Real estate construction:
Construction	19,762	33,267	—
Land	25,748	41,016	—
Total real estate construction	45,510	74,283	—
Home equity loans and lines of credit	3,562	4,660	—
Installment:
Consumer	449	927	—
Total installment	449	927	—
Total with no related allowance	$119,511	$162,309	$—

With an allowance recorded:
Commercial	$7,516	$8,038	$952
Commercial real estate mortgages	10,203	10,783	1,326
Residential mortgages:
Fixed	463	507	9
Total residential mortgages	463	507	9
Home equity loans and lines of credit	899	965	116
Total with an allowance	$19,081	$20,293	$2,403

Total impaired loans by type:
Commercial	$26,277	$32,173	$952
Commercial real estate mortgages	53,085	59,893	1,326
Residential mortgages	8,810	9,701	9
Real estate construction	45,510	74,283	—
Home equity loans and lines of credit	4,461	5,625	116
Installment	449	927	—
Total impaired loans	$138,592	$182,602	$2,403

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended June 30, 2012		For the six months ended June 30, 2012
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded:
Commercial	$32,378	$43,247	$—	$30,100	$—	$23,451	$—
Commercial real estate mortgages	28,368	33,107	—	21,188	55	20,748	124
Residential mortgages:
Fixed	1,830	2,518	—	2,248	—	2,663	—
Variable	6,257	6,688	—	6,412	39	5,504	39
Total residential mortgages	8,087	9,206	—	8,660	39	8,167	39
Real estate construction:
Construction	38,828	52,209	—	29,937	126	29,103	242
Land	18,936	22,101	—	21,513	—	24,006	—
Total real estate construction	57,764	74,310	—	51,450	126	53,109	242
Home equity loans and lines of credit	3,207	4,245		4,621	—	4,861	—
Installment:
Consumer	550	927	—	550	—	586	—
Total installment	550	927	—	550	—	586	—
Lease financing	—	—	—	—	—	9	—
Total with no related allowance	$130,354	$165,042	$—	$116,569	$220	$110,931	$405

With an allowance recorded:
Commercial	$10,766	$11,591	$2,850	$11,680	$—	$12,995	$—
Commercial real estate mortgages	17,123	18,266	2,282	12,711	—	12,077	—
Residential mortgages:
Fixed	2,291	2,353	236	2,316	—	1,716	—
Variable	3,256	3,951	162	2,341	—	2,044	—
Total residential mortgages	5,547	6,304	398	4,657	—	3,760	—
Real estate construction:
Land	8,765	18,575	1,866	15,658	—	16,900	—
Total real estate construction	8,765	18,575	1,866	15,658	—	16,900	—
Home equity loans and lines of credit	1,227	1,421	154	1,086	—	1,155	—
Total with an allowance	$43,428	$56,157	$7,550	$45,792	$—	$46,887	$—

Total impaired loans by type:
Commercial	$43,144	$54,838	$2,850	$41,780	$—	$36,446	$—
Commercial real estate mortgages	45,491	51,373	2,282	33,899	55	32,825	124
Residential mortgages	13,634	15,510	398	13,317	39	11,927	39
Real estate construction	66,529	92,885	1,866	67,108	126	70,009	242
Home equity loans and lines of credit	4,434	5,666	154	5,707	—	6,016	—
Installment	550	927	—	550	—	586	—
Lease financing	—	—	—	—	—	9	—
Total impaired loans	$173,782	$221,199	$7,550	$162,361	$220	$157,818	$405

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At June 30, 2013, impaired loans included $6.3 million of loans previously reported as impaired that are less than $1 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at June 30, 2013 and December 31, 2012 included $54.3 million and $48.8 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended June 30, 2013 and 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended June 30, 2013
Commercial	6	$6,956	$6,926	$—
Commercial real estate mortgages	1	547	547	—
Total troubled debt restructured loans	7	$7,503	$7,473	$—

Three months ended June 30, 2012
Commercial	4	$18,179	$18,148	$—
Commercial real estate mortgages	2	15,832	15,832	—
Real estate construction:
Construction	2	9,325	9,325	—
Total troubled debt restructured loans	8	$43,336	$43,305	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the six months ended June 30, 2013 and 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Six months ended June 30, 2013
Commercial	10	$8,683	$8,336	$—
Commercial real estate mortgages	1	547	547
Home equity loans and lines of credit	1	345	—	—
Total troubled debt restructured loans	12	$9,575	$8,883	$—

Six months ended June 30, 2012
Commercial	9	$35,161	$32,351	$—
Commercial real estate mortgages	2	15,832	15,832	—
Residential mortgages:
Fixed	1	655	—	—
Real estate construction:
Construction	3	14,857	14,458	—
Total troubled debt restructured loans	15	$66,505	$62,641	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the three and six months ended June 30, 2013 and 2012 that had been modified as a troubled debt restructuring during the 12 months prior to their default. A loan is considered to be in default when payments are ninety days or more past due.

	For three months ended June 30, 2013			For six months ended June 30, 2013
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	2	$427	$—	4	$1,487	$—
Real estate construction:
Land	1	7,491	—	1	7,491	—
Home equity loans and lines of credit	—	—	—	1	141	—
Total loans that subsequently defaulted	3	$7,918	$—	6	$9,119	$—

	For three months ended June 30, 2012			For six months ended June 30, 2012
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	2	$4,327	$277	3	$4,341	$277
Real estate construction:
Land	—	—	—	2	1,371	—
Total loans that subsequently defaulted	2	$4,327	$277	5	$5,712	$277

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $7.5 million and $9.6 million were modified in troubled debt restructurings during the three and six months ended June 30, 2013, respectively. Loans with pre-modification outstanding balances totaling $43.3 million and $66.5 million were modified in troubled debt restructurings during the three and six months ended June 30, 2012, respectively. The concessions granted in the restructurings completed in 2013 largely consisted of maturity extensions and interest rate modifications.

The unpaid principal balance of TDR loans was $64.4 million, before specific reserves of $0.6 million, at June 30, 2013 and $94.9 million, before specific reserves of $1.7 million, at December 31, 2012. The net decrease in TDR loans from the prior year-end was primarily attributable to payments received on existing TDR loans and to the removal of $15.3 million of loans that were restructured in an A/B note structure in 2012 that are no longer reported as TDRs. These decreases were partially offset by the addition of $9.6 million of loans restructured during the first six months of 2013. Loans restructured in an A/B note restructuring are not reported as TDR loans in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate the lender was willing to accept at the time of restructuring for a new loan with comparable risk, and the loan is performing based on the terms in the restructuring agreement. In an A/B restructuring, the original note is separated into two notes where the A note represents the portion of the original loan that is expected to be fully paid, and the B note is the portion of the loan that is expected to be uncollectible. The B note is charged-off at the time of restructuring. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the six months ended June 30, 2013, four commercial loans, one real estate construction loan and one equity line of credit that had been restructured within the preceding 12 months were not performing in accordance with their modified terms. The defaults were primarily due to missed or late payments. All other TDR loans were performing in accordance with their restructured terms at June 30, 2013. As of June 30, 2013, commitments to lend additional funds on restructured loans totaled $2.0 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at June 30, 2013 and December 31, 2012 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2013
Commercial	$2,080	$10,565	$—	$11,654	$24,299	$6,749,576	$6,773,875
Commercial real estate mortgages	2,523	1,771	—	22,433	26,727	3,074,442	3,101,169
Residential mortgages:
Fixed	—	508	379	4,402	5,289	1,420,487	1,425,776
Variable	—	2,396	—	6,178	8,574	2,718,701	2,727,275
Total residential mortgages	—	2,904	379	10,580	13,863	4,139,188	4,153,051
Real estate construction:
Construction	—	—	—	11,553	11,553	167,627	179,180
Land	—	—	—	14,165	14,165	24,463	38,628
Total real estate construction	—	—	—	25,718	25,718	192,090	217,808
Home equity loans and lines of credit	100	—	249	6,239	6,588	694,093	700,681
Installment:
Commercial	2	—	—	—	2	438	440
Consumer	188	24	—	24	236	148,762	148,998
Total installment	190	24	—	24	238	149,200	149,438
Lease financing	112	151	15	25	303	722,927	723,230
Total	$5,005	$15,415	$643	$76,673	$97,736	$15,721,516	$15,819,252

December 31, 2012
Commercial	$6,207	$4,219	$602	$9,087	$20,115	$6,191,238	$6,211,353
Commercial real estate mortgages	16,968	3,249	—	33,198	53,415	2,776,279	2,829,694
Residential mortgages:
Fixed	—	1,969	379	4,902	7,250	1,458,224	1,465,474
Variable	—	—	—	4,701	4,701	2,492,030	2,496,731
Total residential mortgages	—	1,969	379	9,603	11,951	3,950,254	3,962,205
Real estate construction:
Construction	—	—	—	15,067	15,067	150,548	165,615
Land	—	859	—	25,815	26,674	30,491	57,165
Total real estate construction	—	859	—	40,882	41,741	181,039	222,780
Home equity loans and lines of credit	3,407	480	—	6,424	10,311	701,439	711,750
Installment:
Commercial	—	—	—	—	—	437	437
Consumer	58	35	—	473	566	141,790	142,356
Total installment	58	35	—	473	566	142,227	142,793
Lease financing	2,633	2	—	120	2,755	734,965	737,720
Total	$29,273	$10,813	$981	$99,787	$140,854	$14,677,441	$14,818,295

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of June 30, 2013 and December 31, 2012. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	June 30, 2013			December 31, 2012
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$6,659,653	$114,222	$6,773,875	$6,073,459	$137,894	$6,211,353
Commercial real estate mortgages	2,997,653	103,516	3,101,169	2,705,469	124,225	2,829,694
Residential mortgages:
Fixed	1,405,192	20,584	1,425,776	1,449,270	16,204	1,465,474
Variable	2,703,347	23,928	2,727,275	2,479,449	17,282	2,496,731
Total residential mortgages	4,108,539	44,512	4,153,051	3,928,719	33,486	3,962,205
Real estate construction:
Construction	137,033	42,147	179,180	119,189	46,426	165,615
Land	24,166	14,462	38,628	27,492	29,673	57,165
Total real estate construction	161,199	56,609	217,808	146,681	76,099	222,780
Home equity loans and lines of credit	671,809	28,872	700,681	685,011	26,739	711,750
Installment:
Commercial	440	—	440	437	—	437
Consumer	148,622	376	148,998	141,662	694	142,356
Total installment	149,062	376	149,438	142,099	694	142,793
Lease financing	720,080	3,150	723,230	733,803	3,917	737,720
Total	$15,467,995	$351,257	$15,819,252	$14,415,241	$403,054	$14,818,295

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$42,354	$61,471	$44,781	$64,565
Provision for losses	(11,927)	13,293	(2,035)	20,759
Reduction in allowance due to loan removals	(6,013)	(31,617)	(18,332)	(42,177)
Balance, end of period	$24,414	$43,147	$24,414	$43,147

The allowance for losses on covered loans was $24.4 million, $44.8 million and $43.1 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded an $11.9 million and $2.0 million reversal of its allowance for covered loans during the three and six months ended June 30, 2013, respectively. Provision expense was $13.3 million and $20.8 million for the three and six months ended June 30, 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of June 30, 2013 and December 31, 2012.

At June 30, 2013, covered loans that were 30 to 89 days delinquent totaled $3.1 million and covered loans that were 90 days or more past due on accrual status totaled $89.4 million. At December 31, 2012, covered loans that were 30 to 89 days delinquent totaled $43.4 million and covered loans that were 90 days or more past due on accrual status totaled $112.4 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$19,786	$43,751	$63,537	$29,074	$78,456	$107,530
Additions	341	4,612	4,953	10,476	22,960	33,436
Sales	(390)	(4,378)	(4,768)	(1,540)	(14,332)	(15,872)
Valuation adjustments	(61)	(2,184)	(2,245)	(3,343)	(4,250)	(7,593)
Balance, end of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501

The following table provides a summary of OREO activity for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	723	13,906	14,629	12,693	29,035	41,728
Sales	(1,781)	(25,162)	(26,943)	(4,417)	(32,693)	(37,110)
Valuation adjustments	(293)	(5,219)	(5,512)	(4,399)	(12,058)	(16,457)
Balance, end of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501

At June 30, 2013, OREO was $61.5 million and included $41.8 million of covered OREO. At December 31, 2012, OREO was $79.3 million and included $58.3 million of covered OREO. The balance of OREO at June 30, 2013 and December 31, 2012 is net of valuation allowances of $28.7 million and $33.6 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of June 30, 2013 and December 31, 2012 are provided below:

	June 30,	December 31,
(in thousands) (1)	2013	2012
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$206,581
Federal funds purchased	—	1,214,200
Current portion of nonrecourse debt (5)	2,675	3,017
Total short-term borrowings	$2,675	$1,423,798

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$297,766	$297,613
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	49,774	49,755
City National Bank - 9.00% Subordinated Notes Due August 2019	74,886	74,876
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	54,916	54,909
City National Bank - 5.375% Subordinated Notes Due July 2022	148,677	148,642
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,152	5,152
Nonrecourse debt (5)	75,366	75,104
Total long-term debt	$706,537	$706,051

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

(4)	These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of June 30, 2013, the interest rate was approximately 2.24 percent.
(5)	Nonrecourse debt bears interest at an average rate of 3.88 percent as of June 30, 2013 and has maturity dates ranging from August 2013 to December 2019.

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

The components of AOCI at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
(in thousands)	2013	2012
Net unrealized gain on securities available-for-sale	$6,585	$86,526
Net unrealized gain on cash flow hedges	—	56
Total accumulated other comprehensive income	$6,585	$86,582

The following table presents the tax effects allocated to each component of other comprehensive income for the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(111,213)	$(46,520)	$(64,693)	$6,559	$2,744	$3,815
Reclassification adjustment for net gains included in net income (1)	(4,785)	(2,002)	(2,783)	(17)	(7)	(10)
Non-credit related impairment loss	(240)	(100)	(140)	(3,951)	(1,652)	(2,299)
Total securities available-for-sale	(116,238)	(48,622)	(67,616)	2,591	1,085	1,506
Net change on cash flow hedges	(21)	—	(21)	(41)	—	(41)
Total other comprehensive (loss) income	$(116,259)	$(48,622)	$(67,637)	$2,550	$1,085	$1,465

(1) Recognized in Gain on sale of securities in the consolidated statements of income.

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(131,515)	$(55,013)	$(76,502)	$20,580	$8,609	$11,971
Reclassification adjustment for net gains included in net income (1)	(5,672)	(2,373)	(3,299)	(411)	(172)	(239)
Non-credit related impairment loss	(240)	(100)	(140)	(3,951)	(1,652)	(2,299)
Total securities available-for-sale	(137,427)	(57,486)	(79,941)	16,218	6,785	9,433
Net change on cash flow hedges	(56)	—	(56)	(83)	—	(83)
Pension liability adjustment (2)	—	—	—	1,085	—	1,085
Total other comprehensive (loss) income	$(137,483)	$(57,486)	$(79,997)	$17,220	$6,785	$10,435

(1) Recognized in Gain on sale of securities in the consolidated statements of income.

(2) Recognized in Salaries and employee benefits in the consolidated statements of income. See Note 15 for additional information.

Note 9. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended June 30, 2013. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended June 30, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 1, 2013 to April 30, 2013	359	$55.53
May 1, 2013 to May 31, 2013	—	—
June 1, 2013 to June 30, 2013	1,128	62.05
Total share repurchases	1,487	60.47

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic EPS:
Net income attributable to City National Corporation	$59,741	$54,758	$111,264	$101,023
Less: Dividends on preferred stock	2,406	—	4,812	—
Net income available to common shareholders	$57,335	$54,758	$106,452	$101,023
Less: Earnings allocated to participating securities	656	788	1,287	1,532
Earnings allocated to common shareholders	$56,679	$53,970	$105,165	$99,491

Weighted average common shares outstanding	54,105	53,105	53,919	52,923

Basic earnings per common share	$1.05	$1.02	$1.95	$1.88

Diluted EPS:
Earnings allocated to common shareholders (1)	$56,682	$53,972	$105,173	$99,496

Weighted average common shares outstanding	54,105	53,105	53,919	52,923
Dilutive effect of equity awards	372	268	361	294
Weighted average diluted common shares outstanding	54,477	53,373	54,280	53,217

Diluted earnings per common share	$1.04	$1.01	$1.94	$1.87

(1)         Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 2.4 million and 2.7 million average outstanding stock options that were antidilutive for the three months ended June 30, 2013 and 2012, respectively. There were 2.3 million and 2.8 million average outstanding stock options that were antidilutive for the six months ended June 30, 2013 and 2012, respectively.

Note 11. Share-Based Compensation

On June 30, 2013, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of June 30, 2013. At June 30, 2013, there were approximately 3.3 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the Company’s share-based compensation plan.

The compensation cost recognized for all share-based awards was $5.4 million and $10.5 million for the three and six months ended June 30, 2013, respectively, compared with $4.3 million and $9.0 million for the three and six months ended June 30, 2012, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.3 million and $4.4 million for the three and six months ended June 30, 2013, respectively, compared with $1.8 million and $3.8 million for the three and six months ended June 30, 2012, respectively. The Company received $17.8 million and $9.0 million in cash for the exercise of stock options during the six months ended June 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $3.5 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Weighted-average volatility	—	—	28.12%	30.58%
Dividend yield	—	—	2.15%	2.14%
Expected term (in years)	—	—	6.15	6.11
Risk-free interest rate	—	—	1.24%	1.44%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2013 and 2012 were $12.57 and $11.64, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $8.5 million and $2.1 million, respectively.

A summary of option activity and related information for the six months ended June 30, 2013 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2013	4,417	$53.91
Granted	593	55.73
Exercised	(461)	38.73
Forfeited or expired	(54)	56.65
Outstanding at June 30, 2013	4,495	$55.67	$44,701	5.87
Exercisable at June 30, 2013	3,042	$56.89	$29,818	4.52

(1) Includes in-the-money options only.

Note 11. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the six months ended June 30, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2013	1,529	$13.36
Granted	593	12.57
Vested	(647)	12.12
Forfeited	(21)	13.28
Unvested at June 30, 2013	1,454	$13.60

The number of options vested during the six months ended June 30, 2013 and 2012 was 646,736 and 608,172, respectively. The total fair value of options vested during the six months ended June 30, 2013 and 2012 was $7.8 million and $7.4 million, respectively. As of June 30, 2013, there was $15.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of changes in restricted stock and related information for the six months ended June 30, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2013	747	$50.73
Granted	68	55.73
Vested	(186)	45.60
Forfeited	(7)	49.80
Unvested at June 30, 2013	622	$52.82

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2013 and 2012 was $55.73 and $47.04, respectively. The number of restricted shares vested during the six months ended June 30, 2013 and 2012 was 186,109 and 174,710, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2013 and 2012 was $8.5 million and $8.0 million, respectively. As of June 30, 2013, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $20.5 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 11. Share-Based Compensation (Continued)

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the six months ended June 30, 2013 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2013	101
Granted	88
Forfeited	(2)
Unvested at June 30, 2013	187

Note 12. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	June 30, 2013			December 31, 2012
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest-rate swaps - fair value (1):
Long-term and subordinated debt	$—	$—	$—	$205.5	$2.3	$0.1

Total derivatives designated as hedging instruments	$—	$—	$—	$205.5	$2.3	$0.1

Derivatives not designated as hedging instruments
Interest-rate contracts:
Swaps	$2,691.9	$44.9	$43.7	$2,243.6	$64.2	$64.2
Interest-rate caps, floors and collars	230.6	0.3	0.3	240.1	0.2	0.2
Options purchased	2.0	0.4	0.4	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$2,926.5	$45.6	$44.4	$2,487.7	$64.6	$64.6

Option contracts	$—	$0.6	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$421.3	$2.0	$2.5	$231.4	$1.5	$1.3

Total derivatives not designated as hedging instruments	$3,347.8	$48.2	$46.9	$2,719.1	$66.8	$65.9

(1)    The Company offsets mark-to-market adjustments, interest receivable, interest payable and cash collateral received on interest-rate swaps that are executed with the same counterparty under a master netting agreement, and reports the net balance in other assets or other liabilities in the consolidated balance sheets. For purposes of this disclosure, mark-to-market adjustments, interest receivable and payable are presented on a gross basis and cash collateral is excluded from fair value amounts.

Note 12. Derivative Instruments (Continued)

Derivatives Designated as Hedging Instruments

As of June 30, 2013, the Company had no hedging instruments. As of December 31, 2012, the Company had $205.5 million notional amount of interest-rate swap contracts, all of which were designated as fair value hedges. There were no cash flow hedges at December 31, 2012. The net positive fair value of the fair value hedges of $2.3 million is recorded in other assets. It includes a mark-to-market asset of $1.1 million and net interest receivable of $1.2 million. The balance of borrowings reported in the consolidated balance sheet includes a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three and six months ended June 30, 2013 and 2012 is provided below:

(in millions)		For the three months ended		For the six months ended
Derivatives Designated as	Location in Consolidated	June 30,		June 30,
Hedging Instruments	Statements of Income	2013	2012	2013	2012
Interest-rate swaps-fair value	Interest expense	$—	$(2.1)	$(1.0)	$(4.1)
Interest-rate swaps-cash flow	Interest income	—	—	0.1	0.1
Total income		—	$2.1	$1.1	$4.2

Interest-rate swaps increased net interest income by $1.1 million for the six months ended June 30, 2013 and $2.1 million and $4.2 million for the three and six months ended June 30, 2012, respectively. The Company had no interest rate swaps that impacted net interest income during the second quarter of 2013.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the six-month periods ended June 30, 2013 and 2012. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the six months ended June 30, 2013 and 2012 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. At June 30, 2013, the balance of deferred gain on terminated swaps had been fully amortized.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three and six months ended June 30, 2013 and 2012:

(in millions)		For the three months ended		For the six months ended
Derivatives Not Designated as	Location in Consolidated	June 30,		June 30,
Hedging Instruments	Statements of Income	2013	2012	2013	2012
Interest-rate contracts	Other noninterest income	$1.5	$(1.2)	$1.2	$(0.5)
Option contracts	Other noninterest income	0.1	(0.1)	0.4	(0.7)
Foreign exchange contracts	International services income	7.3	6.5	13.2	12.3
Total income		$8.9	$5.2	$14.8	$11.1

Note 12. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2013 was $11.0 million. The Company delivered collateral in the form of securities valued at $1.1 million and cash totaling $1.0 million on swap agreements that had credit-risk contingent features that were in a net liability position at June 30, 2013.

The Company’s interest-rate swaps had $1.4 million and $1.6 million of credit risk exposure at June 30, 2013 and December 31, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at June 30, 2013. At December 31, 2012, the Company had received $1.0 million of collateral in the form of securities. The Company delivered collateral valued at $12.8 million on swap agreements that did not have credit-risk contingent features at June 30, 2013.

Note 13. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements under which it has the right to claim securities collateral if the counterparty fails to perform. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

Note 13. Balance Sheet Offsetting (Continued)

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

The following table provides information about financial instruments that are eligible for offset at June 30, 2013 and December 31, 2012:

				Gross Amounts
			Net Amount	Not Offset in the
	Gross	Gross	Presented	Balance Sheet
	Amount	Amount	in the	Securities	Cash	Net
(in thousands)	Recognized	Offset	Balance Sheet	Collateral	Collateral	Amount
June 30, 2013
Financial assets:
Derivatives not designated as hedging instruments	$11,498	$(8,158)	$3,340	$—	$—	$3,340
Reverse repurchase agreements	200,000	—	200,000	(200,000)	—	—
Total financial assets	$211,498	$(8,158)	$203,340	$(200,000)	$—	$3,340

Financial liabilities:
Derivatives not designated as hedging instruments	$39,119	$(8,158)	$30,961	$(13,909)	$(1,010)	$16,042
Total financial liabilities	$39,119	$(8,158)	$30,961	$(13,909)	$(1,010)	$16,042

December 31, 2012
Financial assets:
Derivatives designated as hedging instruments	$2,249	$(83)	$2,166	$(1,034)	$—	$1,132
Derivatives not designated as hedging instruments	1,920	(1,454)	466	—	—	466
Total financial assets	$4,169	$(1,537)	$2,632	$(1,034)	$—	$1,598

Financial liabilities:
Derivatives designated as hedging instruments	$83	$(83)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	65,461	(1,453)	64,008	(48,697)	—	15,311
Total financial liabilities	$65,544	$(1,536)	$64,008	$(48,697)	$—	$15,311

Note 14. Income Taxes

The Company recognized income tax expense of $25.4 million and $46.7 million for the three and six months ended June 30, 2013, respectively. The Company recognized income tax expense of $27.3 million and $49.0 million for the same periods in 2012.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of approximately $0.5 million and interest and penalties expense of $0.1 million for the six months ended June 30, 2013 and 2012, respectively. The Company had approximately $2.9 million and $3.4 million of accrued interest and penalties as of June 30, 2013 and December 31, 2012, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2012 and 2013. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the six month period ended June 30, 2013.

Note 15. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $5.2 million and $10.0 million for the three and six months ended June 30, 2013, respectively. Profit sharing and matching contribution expense was $4.8 million and $9.4 million for the same periods in 2012, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.3 million and $0.5 million for the three and six months ended June 30, 2013, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.3 million and $0.4 million for the same periods in 2012, respectively.

Other Plans

Prior to March 14, 2012, the Company provided a supplemental retirement benefit (also referred to as a “SERP benefit”) to one of its executive officers. On March 14, 2012, the executive’s supplemental retirement benefit agreement was amended to terminate the executive’s right to receive SERP benefits in exchange for fully vested interests in a deferred compensation stock fund. On March 14, 2012, the SERP benefit was terminated and the actuarial present value of the accumulated SERP benefit was calculated as of that date. The present value of the accumulated SERP benefit under the amended agreement at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP benefit, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income in the quarter ended March 31, 2012. The Company recognized total expense related to this SERP of $1.9 million for the six months ended June 30, 2012 and no expense for the six months ended June 30, 2013.

The Company also administers a Supplemental Executive Retirement Plan (“SERP Plan”) covering three former executives of Pacific Bank, which the Company acquired in 2000. As of June 30, 2013, there was an unfunded pension liability for the SERP Plan of $2.3 million. Expense for the three months ended June 30, 2013 and 2012 was nominal. Expense for the six months ended June 30, 2013 and 2012 was $0.1 million.

Note 16. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 17. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $166.8 million and $154.0 million at June 30, 2013 and December 31, 2012, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $67.9 million at June 30, 2013. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of June 30, 2013, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $1.7 million aggregate carrying value of these investments at June 30, 2013. There were no unfunded commitments for these affordable housing investments at June 30, 2013.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $34.9 million and $36.1 million at June 30, 2013 and December 31, 2012, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

Note 18. Noncontrolling Interest

In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), the Company reports noncontrolling interest in its majority-owned affiliates as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the mezzanine section.

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

As of June 30, 2013, affiliate noncontrolling owners held equity interests with an estimated fair value of $39.9 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

Note 18. Noncontrolling Interest (Continued)

The following is a summary of activity for redeemable noncontrolling interest for the six months ended June 30, 2013 and 2012:

	For the six months ended June 30,
(in thousands)	2013	2012
Balance, beginning of period	$41,112	$44,643
Net income	1,048	652
Distributions to redeemable noncontrolling interest	(940)	(867)
Additions and redemptions, net	(1,693)	(1,737)
Adjustments to fair value	416	(792)
Balance, end of period	$39,943	$41,899

Note 19. Segment Results

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

Note 19. Segment Results

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

Effective with second quarter 2013 reporting, the methodology for allocating the provision for income taxes to the segments was revised to base the allocation on the Company’s effective tax rate. The allocation was previously based on the statutory tax rate. Prior period segment results have been revised to reflect this change in methodology.

Exposure to market risk is managed in the Company’s Treasury department. Interest rate risk is mostly removed from the Commercial and Private Banking segment and transferred to the Funding Center through a fund transfer pricing (“FTP”) methodology and allocation model. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for fixed term assets and liabilities and a blended rate for the remaining assets and liabilities with varying maturities.

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

	For the three months ended June 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$185,024	$247	$17,648	$202,919
Provision for losses on covered loans	(11,927)	—	—	(11,927)
Noninterest income	30,555	58,472	(6,818)	82,209
Depreciation and amortization	3,624	1,876	4,680	10,180
Noninterest expense	171,289	48,684	(18,724)	201,249
Income before income taxes	52,593	8,159	24,874	85,626
Provision for income taxes	15,699	2,298	7,425	25,422
Net income	36,894	5,861	17,449	60,204
Less: Net income attributable to noncontrolling interest	—	463	—	463
Net income attributable to City National Corporation	$36,894	$5,398	$17,449	$59,741

Selected Average Balances:
Loans and leases, excluding covered loans	$15,379,372	$—	$54,730	$15,434,102
Covered loans	909,728	—	—	909,728
Total assets	16,505,989	652,737	10,310,855	27,469,581
Deposits	22,409,159	120,702	588,957	23,118,818
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,176	40,199	—	45,375

Note 19. Segment Results (Continued)

	For the three months ended June 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$184,758	$648	$31,073	$216,479
Provision for credit losses on loans and leases, excluding covered loans	1,000	—	—	1,000
Provision for losses on covered loans	13,293	—	—	13,293
Noninterest income	50,089	39,966	(15,287)	74,768
Depreciation and amortization	3,414	1,538	4,579	9,531
Noninterest expense	165,635	36,123	(16,773)	184,985
Income before income taxes	51,505	2,953	27,980	82,438
Provision for income taxes	17,123	846	9,302	27,271
Net income	34,382	2,107	18,678	55,167
Less: Net income attributable to noncontrolling interest	—	409	—	409
Net income attributable to City National Corporation	$34,382	$1,698	$18,678	$54,758

Selected Average Balances:
Loans and leases, excluding covered loans	$13,073,029	$—	$52,838	$13,125,867
Covered loans	1,341,041	—	—	1,341,041
Total assets	14,728,913	530,179	9,103,454	24,362,546
Deposits	20,379,604	96,839	471,803	20,948,246
Goodwill	370,333	162,813	—	533,146
Customer-relationship intangibles, net	8,129	25,714	—	33,843

	For the six months ended June 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$368,980	$565	$34,447	$403,992
Provision for losses on covered loans	(2,035)	—	—	(2,035)
Noninterest income	80,818	113,925	(19,006)	175,737
Depreciation and amortization	7,243	3,776	9,265	20,284
Noninterest expense	342,286	95,664	(35,465)	402,485
Income before income taxes	102,304	15,050	41,641	158,995
Provision for income taxes	30,237	4,138	12,308	46,683
Net income	72,067	10,912	29,333	112,312
Less: Net income attributable to noncontrolling interest	—	1,048	—	1,048
Net income attributable to City National Corporation	$72,067	$9,864	$29,333	$111,264

Selected Average Balances:
Loans and leases, excluding covered loans	$15,068,756	$—	$54,691	$15,123,447
Covered loans	949,370	—	—	949,370
Total assets	16,247,389	648,561	10,692,758	27,588,708
Deposits	22,126,242	113,563	527,035	22,766,840
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,543	40,794	—	46,337

Note 19. Segment Results (Continued)

	For the six months ended June 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$356,572	$1,264	$59,356	$417,192
Provision for credit losses on loans and leases, excluding covered loans	1,000	—	—	1,000
Provision for losses on covered loans	20,759	—	—	20,759
Noninterest income	96,974	79,337	(25,843)	150,468
Depreciation and amortization	6,997	2,984	8,864	18,845
Noninterest expense	336,785	72,262	(32,656)	376,391
Income before income taxes	88,005	5,355	57,305	150,665
Provision for income taxes	28,740	1,536	18,714	48,990
Net income	59,265	3,819	38,591	101,675
Less: Net income attributable to noncontrolling interest	—	652	—	652
Net income attributable to City National Corporation	$59,265	$3,167	$38,591	$101,023

Selected Average Balances:
Loans and leases, excluding covered loans	$12,726,026	$—	$53,054	$12,779,080
Covered loans	1,389,877	—	—	1,389,877
Total assets	14,433,156	533,956	9,036,610	24,003,722
Deposits	20,050,801	97,937	434,083	20,582,821
Goodwill	347,547	162,367	—	509,914
Customer-relationship intangibles, net	8,568	26,103	—	34,671

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) volatility in the municipal bond market; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (21) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (22) the success of the Company at managing the risks involved in the foregoing.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2013 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts)	2013	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$285,128	$294,601	$291,247	(3)%	(2)%
Net income available to common shareholders	57,335	49,117	54,758	17	5
Net income per common share, basic	1.05	0.90	1.02	17	3
Net income per common share, diluted	1.04	0.90	1.01	16	3
Dividends per common share	0.25	—	0.25	—	0

At Quarter End
Assets	$27,379,502	$27,433,754	$24,801,973	(0)	10
Securities	8,597,199	9,192,467	8,028,695	(6)	7
Loans and leases, excluding covered loans	15,819,252	15,216,906	13,507,209	4	17
Covered loans (1)	867,996	951,917	1,260,135	(9)	(31)
Deposits	23,651,757	22,937,586	21,109,052	3	12
Common shareholders’ equity	2,374,848	2,386,969	2,255,365	(1)	5
Total shareholders’ equity	2,544,768	2,556,889	2,255,365	(0)	13
Book value per common share	44.16	44.50	42.70	(1)	3

Average Balances
Assets	$27,469,581	$27,709,159	$24,362,546	(1)	13
Securities	8,866,911	9,796,252	7,755,330	(9)	14
Loans and leases, excluding covered loans	15,434,102	14,809,341	13,125,867	4	18
Covered loans (1)	909,728	989,452	1,341,041	(8)	(32)
Deposits	23,118,818	22,410,953	20,948,246	3	10
Common shareholders’ equity	2,412,148	2,363,524	2,234,411	2	8
Total shareholders’ equity	2,582,068	2,533,444	2,234,411	2	16

Selected Ratios
Return on average assets (annualized)	0.87%	0.75%	0.90%	16	(3)
Return on average common equity (annualized)	9.53	8.43	9.86	13	(3)
Corporation’s tier 1 leverage	7.00	6.72	6.74	4	4
Corporation’s tier 1 risk-based capital	9.74	9.64	9.58	1	2
Corporation’s total risk-based capital	12.78	12.71	12.91	1	(1)
Period-end common equity to period-end assets	8.67	8.70	9.09	(0)	(5)
Period-end equity to period-end assets	9.29	9.32	9.09	(0)	2
Dividend payout ratio, per common share	23.81	—	24.57	—	(3)
Net interest margin	3.24	3.21	3.91	1	(17)
Expense to revenue ratio (2)	71.51	68.95	63.28	4	13

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.48%	0.55%	0.73%	(13)	(34)
Nonaccrual loans and OREO to total loans and leases and OREO	0.61	0.68	0.98	(10)	(38)
Allowance for loan and lease losses to total loans and leases	1.83	1.86	2.00	(2)	(9)
Allowance for loan and lease losses to nonaccrual loans	378.12	339.03	273.21	12	38
Net recoveries to average total loans and leases (annualized)	0.20	0.13	0.08	54	150

At Quarter End
Assets under management (4)	$40,634,392	$39,693,542	$32,105,076	2	27
Assets under management or administration (4) (5)	59,133,128	59,040,758	50,040,118	0	18

(1)	Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).
(2)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(3)	Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.
(4)

Excludes $25.11 billion, $24.80 billion and $18.39 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

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

HIGHLIGHTS

•       For the quarter ended June 30, 2013, consolidated net income available to common shareholders was $57.3 million, or $1.04 per diluted share, compared to $54.8 million, or $1.01 per diluted share, for the year-earlier quarter. During the six month period ended June 30, 2013, consolidated net income attributable to City National Corporation was $106.5 million, or $1.94 per diluted share, compared to $101.0 million, or $1.87 per diluted share, for the year-earlier period.

•       Revenue, which consists of net interest income and noninterest income, was $285.1 million for the second quarter of 2013, down 2 percent from $291.2 million in the year-earlier quarter and 3 percent from $294.6 million in the first quarter of 2013.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $208.4 million for the second quarter of 2013, down 6 percent from the year-earlier period, but up 1 percent from the first quarter of 2013.

•       The Company’s net interest margin in the second quarter of 2013 was 3.24 percent, down from 3.91 percent in the second quarter of 2012 and up from 3.21 percent in the first quarter of 2013. The increase from the first quarter of 2013 was due to strong loan growth and a reduction of short-term borrowings.

•       Noninterest income was $82.2 million for the second quarter of 2013, up 10 percent from the second quarter of 2012, but down 12 percent from the first quarter of 2013. The increase from the year-earlier period was due largely to the Company’s acquisition of Rochdale. The decrease from the first quarter of 2013 was primarily attributable to higher FDIC loss sharing expense, which was partly offset by increases in lease income and income from client swap transactions.

•       Assets under management or administration grew to $59.13 billion, up 18 percent from the second quarter of 2012 and up slightly from the first quarter of 2013. Trust and investment fees were $49.8 million, an increase of 46 percent from the second quarter of 2012 and 7 percent from the first quarter of 2013.

•       Noninterest expense for the second quarter of 2013 was $211.4 million, up 9 percent from the second quarter of 2012 and relatively unchanged from the first quarter of 2013. The growth in noninterest expense from the year-earlier quarter was primarily attributable to additional operating expenses from acquisitions.

•       The Company’s effective tax rate was 29.7 percent for the second quarter of 2013, compared with 33.1 percent from the year-earlier period and 29.0 percent for the first quarter of 2013.

•       Total assets were $27.38 billion at June 30, 2013, up 10 percent from $24.80 billion at June 30, 2012 and down slightly from $27.43 billion at March 31, 2013. Total average assets were $27.47 billion for the second quarter of 2013, up 13 percent from $24.36 billion for the second quarter of 2012 and down 1 percent from $27.71 billion for the first quarter of 2013.

•       Loans and leases, excluding covered loans, grew to $15.82 billion at June 30, 2013, an increase of 17 percent from $13.51 billion at June 30, 2012 and 4 percent from $15.22 billion at March 31, 2013. Average loans for the second quarter of 2013, excluding covered loans, were $15.43 billion, up 18 percent from the same period of last year and 4 percent from the first quarter of 2013. Average commercial loan balances were up 25 percent from the year-earlier period and 6 percent from the first quarter of 2013. Average commercial real estate balances increased 29 percent from the second quarter of 2012 and 3 percent from the first quarter of 2012.

•       Excluding covered loans, second quarter 2013 results included no provision for loan and lease losses. The Company recorded a $1.0 million provision in the second quarter of 2012 and no provision in the first quarter of 2013. The allowance for loan and lease losses on non-covered loans was $289.9 million at June 30, 2013, compared with $269.5 million at June 30, 2012 and $282.3 million at March 31, 2013. The Company remains appropriately reserved at 1.83 percent of total loans and leases, excluding covered loans, at June 30, 2013, compared with 2.00 percent at June 30, 2012 and 1.86 percent at March 31, 2013.

•       In the second quarter of 2013, net loan recoveries totaled $7.5 million, or 0.20 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $2.7 million, or 0.08 percent, in the year-earlier quarter, and net recoveries of $4.8 million, or 0.13 percent, for the first quarter of 2013. Nonaccrual loans, excluding covered loans, totaled $76.7 million at June 30, 2013, down from $98.7 million at June 30, 2012 and $83.3 million at March 31, 2013. At June 30, 2013, nonperforming assets, excluding covered assets, were $96.3 million, down from $133.3 million at June 30, 2012 and $103.1 million at March 31, 2013.

•       Average securities for the second quarter of 2013 totaled $8.87 billion, up 14 percent from the second quarter of 2012, but down 9 percent from the first quarter of 2013.

•       Period-end deposits at June 30, 2013 were $23.65 billion, up 12 percent from $21.11 billion at June 30, 2012 and 3 percent from $22.94 billion at March 31, 2013. Deposit balances for the second quarter of 2013 averaged $23.12 billion, up 10 percent from $20.95 billion for the second quarter of 2012 and 3 percent from $22.41 billion for the first quarter of 2013. Average core deposits, which equal 97 percent of total deposit balances, were up 11 percent from the second quarter of 2012 and 3 percent from the first quarter of 2013.

•       The Company remains well-capitalized. The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.8 percent at June 30, 2013, compared with 9.6 percent at June 30, 2012 and 8.7 percent at March 31, 2013. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure. All of the Company’s pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are not scheduled to be fully required until 2019.

OUTLOOK

The Company’s management continues to expect net income growth in 2013 to be modest. Nonetheless, loan and deposit balances are expected to increase, and credit quality should remain strong, though rising loan balances may require some modest loan-loss provision. The current low short-term interest rate environment and relatively flat yield curve will continue to put pressure on the Company’s net interest margin. This outlook reflects management’s expectations for moderate economic growth throughout 2013 and does not take into account the effect that any changes in monetary policy could have on short-term interest rates.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2013 and 2012:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$7,300,447	$65,156	3.58%	$5,844,586	$60,410	4.16%
Commercial real estate mortgages	2,962,221	29,602	4.01	2,294,830	26,801	4.70
Residential mortgages	4,083,044	37,927	3.72	3,815,144	40,812	4.28
Real estate construction	238,533	2,528	4.25	310,631	3,331	4.31
Home equity loans and lines of credit	704,418	6,315	3.60	731,105	6,417	3.53
Installment	145,439	1,702	4.69	129,571	1,482	4.60
Total loans and leases, excluding covered loans (3)	15,434,102	143,230	3.72	13,125,867	139,253	4.27
Covered loans	909,728	32,610	14.34	1,341,041	48,648	14.51
Total loans and leases	16,343,830	175,840	4.32	14,466,908	187,901	5.22
Due from banks - interest-bearing	236,119	158	0.27	293,272	173	0.24
Federal funds sold and securities purchased under resale agreements	277,019	1,555	2.25	136,773	96	0.28
Securities	8,866,911	43,829	1.98	7,755,330	45,927	2.37
Other interest-earning assets	96,004	1,073	4.48	116,861	694	2.39
Total interest-earning assets	25,819,883	222,455	3.46	22,769,144	234,791	4.15
Allowance for loan and lease losses	(325,043)			(331,090)
Cash and due from banks	128,489			148,106
Other non-earning assets	1,846,252			1,776,386
Total assets	$27,469,581			$24,362,546

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,173,015	$390	0.07	$1,890,174	$456	0.10
Money market accounts	5,758,428	1,645	0.11	5,855,607	1,876	0.13
Savings deposits	414,478	99	0.10	360,222	127	0.14
Time deposits - under $100,000	229,241	178	0.31	228,172	285	0.50
Time deposits - $100,000 and over	671,289	678	0.41	733,029	822	0.45
Total interest-bearing deposits	9,246,451	2,990	0.13	9,067,204	3,566	0.16

Federal funds purchased and securities sold under repurchase agreements	374,571	123	0.13	3,511	1	0.11
Other borrowings	927,829	10,963	4.74	797,321	9,843	4.97
Total interest-bearing liabilities	10,548,851	14,076	0.54	9,868,036	13,410	0.55
Noninterest-bearing deposits	13,872,367			11,881,042
Other liabilities	466,295			379,057
Total equity	2,582,068			2,234,411
Total liabilities and equity	$27,469,581			$24,362,546

Net interest spread			2.92%			3.60%
Fully taxable-equivalent net interest and dividend income		$208,379			$221,381
Net interest margin			3.24%			3.91%
Less: Dividend income included in other income		1,073			694
Fully taxable-equivalent net interest income		$207,306			$220,687

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Includes average nonaccrual loans of $74,981 and $107,713 for 2013 and 2012, respectively.
(4)	Loan income includes loan fees of $6,534 and $7,252 for 2013 and 2012, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(4)	rate	balance	expense (2)(4)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$7,089,246	$128,115	3.64%	$5,581,619	$112,558	4.06%
Commercial real estate mortgages	2,914,113	57,846	4.00	2,230,380	53,035	4.78
Residential mortgages	4,032,470	76,014	3.77	3,796,402	81,960	4.32
Real estate construction	236,800	5,215	4.44	312,156	7,490	4.83
Home equity loans and lines of credit	707,971	12,778	3.64	729,035	12,881	3.55
Installment	142,847	3,162	4.46	129,488	2,984	4.64
Total loans and leases, excluding covered loans (3)	15,123,447	283,130	3.78	12,779,080	270,908	4.26
Covered loans	949,370	64,726	13.64	1,389,877	86,872	12.50
Total loans and leases	16,072,817	347,856	4.36	14,168,957	357,780	5.08
Due from banks - interest-bearing	214,535	270	0.25	230,209	266	0.23
Federal funds sold and securities purchased under resale agreements	215,880	2,690	2.51	75,659	106	0.28
Securities	9,329,014	90,660	1.94	7,842,321	93,511	2.38
Other interest-earning assets	100,364	2,035	4.09	118,774	1,385	2.34
Total interest-earning assets	25,932,610	443,511	3.45	22,435,920	453,048	4.06
Allowance for loan and lease losses	(326,483)			(332,968)
Cash and due from banks	128,596			144,771
Other non-earning assets	1,853,985			1,755,999
Total assets	$27,588,708			$24,003,722

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,195,086	$807	0.07	$1,921,178	$980	0.10
Money market accounts	5,725,378	3,242	0.11	5,936,604	4,078	0.14
Savings deposits	416,652	214	0.10	359,158	254	0.14
Time deposits - under $100,000	219,066	360	0.33	235,202	582	0.50
Time deposits - $100,000 and over	633,722	1,307	0.42	714,841	1,705	0.48
Total interest-bearing deposits	9,189,904	5,930	0.13	9,166,983	7,599	0.17

Federal funds purchased and securities sold under repurchase agreements	606,058	400	0.13	84,935	32	0.08
Other borrowings	1,188,474	22,473	3.81	746,969	18,658	5.02
Total interest-bearing liabilities	10,984,436	28,803	0.53	9,998,887	26,289	0.53
Noninterest-bearing deposits	13,576,936			11,415,838
Other liabilities	469,446			387,418
Total equity	2,557,890			2,201,579
Total liabilities and equity	$27,588,708			$24,003,722

Net interest spread			2.92%			3.53%
Fully taxable-equivalent net interest and dividend income		$414,708			$426,759
Net interest margin			3.22%			3.83%
Less: Dividend income included in other income		2,035			1,385
Fully taxable-equivalent net interest income		$412,673			$425,374

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Includes average nonaccrual loans of $83,945 and $111,201 for 2013 and 2012, respectively.
(4)	Loan income includes loan fees of $12,719 and $12,291 for 2013 and 2012, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the second quarter of 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2013 vs 2012			2012 vs 2011
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$22,848	$(34,909)	$(12,061)	$14,891	$1,191	$16,082
Securities	6,058	(8,156)	(2,098)	9,374	(4,833)	4,541
Due from banks - interest-bearing	(36)	21	(15)	(152)	(82)	(234)
Federal funds sold and securities purchased under resale agreements	188	1,271	1,459	(5)	3	(2)
Other interest-earning assets	(142)	521	379	(101)	92	(9)
Total interest-earning assets	28,916	(41,252)	(12,336)	24,007	(3,629)	20,378

Interest paid on:
Interest checking deposits	62	(128)	(66)	73	(360)	(287)
Money market deposits	(30)	(201)	(231)	(796)	(4,503)	(5,299)
Savings deposits	17	(45)	(28)	24	(160)	(136)
Time deposits	(67)	(184)	(251)	(260)	(468)	(728)
Total borrowings	4,894	(3,652)	1,242	(726)	1,277	551
Total interest-bearing liabilities	4,876	(4,210)	666	(1,685)	(4,214)	(5,899)
	$24,040	$(37,042)	$(13,002)	$25,692	$585	$26,277

(1) Includes covered loans.

Changes In Net Interest Income

	For the six months ended June 30,			For the six months ended June 30,
	2013 vs 2012			2012 vs 2011
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$44,165	$(54,089)	$(9,924)	$25,886	$(4,685)	$21,201
Securities	15,925	(18,776)	(2,851)	23,179	(10,207)	12,972
Due from banks - interest-bearing	(19)	23	4	(335)	(104)	(439)
Federal funds sold and securities purchased under resale agreements	492	2,092	2,584	(156)	10	(146)
Other interest-earning assets	(242)	892	650	(197)	179	(18)
Total interest-earning assets	60,321	(69,858)	(9,537)	48,377	(14,807)	33,570

Interest paid on:
Interest checking deposits	125	(298)	(173)	151	(728)	(577)
Money market deposits	(143)	(693)	(836)	(1,261)	(8,989)	(10,250)
Savings deposits	37	(77)	(40)	65	(331)	(266)
Time deposits	(218)	(402)	(620)	(578)	(937)	(1,515)
Total borrowings	14,816	(10,633)	4,183	(661)	729	68
Total interest-bearing liabilities	14,617	(12,103)	2,514	(2,284)	(10,256)	(12,540)
	$45,704	$(57,755)	$(12,051)	$50,661	$(4,551)	$46,110

(1) Includes covered loans.

Net interest income was $202.9 million for the second quarter of 2013, an increase of 1 percent from $201.1 million for the first quarter of 2013, and a 6 percent decrease from $216.5 million for the second quarter of 2012. The growth in net interest income from the first quarter of 2013 was a result of higher interest income from loans and lower interest expense from short and long-term borrowings, partially offset by lower income from the securities portfolio. The decrease in net interest income from the prior-year quarter was due primarily to lower interest income on covered loans and securities and higher interest expense on borrowed funds.

Interest income on total loans was $174.1 million for the second quarter of 2013, up 2 percent from the first quarter of 2013 and down 6 from the second quarter of 2012. The increase in loan interest income from the first quarter 2013 was driven by growth in the Company’s commercial and commercial real estate mortgage loan portfolios. Compared with the year-earlier quarter, higher loan income associated with loan growth was more than offset by lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off during the second quarter of 2013. Income from accelerated accretable yield recognition during the second quarter of 2013 was $15.9 million, compared to $15.6 million in the first quarter of 2013 and $27.4 million in the year-earlier quarter.

Average loans and leases, excluding covered loans, totaled $15.43 billion for the second quarter of 2013, an increase of 4 percent from $14.81 billion for the first quarter of 2013 and 18 percent from $13.13 billion for the second quarter of 2012. The increases were primarily driven by growth in commercial loans, which grew 6 percent and 25 percent from the first quarter of 2013 and year-earlier quarter, respectively. Commercial real estate loans grew 3 percent and 29 percent for the same periods. The increase in loans from the year-earlier quarter was due largely to organic loan growth, particularly in the Company’s specialty banking and entertainment businesses. Average covered loans decreased to $909.7 million for the second quarter of 2013, from $989.5 million for the first quarter of 2013 and $1.34 billion for the year-ago quarter.

Interest income on securities was $41.2 million for the second quarter of 2013, a 7 percent decrease from $44.3 million for the first quarter of 2013 and a 5 percent decrease from $43.5 million for the second quarter of 2012. Average total securities were $8.87 billion for the second quarter of 2013, down from $9.80 billion for the first quarter of 2013 and up 14 percent from the year-earlier quarter. Average securities declined from the first quarter of 2013, as the Company sold some longer-duration securities from its available-for-sale portfolio to fund loan growth and to shorten the duration of the investment portfolio in anticipation of higher interest rates. While average securities increased in the second quarter of 2013 from the year-earlier quarter due to deposit growth, the yield on securities decreased resulting in lower interest income.

Total interest expense was $14.1 million for the second quarter of 2013, a decrease of 4 percent from $14.7 million for the first quarter of 2013 and an increase of 5 percent from $13.4 million for the second quarter of 2012. Interest expense on borrowings was $11.1 million for the second quarter of 2013, a 6 percent decrease from $11.8 million for the first quarter of 2013 and a 13 percent increase from $9.8 million for the second quarter of 2012. The decrease in interest expense on borrowings compared to the first quarter of 2013 was due to lower short-term borrowing balances and the maturity of senior debt in February 2013. The growth in interest expense on borrowings compared with the year-earlier quarter was primarily attributable to the issuance of $150.0 million in subordinated notes during the second quarter of 2012, partially offset by the senior debt maturity.

Interest expense on deposits was $3.0 million for the second quarter of 2013, a modest increase from $2.9 million for the first quarter of 2013, and a 16 percent decrease from $3.6 million for the year-earlier quarter. The decrease in interest expense on deposits from the year-earlier quarter was due to lower deposit rates. Average deposits were $23.11 billion for the second quarter of 2013, a 3 percent increase from $22.41 billion for the first quarter of 2013 and a 10 percent increase from $20.95 billion for the second quarter of 2012. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $22.45 billion for the second quarter of 2013, $21.82 billion for the first quarter of 2013 and $20.22 billion for the year-earlier quarter. Average core deposits represented 97 percent of total average deposits for each of these periods. Average interest-bearing deposits were $9.25 billion for the second quarter of 2013, up 1 percent from the first quarter of 2013 and up 2 percent from the second quarter of 2012. Average noninterest-bearing deposits were $13.87 billion, up 4 percent from the first quarter of 2013 and up 17 percent from the year-earlier quarter.

The net settlement of interest-rate swaps increased net interest income by $1.1 million for the first quarter of 2013 and $2.1 million for the year-earlier quarter. The Company had no interest rate swaps designated as hedging instruments during the second quarter of 2013.

The fully taxable net interest margin was 3.24 percent for the second quarter of 2013, up from 3.21 percent for the first quarter of 2013 and down from 3.91 percent for the second quarter of 2012. The average yield on earning assets for the second quarter of 2013 was 3.46 percent, up 2 basis points from 3.44 percent for the first quarter of 2013 and down 69 basis points from 4.15 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.54 percent, up from 0.52 percent for the first quarter of 2013 and down from 0.55 percent for the same period in 2012.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $207.3 million for the second quarter of 2013, up 1 percent from $205.4 million for the first quarter of 2013 and down 6 percent from $220.7 million for the second quarter of 2012. Fully taxable-equivalent net interest income and dividend income was $208.4 million for the second quarter of 2013 compared with $206.3 million for the first quarter of 2013 and $221.4 million for the same period in 2012. The $13.0 million decrease in fully taxable-equivalent net interest and dividend income from the year-ago quarter was due to lower yields on loans and securities (rate variance) that was partially offset by growth in loans and securities (volume variance).

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

In light of improving credit metrics and net recoveries, the Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the three and six months ended June 30, 2013. The Company recorded expense of $1.0 million through the provision for credit losses on loans and leases, excluding covered loans, for the three and six months ended June 30, 2012. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded an $11.9 million reversal of its allowance for covered loans during the second quarter of 2013, compared to a $9.9 million provision in the first quarter of 2013 and a $13.3 million provision in the second quarter of 2012. The income statement for the six months ended June 30, 2013 reflected a $2.0 million reversal of its allowance for covered loans, compared to provision expense of $20.8 million for the same period in 2012. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense or reversal of allowance may be recognized in a future period.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, New York and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” on page 73 for further discussion of credit quality.

Noninterest Income

Noninterest income was $82.2 million in the second quarter of 2013, a decrease of 12 percent from the first quarter of 2013 and a 10 percent increase from the second quarter of 2012. The increase from the year-earlier quarter was due largely to the Company’s acquisition of Rochdale in the third quarter of 2012. The decrease from the first quarter of 2013 was primarily attributable to higher FDIC loss sharing expense, which was partly offset by increases in lease income and income from client swap transactions. Results for the second quarter of 2013 also included higher net gains on securities, compared with prior periods. Noninterest income represented 29 percent of the Company’s revenue in the second quarter of 2013, compared to 32 percent for the first quarter of 2013 and 26 percent in the second quarter of 2012.

The following table provides a summary of noninterest income by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2013	2013	2012
Trust and investment fees	$49,830	$46,653	$34,067
Brokerage and mutual fund fees	8,107	8,066	5,293
Total wealth management fees	57,937	54,719	39,360
Cash management and deposit transaction charges	12,880	13,009	11,475
International services	10,911	9,619	10,017
FDIC loss sharing expense, net	(26,477)	(4,352)	(6,026)
Other noninterest income	20,401	18,373	17,388
Total noninterest income before gain (loss)	75,652	91,368	72,214
Gain on disposal of assets	949	1,114	3,011
Gain (loss) on sale of securities	5,790	1,046	(279)
Impairment loss on securities	(182)	—	(178)
Total noninterest income	$82,209	$93,528	$74,768

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual, institutional and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $49.8 million for the second quarter of 2013, an increase of 7 percent from $46.7 million for the first quarter of 2013 and an increase of 46 percent from $34.1 million for the second quarter of 2012. Brokerage and mutual fund fees were $8.1 million for the second quarter of 2013, up 1 percent from the first quarter and an increase of 53 percent from $5.3 million for the year-earlier quarter. The year-over-year increases in trust and investment fees and brokerage and mutual fund fees were due to the Rochdale acquisition, additional client assets and market appreciation.

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

	June 30,		%	March 31,	%
(in millions)	2013	2012	Change	2013	Change

Assets Under Management	$40,634	$32,105	27	$39,694	2

Assets Under Administration
Brokerage	5,251	5,357	(2)	5,457	(4)
Custody and other fiduciary	13,248	12,578	5	13,890	(5)
Subtotal	18,499	17,935	3	19,347	(4)
Total assets under management or administration (1)	$59,133	$50,040	18	$59,041	—

(1)         Excludes $25.11 billion, $24.80 billion and $18.39 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2013, March 31, 2013 and June 30, 2012, respectively.

During the third quarter of 2012, AUA was revised to exclude the Company’s investments that were held in custody and serviced by the Company’s wealth management business. Balances presented for June 30, 2012 in the above table have been reclassified to conform to current period presentation.

AUM totaled $40.63 billion as of June 30, 2013, up 27 percent from the year-earlier quarter and up 2 percent from the first quarter of 2013. Assets under management or administration were $59.1 billion at June 30, 2013, an increase of 18 percent from the year-earlier quarter and up slightly from the first quarter of 2013. The growth in AUM from the year-earlier quarter was primarily attributable to the acquisition of Rochdale and higher market valuations.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	June 30, 2013	March 31, 2013	June 30, 2012
Equities	46%	45%	40%
U.S. fixed income	25	26	26
Cash and cash equivalents	18	17	21
Other (1)	11	12	13
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2013 were $12.9 million, a decrease of 1 percent from the first quarter of 2013 but up 12 percent from the second quarter of 2012. The increase from the year-earlier quarter was due to higher sales volume and growth in transaction volumes among existing clients.

International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. International services income for the second quarter of 2013 was $10.9 million, up 13 percent from the first quarter of 2013 and up 9 percent from the year-earlier quarter. The increases from the prior periods were primarily due to increased client activity and to the addition of new clients.

Net FDIC loss sharing expense was $26.5 million for the second quarter of 2013, compared to net FDIC loss sharing expense of $4.4 million for the first quarter of 2013 and $6.0 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $0.9 million in the second quarter of 2013, compared with net gains of $1.1 million in the first quarter of 2013 and $3.0 million in the year-earlier quarter. The net gain is primarily comprised of gains recognized on the sale of covered and non-covered OREO.

The Company recognized net gains on sales of securities totaling $5.8 million during the second quarter of 2013. In anticipation of higher medium and long-term interest rates, the Company sold some longer duration securities that had significant extension risks. Net gains on sales of securities were $1.0 million in the first quarter of 2013 and net losses were $0.3 million for the second quarter of 2012.

Impairment losses on securities available-for-sale recognized in earnings were $0.2 million for the second quarter of 2013 and the year-earlier quarter. The Company did not recognize impairment losses on securities in earnings for the first quarter of 2013. See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the second quarter of 2013 was $20.4 million, an increase of 11 percent from $18.4 million for the first quarter of 2013, and an increase of 17 percent from $17.4 million for the second quarter of 2012. The increases from the prior periods were due primarily to higher lease income and higher income from client swap transactions, partially offset by lower gains recognized on transfers of covered loans to OREO.

Noninterest Expense

Noninterest expense was $211.4 million for the second quarter of 2013, a slight increase from $211.3 million for the first quarter of 2013, and a 9 percent increase from $194.5 million for the second quarter of 2012. The increase in noninterest expense compared with the year-earlier quarter was due largely to the Company’s acquisitions that occurred in 2012 and to a lesser extent, the addition of new banking offices in the second quarter of 2013.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2013	2013	2012

Salaries and employee benefits	$127,168	$128,195	$115,035

All other:
Net occupancy of premises	16,205	15,989	14,056
Legal and professional fees	13,163	11,612	11,359
Information services	9,183	9,391	8,539
Depreciation and amortization	8,249	8,172	8,013
Amortization of intangibles	1,931	1,932	1,518
Marketing and advertising	8,644	8,316	7,597
Office services and equipment	5,034	4,946	4,492
Other real estate owned	4,385	5,250	7,541
FDIC assessments	3,663	5,481	4,523
Other operating	13,804	12,056	11,843
Total all other	84,261	83,145	79,481
Total noninterest expense	$211,429	$211,340	$194,516

Salaries and employee benefits expense was $127.2 million for the second quarter of 2013, down 1 percent from $128.2 million for the first quarter of 2013, and up 11 percent from $115.0 million for the year-earlier quarter. Full-time equivalent staff was 3,551 at June 30, 2013, up from 3,496 at March 31, 2013 and 3,330 at June 30, 2012. The increase in salaries and employee benefits expense and staff count in the second quarter compared with the year-earlier quarter was primarily attributable to the Company’s acquisitions, the addition of new banking offices and higher incentive compensation. The nominal decrease in salaries and benefits expense from the first quarter of 2013 reflects seasonally higher employer taxes in the first quarter of 2013, partially offset by higher incentive compensation.

Salaries and employee benefits expense for the second quarter of 2013 includes $5.4 million of share-based compensation expense compared with $5.1 million for the first quarter of 2013 and $4.3 million for the year-earlier quarter. At June 30, 2013, there was $15.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.6 years. At June 30, 2013, there was $20.5 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.9 years.

The remaining noninterest expense categories totaled $84.3 million for the second quarter of 2013, up 1 percent from $83.1 million for the first quarter of 2013 and up 6 percent from $79.5 million for the second quarter of 2012. The increase in noninterest expense from the year-earlier quarter is largely driven by occupancy and other overhead expenses associated with the Company’s acquisitions, as well as higher legal and professional fees and marketing expense. These increases were partially offset by lower OREO and FDIC assessment expense.

OREO expense was $4.4 million for the second quarter of 2013, down 16 percent and 42 percent from the first quarter of 2013 and the year-earlier quarter, respectively. OREO expense was comprised mostly of expense related to covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income. The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Non-covered OREO expense
Valuation write-downs	$61	$241	$171	$1,149
Holding costs and foreclosure expense	246	254	458	425
Total non-covered OREO expense	$307	$495	$629	$1,574
Covered OREO expense
Valuation write-downs	$2,184	$4,250	$5,219	$12,058
Holding costs and foreclosure expense	1,894	2,796	3,787	6,003
Total covered OREO expense	$4,078	$7,046	$9,006	$18,061

Total OREO expense	$4,385	$7,541	$9,635	$19,635

Legal and professional fees were $13.2 million for the second quarter of 2013, up 16 percent from $11.4 million in the year-earlier quarter due largely to a second quarter 2012 reimbursement of legal expense related to the recovery of a previously charged-off loan and added operating expenses during the current quarter from the acquired entities. Legal and professional fees were up 13 percent from $11.6 million in the first quarter of 2013 due to higher costs incurred from professional services. Legal and professional fees associated with covered loans and OREO were approximately $1.7 million for the second quarter of 2013, $2.0 million for the first quarter of 2013 and $2.2 million for the second quarter of 2012. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.5 million for the second quarter of 2013, compared to $0.6 million for the first quarter of 2013 and $0.4 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Noninterest income related to covered assets

FDIC loss sharing expense, net
(Loss) gain on indemnification asset	$(13,102)	$17,722	$(2,486)	$28,561
Indemnification asset accretion	(4,746)	(4,133)	(9,645)	(8,158)
Net FDIC reimbursement for OREO and loan expenses	4,995	6,724	10,188	17,165
Removal of indemnification asset for loans paid-off or fully charged-off	(7,650)	(10,654)	(13,723)	(17,170)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(1,163)	(4,773)	(3,732)	(6,886)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(428)	(1,189)	(1,272)	(3,845)
Loan recoveries shared with FDIC	(4,095)	(9,226)	(9,076)	(13,713)
Increase in FDIC clawback liability	(288)	(497)	(1,083)	(1,114)
Total FDIC loss sharing expense, net	(26,477)	(6,026)	(30,829)	(5,160)

Gain on disposal of assets
Net gain on sale of OREO	616	1,486	1,590	3,623

Other income
Net gain on transfers of covered loans to OREO	1,445	6,864	4,951	9,347
Amortization of fair value on acquired unfunded loan commitments	283	413	677	972
OREO income	456	615	1,282	1,520
Other	(318)	(864)	(652)	(1,882)
Total other income	1,866	7,028	6,258	9,957

Total noninterest income related to covered assets	$(23,995)	$2,488	$(22,981)	$8,420

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$2,184	$4,250	$5,219	$12,058
Holding costs and foreclosure expense	1,894	2,796	3,787	6,003
Total other real estate owned	4,078	7,046	9,006	18,061

Legal and professional fees	1,701	2,200	3,721	4,478

Other operating expense
Other covered asset expenses	16	31	30	40

Total noninterest expense related to covered assets (2)	$5,795	$9,277	$12,757	$22,579

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

Net FDIC loss sharing expense was $26.5 million for the second quarter of 2013, $4.4 million in the first quarter of 2013 and $6.0 million in the year-earlier quarter. The higher expense as compared to the prior quarters was primarily attributable to a $13.1 million loss recognized on the FDIC indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans, compared to gains on indemnification asset of $10.6 million in the first quarter of 2013 and $17.7 million in the second quarter of 2012. The loss during the current quarter reflects improvements in the portfolio’s credit quality and general market conditions. The increase in FDIC loss sharing expense from the year-earlier quarter was partially offset by lower reductions to the indemnification asset for loan removals and OREO sales, as well as lower loan recoveries from loans paid-off or fully charged-off that are shared with the FDIC.

The Company recognized a net gain on sales of covered OREO of $0.6 million in the second quarter of 2013, compared to $1.0 million in the first quarter of 2013 and $1.5 million in the second quarter of 2012. Other income related to covered assets was $1.9 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, and OREO income. Total other income decreased from $4.4 million in the first quarter of 2013 and $7.0 million in the year-earlier quarter primarily because of lower net gains on the transfers of covered loans to OREO. Net gains on the transfer of covered loans to OREO were $1.4 million during the second quarter of 2013 compared to $3.5 million during the first quarter of 2013 and $6.9 million during the year-earlier quarter. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the three and six months ending June 30, 2013.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $4.1 million for the second quarter of 2013, down from $4.9 million for the first quarter of 2013 and $7.0 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 19 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $36.9 million for the second quarter of 2013 from $34.4 million for the second quarter of 2012. Net income for the six months ended June 30, 2013 was $72.1 million, up from $59.3 million for the year-earlier period. The increase in net income from the prior-year periods was due to higher interest income from growth in loan and lease balances, higher fee income and higher income from client swap transactions. These increases were partially offset by lower income from covered loans and higher noninterest expense. Net interest income increased to $185.0 million for the second quarter of 2013 from $184.8 million for the year-earlier quarter. Net interest income for the six months ended June 30, 2013 increased to $369.0 million from $356.6 million for the same period in 2012, primarily as a result of loan growth. Average loans, excluding covered loans, increased to $15.38 billion, or by 18 percent, for the second quarter of 2013 from $13.07 billion for the year-earlier quarter. Average loans, excluding covered loans, increased to $15.07 billion, or by 18 percent, for the six months ended June 30, 2013 from $12.73 billion for the year-earlier period. Average covered loans were $909.7 million for the second quarter of 2013 compared to $1.34 billion for the second quarter of 2012, and $949.4 million for the first six months of 2013 compared to $1.39 billion for the same period in 2012. Average deposits increased by 10 percent to $22.41 billion for the second quarter of 2013 from $20.38 billion for the year-earlier quarter. Average deposits increased by 10 percent to $22.13 billion for the six months ended June 30, 2013 from $20.05 billion for the same period in 2012. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the three months and six months ended June 30, 2013, compared to a $1.0 million provision for the same periods in 2012. The Company recorded an $11.9 million and $2.0 million reversal of its allowance for covered loans during the three months and six months ended June 30, 2013, respectively, compared to provision expense of $13.3 million and $20.8 million for the same periods in 2012. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the second quarter of 2013 was $30.6 million, down 39 percent from $50.1 million for the prior-year quarter. Noninterest income for the six months ended June 30, 2013 decreased 17 percent to $80.8 million compared to $97.0 million for the year-earlier period. Increases in fee income on deposit accounts, international services fees and lease income for the quarter and six months ended June 30, 2013 were offset by higher FDIC loss sharing expense driven by higher losses on the FDIC indemnification asset. Refer to “Results of Operations—Noninterest Income and Expense Related to Covered Assets” for further discussion. Noninterest expense, including depreciation and amortization, increased to $174.9 million, or by 3 percent, for the second quarter of 2013 from $169.0 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $349.5 million, or by 2 percent, for the first half of 2013 from $343.8 million for the same period in 2012. The increase in noninterest expense compared with the year-earlier periods was due largely to the acquisition of FAEF in April 2012 and to normal expansion of the Bank’s franchise, products and personnel.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $5.4 million for the second quarter of 2013, an increase from a net income of $1.7 million for the year-earlier quarter. Net income attributable to CNC for the six months ended June 30, 2013 was $9.9 million compared to $3.2 million for the year-earlier period. Noninterest income increased 46 percent to $58.5 million for the second quarter of 2013 from $40.0 million for the year-earlier quarter, and by 44 percent to $113.9 million for the six months ended June 30, 2013 from $79.3 million for the year-earlier period. The increase from the year-earlier periods is largely due to the Rochdale acquisition in July 2012, as well as additional client assets and higher asset valuations. Refer to “Results of Operations—Noninterest Income—Wealth Management” for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $50.6 million for the second quarter of 2013, an increase of 34 percent from $37.7 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 32 percent to $99.4 million in the first six months of 2013 from $75.2 million in the year-earlier period. The increase in expense compared with the year-earlier period was primarily due to higher operating costs attributable to the acquisition of Rochdale.

Other

Net income attributable to CNC for the Other segment decreased to $17.4 million for the second quarter of 2013, from $18.7 million for the second quarter of 2012. Net income attributable to CNC decreased to $29.3 million for the six months ended June 30, 2013, from $38.6 million for the same period in 2012. For the quarter and six months ended June 30, 2013, lower net interest income was largely offset by higher noninterest income and a decrease in income taxes compared with the year-earlier periods. Net interest income was $17.6 million and $34.4 million for the three and six months ended June 30, 2013, respectively, down from $31.1 million and $59.4 million for the same periods in 2012. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In the second quarter of 2013, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower interest income in the Other segment.

Noninterest income (loss) decreased to ($6.8) million for the current quarter from ($15.3) million for the year-earlier quarter. Noninterest income (loss) decreased to ($19.0) million for the six months ended June 30, 2013 from with ($25.8) million for the year-earlier period. The change in noninterest income (loss) for the quarter and year-to-date compared with the year-earlier periods was due primarily to increased gains on sales of securities.

Income Taxes

The Company recognized income tax expense of $25.4 million during the second quarter of 2013, compared with tax expense of $21.3 million in the first quarter of 2013 and $27.3 million in the year-earlier quarter. The effective tax rate was 29.7 percent of pretax income for the second quarter of 2013, compared with 29.0 percent for the first quarter of 2013 and 33.1 percent for the year-earlier quarter. The lower tax rate during the second quarter of 2013, when compared to the year-earlier quarter, was attributable to tax refunds resulting from the closure of ordinary tax audits. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

See Note 14 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $27.38 billion at June 30, 2013, an increase of 10 percent from $24.80 billion at June 30, 2012, but down 4 percent from $28.62 billion at December 31, 2012. Average assets for the second quarter of 2013 increased to $27.47 billion from $24.36 billion for the second quarter of 2012. The increase in period-end and average assets from the year-earlier quarter largely reflects loan growth and an increase in the securities portfolio.

Total average interest-earning assets for the second quarter of 2013 were $25.82 billion, up from $22.77 billion for the second quarter of 2012.

Securities

At June 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $7.04 billion, securities held-to-maturity at amortized cost of $1.50 billion and trading securities at fair value of $48.7 million. The Company had total securities of $10.72 billion at December 31, 2012, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. At June 30, 2012, the Company had total securities of $8.03 billion, consisting of securities available-for-sale at fair value of $6.87 billion, securities held-to-maturity at amortized cost of $1.10 billion and trading securities at fair value of $62.6 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	June 30, 2013		December 31, 2012		June 30, 2012
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$30,293	$30,285	$20,393	$20,397	$17,223	$17,208
Federal agency - Debt	987,467	980,025	2,344,374	2,349,202	994,268	999,207
Federal agency - MBS	422,699	438,182	653,428	693,032	655,384	691,672
CMOs - Federal agency	4,736,335	4,728,613	5,233,126	5,318,253	4,388,817	4,477,264
CMOs - Non-agency	47,079	45,327	62,975	61,513	70,702	65,466
State and municipal	457,869	466,760	437,266	454,474	365,236	383,650
Other debt securities	351,171	350,244	305,340	307,417	231,795	229,908
Total available-for-sale debt securities	7,032,913	7,039,436	9,056,902	9,204,288	6,723,425	6,864,375
Equity securities and mutual funds	337	5,135	336	1,701	336	1,506
Total available-for-sale securities	$7,033,250	$7,044,571	$9,057,238	$9,205,989	$6,723,761	$6,865,881

Securities held-to-maturity (1):
Federal agency - Debt	$109,562	$108,033	$97,183	$101,215	$103,439	$105,441
Federal agency - MBS	315,529	308,011	303,642	314,950	200,763	206,184
CMOs - Federal agency	797,715	783,754	745,980	774,571	642,102	660,464
State and municipal	281,167	266,759	251,598	255,863	153,925	154,964
Total held-to-maturity securities	$1,503,973	$1,466,557	$1,398,403	$1,446,599	$1,100,229	$1,127,053

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $7.04 billion available-for-sale portfolio was 3.2 years at June 30, 2013, up from 2.4 years at June 30, 2012 and 2.3 years at December 31, 2012. These increases largely reflect higher long-term interest rates, which have slowed down mortgage prepayment expectations and increased the anticipated duration of mortgage-backed securities.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At June 30, 2013, the available-for-sale securities portfolio had a net unrealized gain of $11.3 million, comprised of $89.7 million of unrealized gains and $78.4 million of unrealized losses. At December 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $148.8 million, comprised of $163.3 million of unrealized gains and $14.5 million of unrealized losses. At June 30, 2012, the available-for-sale securities portfolio had a net unrealized gain of $142.1 million, comprised of $156.3 million of unrealized gains and $14.2 million of unrealized losses. The lower net unrealized gains at June 30, 2013 compared to prior quarters was due mostly to higher medium and long-term interest rates.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2013. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$12,106	$18,179	$—	$—	$30,285
Federal agency - Debt	278,906	595,726	105,393	—	980,025
Federal agency - MBS	398	168,346	269,438	—	438,182
CMOs - Federal agency	112,918	3,606,494	1,009,201	—	4,728,613
CMOs - Non-agency	4,203	14,636	26,488	—	45,327
State and municipal	40,790	338,418	62,250	25,302	466,760
Other	12,862	292,484	44,898	—	350,244
Total debt securities available-for-sale	$462,183	$5,034,283	$1,517,668	$25,302	$7,039,436

Amortized cost	$459,740	$5,015,064	$1,532,327	$25,782	$7,032,913

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$31,794	$77,768	$109,562
Federal agency - MBS	—	—	315,529	—	315,529
CMOs - Federal agency	—	145,489	652,226	—	797,715
State and municipal	—	7,460	119,559	154,148	281,167
Total debt securities held-to-maturity at amortized cost	$—	$152,949	$1,119,108	$231,916	$1,503,973

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

Through the impairment assessment process, the Company determined that certain non-agency CMOs were other-than-temporarily impaired at June 30, 2013. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2013. Impairment losses recognized in earnings during the three and six months ended June 30, 2012 were $0.2 million. The Company recognized $0.2 million and $4.0 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at June 30, 2013 and 2012, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity at June 30, 2013.

Of the total securities available-for-sale in an unrealized loss position at June 30, 2013, approximately $3.91 billion of securities with unrealized losses of $72.6 million were in a continuous unrealized loss position for less than 12 months and $27.7 million of securities with unrealized losses of $5.8 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities. Unrealized losses on debt securities generally increased in the first half of 2013 compared to year-end 2012 due to higher market interest rates in the current period as compared to market interest rates at the time of purchase.

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

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2013	2012	2012
Commercial	$6,773,875	$6,211,353	$5,379,489
Commercial real estate mortgages	3,101,169	2,829,694	2,424,333
Residential mortgages	4,153,051	3,962,205	3,822,630
Real estate construction	217,808	222,780	301,829
Home equity loans and lines of credit	700,681	711,750	741,270
Installment	149,438	142,793	130,200
Lease financing	723,230	737,720	707,458
Loans and leases, excluding covered loans	15,819,252	14,818,295	13,507,209
Less: Allowance for loan and lease losses	(289,914)	(277,888)	(269,534)
Loans and leases, excluding covered loans, net	15,529,338	14,540,407	13,237,675

Covered loans	867,996	1,031,004	1,260,135
Less: Allowance for loan losses	(24,414)	(44,781)	(43,147)
Covered loans, net	843,582	986,223	1,216,988

Total loans and leases	$16,687,248	$15,849,299	$14,767,344
Total loans and leases, net	$16,372,920	$15,526,630	$14,454,663

Total loans and leases were $16.69 billion, $15.85 billion and $14.77 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Total loans, excluding covered loans, were $15.82 billion, $14.82 billion and $13.51 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Total loans and leases, excluding covered loans, at June 30, 2013 increased 7 percent from December 31, 2012 and 17 percent from June 30, 2012. Commercial loans, including lease financing, were up 8 percent from year-end 2012 and 23 percent from the year-earlier quarter. Commercial real estate mortgage loans increased by 10 percent from year-end 2012 and 28 percent from the year-earlier quarter. Residential mortgages grew by 5 percent and 9 percent from the same periods, respectively. Real estate construction loans declined 2 percent from year-end 2012 and 28 percent from the second quarter of 2012.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $868.0 million at June 30, 2013, $1.03 billion as of December 31, 2012 and $1.26 billion as of June 30, 2012. Covered loans, net of allowance for loan losses, were $843.6 million as of June 30, 2013, $986.2 million as of December 31, 2012 and $1.22 billion as of June 30, 2012.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2013	2012	2012
Commercial	$8,675	$10,561	$22,772
Commercial real estate mortgages	789,521	931,758	1,135,071
Residential mortgages	5,560	5,652	5,766
Real estate construction	60,007	78,554	90,196
Home equity loans and lines of credit	3,673	3,790	5,265
Installment	560	689	1,065
Covered loans	867,996	1,031,004	1,260,135
Less: Allowance for loan losses	(24,414)	(44,781)	(43,147)
Covered loans, net	$843,582	$986,223	$1,216,988

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at June 30, 2013 totaled $3.11 billion, or 13 percent of total loan commitments, compared to $2.98 billion or 14 percent at December 31, 2012 and $2.78 billion or 13 percent at June 30, 2012. Outstanding loan balances on purchased SNCs were $1.39 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at June 30, 2013, compared to $1.32 billion or 9 percent at December 31, 2012 and $1.20 billion or 9 percent at June 30, 2012.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2013, total loans for construction, land development and other land represented 12 percent of total risk-based capital; total CRE loans represented 139 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE decreased 12 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 78 percent of total loans outstanding and New York and Nevada represented 7 percent and 2 percent, respectively, as of June 30, 2013. The remaining 13 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. While California has experienced significant declines in real estate values and adverse effects of the recession, the California housing market has made recent improvements. The Company also has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (44 percent), Orange (7 percent), San Diego (4 percent), San Francisco (2 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (36 percent), San Diego (11 percent), Orange (9 percent), Alameda (4 percent) and Ventura (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (21 percent), Orange (19 percent), Alameda (11 percent), San Mateo (9 percent) and Ventura (6 percent).

Within the Company’s covered loan portfolio at June 30, 2013, the five states with the largest concentration were California (36 percent), Texas (11 percent), Nevada (7 percent), New York (5 percent) and Arizona (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and six months ended June 30, 2013 and 2012. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012

Loans and leases outstanding, excluding covered loans	$15,819,252	$13,507,209	$15,819,252	$13,507,209
Average loans and leases outstanding, excluding covered loans	$15,434,102	$13,125,867	$15,123,447	$12,779,080
Allowance for loan and lease losses (1)
Balance, beginning of period	$282,328	$266,077	$277,888	$262,557
Loan charge-offs:
Commercial	(2,869)	(1,302)	(4,231)	(10,219)
Commercial real estate mortgages	—	(181)	(45)	(873)
Residential mortgages	(1)	(749)	(106)	(1,303)
Real estate construction	(100)	(7,858)	(100)	(9,459)
Home equity loans and lines of credit	(35)	(846)	(275)	(1,035)
Installment	(81)	(617)	(352)	(826)
Total charge-offs	(3,086)	(11,553)	(5,109)	(23,715)
Recoveries of loans previously charged-off:
Commercial	5,724	9,394	9,259	23,594
Commercial real estate mortgages	1,034	1,294	1,082	1,320
Residential mortgages	38	206	75	266
Real estate construction	2,782	3,019	5,448	4,724
Home equity loans and lines of credit	410	38	538	73
Installment	603	343	1,020	969
Total recoveries	10,591	14,294	17,422	30,946
Net recoveries	7,505	2,741	12,313	7,231
Provision for credit losses	—	1,000	—	1,000
Transfers from (to) reserve for off-balance sheet credit commitments	81	(284)	(287)	(1,254)
Balance, end of period	$289,914	$269,534	$289,914	$269,534

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.20%	0.08%	0.16%	0.11%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.83%	2.00%	1.83%	2.00%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$25,205	$24,067	$24,837	$23,097
Transfers (to) from allowance	(81)	284	287	1,254
Balance, end of period	$25,124	$24,351	$25,124	$24,351

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for June 30, 2013, December 31, 2012 and June 30, 2012 as shown in the table below:

	Allowance amount			Percentage of total allowance
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands)	2013	2012	2012	2013	2012	2012
Commercial and lease financing	$116,343	$104,156	$100,392	40%	37%	37%
Commercial real estate mortgages	54,264	48,240	50,059	19	17	18
Residential mortgages	7,985	10,499	7,704	3	4	3
Real estate construction	7,721	13,130	15,793	3	5	6
Home equity loans and lines of credit	5,388	7,243	5,020	2	3	2
Installment	1,351	1,847	1,460	0	1	1
Unallocated	96,862	92,773	89,106	33	33	33
Total	$289,914	$277,888	$269,534	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At June 30, 2013, the Company had total qualitative reserves of $96.9 million, of which $27.9 million, $45.2 million and $23.8 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

Nonaccrual loans, excluding covered loans, were $76.7 million at June 30, 2013, down from $99.8 million at December 31, 2012 and $98.7 million at June 30, 2012. Net loan recoveries was $7.5 million in the second quarter of 2013 and $12.3 million for the six months ended June 30, 2013, compared to net loan recoveries of $2.7 million and $7.2 million for the same periods in 2012. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement and net recoveries, the Company recorded no provision for loan and lease losses for the three months ending June 30, 2013. The Company recorded no provision in the first quarter of 2013 and a $1.0 million provision in the second quarter of 2012. Refer below for further discussion of nonaccrual loans.

The allowance for loan and lease losses, excluding covered loans, was $289.9 million as of June 30, 2013, compared with $277.9 million as of December 31, 2012 and $269.5 million as of June 30, 2012. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.83 percent at June 30, 2013, compared to 1.88 percent at December 31, 2012 and 2.00 percent at June 30, 2012. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 300.90 percent, 230.01 percent and 202.17 percent at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$42,354	$61,471	$44,781	$64,565
Provision for losses	(11,927)	13,293	(2,035)	20,759
Reduction in allowance due to loan removals	(6,013)	(31,617)	(18,332)	(42,177)
Balance, end of period	$24,414	$43,147	$24,414	$43,147

The allowance for losses on covered loans was $24.4 million as of June 30, 2013, compared to $44.8 million at December 31, 2012 and $43.1 million at June 30, 2012. As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded an $11.9 million and $2.0 million reversal of its allowance for covered loans during the three and six months ended June 30, 2013, respectively. Provision expense was $13.3 million and $20.8 million for the three and six months ended June 30, 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or a reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At June 30, 2013, impaired loans included $6.3 million of loans previously reported as impaired that are less than $1 million.

The following table presents information on impaired loans as of June 30, 2013, December 31, 2012 and June 30, 2012. Loan and lease balances reflect the recorded investment as of the reporting date.

	June 30, 2013		December 31, 2012		June 30, 2012
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$24,444	$2,960	$19,081	$2,403	$43,428	$7,550
Impaired loans with no related allowance	94,085	—	119,511	—	130,354	—
Total impaired loans, excluding covered loans	$118,529		$138,592		$173,782

Total impaired loans by loan type:
Commercial	$34,915	$478	$26,277	$952	$43,144	$2,850
Commercial real estate mortgages	41,932	2,252	53,085	1,326	45,491	2,282
Residential mortgages	7,979	230	8,810	9	13,634	398
Real estate construction	30,446	—	45,510	—	66,529	1,866
Home equity loans and lines of credit	3,257	—	4,461	116	4,434	154
Installment	—	—	449	—	550	—
Total impaired loans, excluding covered loans	$118,529	$2,960	$138,592	$2,403	$173,782	$7,550

Impaired covered loans	$—	$—	$—	$—	$422	—

(1)         Impaired loans include $54.3 million, $48.8 million and $72.8 million of restructured loans that are on accrual status at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

The recorded investment in impaired loans, excluding covered loans, was $118.5 million at June 30, 2013, $138.6 million at December 31, 2012 and $173.8 million at June 30, 2012. There were no impaired covered loans at June 30, 2013 and December 31, 2012. Impaired covered loans were $0.4 million at June 30, 2012, and are included in the Company’s population of acquired covered loans that are accounted for outside the scope of ASC 310-30.

Troubled Debt Restructured Loans

At June 30, 2013, troubled debt restructured loans were $64.4 million, before specific reserves of $0.6 million. Troubled debt restructured loans were $94.9 million, before specific reserves of $1.7 million, at December 31, 2012 and $113.7 million, before specific reserves of $2.6 million, at June 30, 2012. Troubled debt restructured loans included $38.7 million, $48.8 million and $72.8 million of restructured loans on accrual status at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. At June 30, 2013, commitments to lend additional funds on restructured loans totaled $2.0 million.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $96.3 million, or 0.61 percent of total loans and OREO, excluding covered assets, at June 30, 2013, compared with $120.8 million, or 0.81 percent, at December 31, 2012, and $133.3 million, or 0.98 percent, at June 30, 2012. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $41.8 million at June 30, 2013, $58.3 million at December 31, 2012 and $83.3 million at June 30, 2012.

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Past due loans, excluding covered loans
30-89 days past due	$20,420	$40,086	$53,724
90 days or more past due on accrual status:
Commercial	—	602	—
Residential mortgages	379	379	1,244
Home equity loans and lines of credit	249	—	322
Lease financing	15	—	499
Total 90 days or more past due on accrual status	$643	$981	$2,065

Past due covered loans
30-89 days past due	$3,107	$43,437	$17,337
90 days or more past due on accrual status	89,439	112,396	190,005

The following table presents information on nonaccrual loans and OREO as of June 30, 2013, December 31, 2012 and June 30, 2012:

	June 30,	December 31,	June 30,
(in thousands)	2013	2012	2012
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$11,654	$9,087	$18,936
Commercial real estate mortgages	22,433	33,198	28,780
Residential mortgages	10,580	9,603	14,064
Real estate construction	25,718	40,882	29,676
Home equity loans and lines of credit	6,239	6,424	6,505
Installment	24	473	575
Lease financing	25	120	120
Total nonaccrual loans, excluding covered loans	76,673	99,787	98,656
OREO, excluding covered OREO	19,676	21,027	34,667
Total nonperforming assets, excluding covered assets	$96,349	$120,814	$133,323

Nonperforming covered assets
Nonaccrual loans	$—	$—	$422
OREO	41,801	58,276	82,834
Total nonperforming covered assets	$41,801	$58,276	$83,256

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.48%	0.67%	0.73%
Nonperforming assets as a percentage of total loans and OREO	0.61	0.81	0.98
Allowance for loan and lease losses to nonaccrual loans	378.12	278.48	273.21
Allowance for loan and lease losses to total nonperforming assets	300.90	230.01	202.17
Allowance for loan and lease losses to total loans and leases	1.83	1.88	2.00

All nonaccrual loans greater than $1 million are considered impaired and are individually analyzed. The Company does not maintain a reserve for impaired loans where the carrying value of the loan is less than the fair value of the collateral, reduced by costs to sell. Where the carrying value of the impaired loan is greater than the fair value of the collateral, less costs to sell, the Company specifically establishes an allowance for loan and lease losses to cover the deficiency. This analysis ensures that the non-accruing loans have been appropriately reserved.

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three and six months ended June 30, 2013 and 2012:

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of the period	$83,275	$113,229	$99,787	$112,448
Loans placed on nonaccrual	22,081	17,608	25,927	37,340
Charge-offs	133	(9,790)	5,966	(20,916)
Loans returned to accrual status	(346)	(237)	(11,458)	(443)
Repayments (including interest applied to principal)	(28,218)	(14,099)	(42,915)	(19,702)
Transfers to OREO	(252)	(7,633)	(634)	(9,649)
Balance, end of the period	$76,673	$99,078	$76,673	$99,078

In addition to loans disclosed above as past due or nonaccrual, management has also identified $20.9 million of loans to 13 borrowers as of July 25, 2013, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2013, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended March 31, 2013, the Company reported that management had identified $36.6 million of loans to 19 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and six months ended June 30, 2013 and 2012:

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$19,786	$43,751	$63,537	$29,074	$78,456	$107,530
Additions	341	4,612	4,953	10,476	22,960	33,436
Sales	(390)	(4,378)	(4,768)	(1,540)	(14,332)	(15,872)
Valuation adjustments	(61)	(2,184)	(2,245)	(3,343)	(4,250)	(7,593)
Balance, end of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501

	For the six months ended June 30, 2013			For the six months ended June 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	723	13,906	14,629	12,693	29,035	41,728
Sales	(1,781)	(25,162)	(26,943)	(4,417)	(32,693)	(37,110)
Valuation adjustments	(293)	(5,219)	(5,512)	(4,399)	(12,058)	(16,457)
Balance, end of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501

OREO was $61.5 million at June 30, 2013, $79.3 million at December 31, 2012 and $117.5 million at June 30, 2012, respectively. The OREO balance at June 30, 2013 includes covered OREO of $41.8 million compared with $58.3 million at December 31, 2012 and $82.8 million at June 30, 2012. The balance of OREO at June 30, 2013, December 31, 2012 and June 30, 2012 is net of valuation allowances of $28.7 million, $33.6 million and $38.8 million, respectively.

The Company recognized $0.8 million in total net gain on the sale of OREO in the second quarter of 2013, compared with $1.1 million in the first quarter of 2013 and $2.8 million in the year-earlier quarter. Net gain on the sale of OREO in the second quarter of 2013 included $0.6 million of net gain related to the sale of covered OREO, compared to $1.0 million in the first quarter of 2013 and $1.5 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	June 30,	December 31,	June 30,
(in thousands)	2013	2012	2012
Accrued interest receivable	$70,154	$70,359	$64,904
Deferred compensation fund assets	73,433	62,993	58,279
Stock in government agencies	77,962	90,039	99,716
Private equity and alternative investments	34,942	36,091	40,238
Bank-owned life insurance	84,243	82,935	81,710
Derivative assets	40,066	67,496	66,659
Income tax receivable	13,296	59,578	17,659
Prepaid FDIC assessment	—	20,857	29,103
FDIC receivable	1,482	9,485	12,517
Equipment on operating leases, net	27,677	24,763	14,288
Other	102,378	76,564	83,195
Total other assets	$525,633	$601,160	$568,268

Deposits

Deposits totaled $23.65 billion, $23.50 billion and $21.11 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Average deposits totaled $23.12 billion for the second quarter of 2013, a decrease of 1 percent from $23.39 billion for the fourth quarter of 2012 and an increase of 10 percent from $20.95 billion for the second quarter of 2012. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $22.45 billion, $22.78 billion and $20.22 billion for the quarters ended June 30, 2013, December 31, 2012 and June 30, 2012, respectively, and represented 97 percent of total deposits for each period. Average noninterest-bearing deposits in the second quarter of 2013 decreased 2 percent from the fourth quarter of 2012 and increased 17 percent from the year-earlier quarter, respectively.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $2.59 billion in the second quarter of 2013, compared with $2.43 billion in the fourth quarter of 2012 and $2.14 billion for the second quarter of 2012. The growth in Treasury Services deposits was due primarily to a continued increase in residential refinance activity and sales of existing homes.

Borrowed Funds

Total borrowed funds were $709.2 million, $2.13 billion and $1.03 billion at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Total average borrowed funds were $1.30 billion, $931.7 million and $800.8 million for the quarters ended June 30, 2013, December 31, 2012 and June 30, 2012, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $2.7 million as of June 30, 2013 compared to $1.42 billion as of December 31, 2012 and $322.1 million as of June 30, 2012. Short-term borrowings at June 30, 2013 consist of the current portion of nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $706.5 million, $706.1 million and $712.3 million as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The Company’s long-term borrowings have maturity dates ranging from July 2014 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $6.90 billion at June 30, 2013, $6.48 billion at December 31, 2012 and $6.08 billion at June 30, 2012.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $769.7 million in letters of credit at June 30, 2013, of which $659.8 million relate to standby letters of credit and $109.9 million relate to commercial letters of credit. The Company had $765.0 million outstanding in letters of credit at December 31, 2012, of which $659.2 million relate to standby letters of credit and $105.8 million relate to commercial letters of credit.

As of June 30, 2013, the Company had private equity fund and alternative investment fund commitments of $67.9 million, of which $61.4 million was funded. As of December 31, 2012 and June 30, 2012, the Company had private equity and alternative investment fund commitments of $68.9 million, of which $61.3 million and $58.9 million was funded, respectively.

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

At June 30, 2013, $7.13 billion, or approximately 26 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At June 30, 2013, $98.9 million of the Company’s total liabilities were recorded at fair value on a recurring basis using mostly Level 2 or Level 3 inputs.

At June 30, 2013, $29.0 million of the Company’s total assets were recorded at fair value on a nonrecurring basis. These assets were measured using Level 2 and Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at June 30, 2013.

Capital

The ratio of period-end equity to period-end assets was 9.29 percent, 8.75 percent and 9.09 percent as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Period-end common shareholders’ equity to period-end assets was 8.67 percent, 8.16 percent and 9.09 percent for the same periods, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2013, December 31, 2012 and June 30, 2012:

	Regulatory Well-Capitalized Standards	June 30, 2013	December 31, 2012	June 30, 2012
City National Corporation
Tier 1 leverage	—	7.00%	6.60%	6.74%
Tier 1 risk-based capital	6.00%	9.74	9.41	9.58
Total risk-based capital	10.00	12.78	12.52	12.91
Tangible common equity to tangible assets (1)	—	6.32	5.89	6.88
Tier 1 common equity to risk-based assets (2)	—	8.83	8.47	9.55

City National Bank
Tier 1 leverage	5.00%	7.21%	6.92%	7.91%
Tier 1 risk-based capital	6.00	10.04	9.88	11.27
Total risk-based capital	10.00	13.03	12.93	14.53

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Common equity	$2,374,848	$2,335,398	$2,255,365
Less: Goodwill and other intangible assets	(686,897)	(690,761)	(589,114)
Tangible common equity (A)	$1,687,951	$1,644,637	$1,666,251

Total assets	$27,379,502	$28,618,492	$24,801,973
Less: Goodwill and other intangible assets	(686,897)	(690,761)	(589,114)
Tangible assets (B)	$26,692,605	$27,927,731	$24,212,859

Tangible common equity to tangible assets (A)/(B)	6.32%	5.89%	6.88%

Tier 1 capital	$1,874,999	$1,753,312	$1,602,398
Less: Preferred stock	(169,920)	(169,920)	—
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,699,924	$1,578,237	$1,597,243

Risk-weighted assets (D)	$19,255,862	$18,627,165	$16,722,999

Tier 1 common equity to risk-based assets (C)/(D)	8.83%	8.47%	9.55%

In July 2013, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System adopted an interim final rule that revises its risk-based and leverage capital requirements (referred to as the Basel III rule). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. For banking organizations not subject to the advanced approaches rule, compliance with the standardized approach for determining risk-weighted assets and compliance with the transition period for the revised minimum regulatory capital ratios will begin on January 1, 2015. The transition period for the capital conservation buffer will begin on January 1, 2016 and the fully implemented regulatory capital ratios will be effective on January 1, 2019. Important elements of the Basel III rule include the following:

•                  Increase minimum capital requirements,

•                  Raise the quality of capital so banks are better able to absorb losses,

•                  Implement a leverage ratio concept for U.S. bank holding companies,

•                  Establish a specific capital conservation buffer, and

•                  Provide a more uniform supervisory standard for U.S. financial institution regulatory agencies

Based on the new Basel III rules, the Company has estimated its capital ratios using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 91 percent and 89 percent of funding for average total assets in the second quarter and first six months of 2013, respectively, and 92 percent for the year-earlier periods. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $594.4 million and $1.04 billion for the three and six months ended June 30, 2013, respectively and $3.5 million and $84.9 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $708.0 million and $758.9 million for the three and six months ended June 30, 2013, respectively, compared with $797.3 million and $747.0 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold and reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $496.7 million and $415.6 million for the second quarter and first six months of 2013, respectively, compared with $402.3 million and $289.6 million in the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $4.75 billion as of June 30, 2013 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $7.38 billion and $7.86 billion for the quarter and six months ended June 30, 2013, respectively. The portfolio of securities available-for-sale averaged $6.65 billion and $6.90 billion for the quarter and six months ended June 30, 2012, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.26 billion at June 30, 2013. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2013, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans which are in a runoff mode, increase 10 percent per year compared to the base case. Similarly, deposits decline 7.5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2013, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At June 30, 2013, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 9.7 percent in year one and a 33.0 percent increase in year two, over the base case. This compares to an increase in projected net interest income of 7.7 percent in year one and a 26.7 percent increase in year two, over the base case, at June 30, 2012. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 10.3 percent in year one and 34.1 percent increase in year two, over the base case. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of June 30, 2013. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial	$2,429	$3,939	$6,368	$37	$1,092	$7,497
Commercial real estate mortgages	314	1,629	1,943	58	1,100	3,101
Residential mortgages	—	—	—	2,727	1,426	4,153
Real estate construction	127	75	202	—	16	218
Home equity loans and lines of credit	687	—	687	1	13	701
Installment	83	—	83	—	66	149
Covered loans	46	96	142	555	171	868
Total loans and leases	$3,686	$5,739	$9,425	$3,378	$3,884	$16,687

Percentage of portfolio	22%	35%	57%	20%	23%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At June 30, 2013, $9.43 billion (57 percent) of the Company’s loan portfolio was floating rate, of which $7.40 billion (78 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.47 billion (16 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $50.8 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2013:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,442	$842	$394	$8	$3,686
LIBOR	4,955	629	112	43	5,739
Total floating rate loans	$7,397	$1,471	$506	$51	$9,425

% of total floating rate loans	78%	16%	5%	1%	100%

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

As of June 30, 2013, an instantaneous 200 basis point increase in interest rates results in a 5.0 percent decline in EVE. This compares to a 0.8 percent decline in EVE a year-earlier. The decrease is due to steepening of the yield curve. Measurement of a 200 basis point decrease in rates as of June 30, 2013 and June 30, 2012 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. All derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The table below provides the notional amount and fair values of the Company’s interest-rate swaps designated as hedging instruments at December 31, 2012 and June 30, 2012. The Company had no interest rate swap hedge transactions at June 30, 2013.

	June 30, 2013			December 31, 2012			June 30, 2012
(in millions) (1)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)
Fair Value Hedge Interest Rate Swap
Long-term and subordinated debt	$—	$—	—	$205.5	$2.2	—	$205.5	$6.2	0.5

(1)         Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

The interest rate swap hedge transactions at December 31, 2012 and June 30, 2012 were designated as fair value hedges of long-term debt, and matured on the same date as the Company’s senior notes in February 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2013. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable first-party sources that have considerable experience with the derivative markets. The Company provides client data to the first-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2013 and 2012, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $2.93 billion and $1.93 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $1.4 million, $1.6 million and $3.1 million of credit risk exposure at June 30, 2013, December 31, 2012 and June 30, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at June 30, 2013. At June 30, 2012, collateral valued at $3.0 million in the form of securities had been received from swap counterparties. The Company delivered collateral valued at $15.0 million on swap agreements at June 30, 2013 and $42.8 million at June 30, 2012.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At June 30, 2013, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $421.3 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $2.0 million and $2.5 million at June 30, 2013, respectively.

ITEM 4.       CONTROLS AND PROCEDURES

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from that portion of Part I, Item 1 of the report under Note 9.

ITEM 6.                       EXHIBITS

No.

10.1*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).

10.2*	Form of Performance Unit Award Agreement Addendum (TSR).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

31.1	Chief Executive Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 8, 2013	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)