Form 10-Q
period 2013-09-30
CITY NATIONAL CORP
filed 2013-11-12
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 54,403,877 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$301,106	$151,969
Due from banks - interest-bearing	1,045,608	246,336
Federal funds sold and securities purchased under resale agreements	200,000	17,100
Securities available-for-sale - cost $6,912,931 and $9,057,238 at September 30, 2013 and December 31, 2012, respectively:
Securities pledged as collateral	13,638	48,697
Held in portfolio	6,881,492	9,157,292
Securities held-to-maturity - fair value $1,608,074 and $1,446,599 at September 30, 2013 and December 31, 2012, respectively	1,649,520	1,398,403
Trading securities	51,451	115,059
Loans and leases, excluding covered loans	16,566,133	14,818,295
Less: Allowance for loan and lease losses	295,947	277,888
Loans and leases, excluding covered loans, net	16,270,186	14,540,407
Covered loans, net of allowance for loan losses	754,190	986,223
Net loans and leases	17,024,376	15,526,630
Premises and equipment, net	168,600	149,433
Deferred tax asset	196,021	124,461
Goodwill	642,622	642,622
Customer-relationship intangibles, net	42,343	48,139
Affordable housing investments	182,088	154,011
Customers’ acceptance liability	1,661	7,859
Other real estate owned ($29,818 and $58,276 covered by FDIC loss share at September 30, 2013 and December 31, 2012, respectively)	48,723	79,303
FDIC indemnification asset	101,124	150,018
Other assets	509,031	601,160
Total assets	$29,059,404	$28,618,492
Liabilities
Demand deposits	$15,205,973	$14,264,797
Interest checking deposits	2,247,433	2,459,972
Money market deposits	6,613,298	5,610,844
Savings deposits	436,340	398,824
Time deposits-under $100,000	181,676	203,422
Time deposits-$100,000 and over	552,149	564,496
Total deposits	25,236,869	23,502,355
Short-term borrowings	2,588	1,423,798
Long-term debt	719,326	706,051
Reserve for off-balance sheet credit commitments	25,873	24,837
Acceptances outstanding	1,661	7,859
Other liabilities	445,359	407,162
Total liabilities	26,431,676	26,072,062
Redeemable noncontrolling interest	39,840	41,112
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 175,000 shares issued at September 30, 2013 and December 31, 2012	169,920	169,920
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,400,047 and 53,885,886 shares issued at September 30, 2013 and December 31, 2012, respectively	54,400	53,886
Additional paid-in capital	519,760	490,339
Accumulated other comprehensive (loss) income	(10,355)	86,582
Retained earnings	1,879,240	1,738,957
Treasury shares, at cost - 485,081 and 669,454 shares at September 30, 2013 and December 31, 2012, respectively	(25,077)	(34,366)
Total common shareholders’ equity	2,417,968	2,335,398
Total shareholders’ equity	2,587,888	2,505,318
Total liabilities and shareholders’ equity	$29,059,404	$28,618,492

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Interest income
Loans and leases	$186,049	$180,349	$530,398	$534,521
Securities	40,078	44,182	125,563	133,118
Due from banks - interest-bearing	403	163	674	429
Federal funds sold and securities purchased under resale agreements	1,563	74	4,253	181
Total interest income	228,093	224,768	660,888	668,249
Interest expense
Deposits	2,927	3,316	8,856	10,914
Federal funds purchased and securities sold under repurchase agreements	1	9	401	42
Subordinated debt	6,129	6,125	18,352	14,494
Other long-term debt	4,765	5,396	14,467	15,685
Other short-term borrowings	—	—	549	—
Total interest expense	13,822	14,846	42,625	41,135
Net interest income	214,271	209,922	618,263	627,114
Provision for credit losses on loans and leases, excluding covered loans	—	2,000	—	3,000
Provision for losses on covered loans	2,496	18,089	461	38,848
Net interest income after provision	211,775	189,833	617,802	585,266
Noninterest income
Trust and investment fees	49,430	43,477	145,913	111,198
Brokerage and mutual fund fees	7,307	9,059	23,480	19,380
Cash management and deposit transaction charges	12,263	11,526	38,152	34,169
International services	10,932	9,819	31,462	28,621
FDIC loss sharing (expense) income, net	(20,992)	1,667	(51,821)	(3,493)
Gain on disposal of assets	3,092	3,199	5,155	8,401
Gain on sale of securities	5,788	856	12,624	1,026
Other	21,207	27,693	59,981	58,640
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(144)	(1,510)	(326)	(1,688)
Less: Portion of loss recognized in other comprehensive income	—	1,471	—	1,471
Net impairment loss recognized in earnings	(144)	(39)	(326)	(217)
Total noninterest income	88,883	107,257	264,620	257,725
Noninterest expense
Salaries and employee benefits	129,049	120,210	384,412	355,490
Net occupancy of premises	16,074	16,238	48,268	43,980
Legal and professional fees	10,374	11,757	35,149	34,996
Information services	9,876	8,660	28,450	25,348
Depreciation and amortization	7,827	8,324	24,248	23,765
Amortization of intangibles	1,932	1,932	5,795	5,336
Marketing and advertising	8,244	7,141	25,204	21,554
Office services and equipment	4,821	4,673	14,801	13,113
Other real estate owned	5,196	8,749	14,831	28,384
FDIC assessments	3,776	4,616	12,920	13,618
Other operating	12,195	15,586	38,055	37,538
Total noninterest expense	209,364	207,886	632,133	603,122
Income before income taxes	91,294	89,204	250,289	239,869
Income taxes	27,052	29,052	73,735	78,042
Net income	$64,242	$60,152	$176,554	$161,827
Less: Net income attributable to noncontrolling interest	609	372	1,657	1,024
Net income attributable to City National Corporation	$63,633	$59,780	$174,897	$160,803
Less: Dividends on preferred stock	2,407	—	7,219	—
Net income available to common shareholders	$61,226	$59,780	$167,678	$160,803
Net income per common share, basic	$1.12	$1.10	$3.07	$2.98
Net income per common share, diluted	$1.10	$1.10	$3.04	$2.97
Weighted average common shares outstanding, basic	54,274	53,425	54,039	53,092
Weighted average common shares outstanding, diluted	54,820	53,711	54,464	53,376
Dividends per common share	$0.25	$0.25	$0.50	$0.75

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$64,242	$60,152	$176,554	$161,827
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(13,573)	12,042	(90,215)	21,715
Reclassification adjustment for net gains included in net income	(3,367)	(28)	(6,666)	(267)
Non-credit related impairment loss	—	(856)	—	(856)
Net change on cash flow hedges (1)	—	(42)	(56)	(125)
Pension liability adjustment	—	—	—	1,085
Total other comprehensive (loss) income	(16,940)	11,116	(96,937)	21,552
Comprehensive income	$47,302	$71,268	$79,617	$183,379
Less: Comprehensive income attributable to noncontrolling interest	609	372	1,657	1,024
Comprehensive income attributable to City National Corporation	$46,693	$70,896	$77,960	$182,355

(1) See Note 12 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2013	2012
Cash Flows From Operating Activities
Net income	$176,554	$161,827
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	—	3,000
Provision for losses on covered loans	461	38,848
Amortization of intangibles	5,795	5,336
Depreciation and amortization	24,248	23,765
Share-based employee compensation expense	16,283	13,694
Deferred income tax (benefit) expense	(1,888)	926
Gain on disposal of assets	(5,155)	(8,401)
Gain on sale of securities	(12,624)	(1,026)
Impairment loss on securities	326	217
Other, net	24,759	(29,115)
Net change in:
Trading securities	64,772	(2,187)
Other assets and other liabilities, net	81,814	75,109
Net cash provided by operating activities	375,345	281,993
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,775,702)	(2,997,503)
Sales of securities available-for-sale	1,835,775	6,216
Maturities and paydowns of securities available-for-sale	2,064,288	2,699,482
Purchase of securities held-to-maturity	(277,199)	(728,064)
Maturities and paydowns of securities held-to-maturity	23,826	20,124
Loan originations, net of principal collections	(1,436,714)	(779,081)
Net payments for premises and equipment	(43,415)	(23,039)
Net cash paid in acquisitions	—	(123,746)
Other investing activities, net	48,429	23,976
Net cash provided by (used in) investing activities	439,288	(1,901,635)
Cash Flows From Financing Activities
Net increase in deposits	1,734,514	2,124,734
Net decrease in federal funds purchased	(1,214,200)	(50,000)
Issuance of long-term debt	35,289	159,986
Repayment of long-term debt	(231,382)	(252,221)
Proceeds from exercise of stock options	24,963	21,653
Tax benefit from exercise of stock options	3,749	2,959
Cash dividends paid	(34,355)	(40,029)
Other financing activities, net	(1,902)	(2,416)
Net cash provided by financing activities	316,676	1,964,666
Net increase in cash and cash equivalents	1,131,309	345,024
Cash and cash equivalents at beginning of year	415,405	244,814
Cash and cash equivalents at end of period	$1,546,714	$589,838

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$56,100	$47,903
Income taxes	11,478	53,783
Non-cash investing activities:
Transfer of loans to other real estate owned	$18,637	$58,202
Transfer of SERP liability to equity	—	8,348
Assets acquired (liabilities assumed) in acquisitions:
Loans and leases	$—	$318,301
Other borrowings	—	(320,856)

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, January 1, 2012	53,885,886	$—	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$2,144,849
Net income (1)	—	—	—	—	—	160,803	—	160,803
Other comprehensive income, net of tax	—	—	—	—	21,552	—	—	21,552
Issuance of shares under share-based compensation plans	—	—	—	(27,171)	—	—	46,698	19,527
Share-based employee compensation expense	—	—	—	12,825	—	—	—	12,825
Tax benefit from share-based compensation plans	—	—	—	953	—	—	—	953
Common stock dividends	—	—	—	—	—	(40,355)	—	(40,355)
Net change in deferred compensation plans	—	—	—	787	—	—	2	789
Change in redeemable noncontrolling interest	—	—	—	1,033	—	—	—	1,033
Other (2)	—	—	—	8,348	—	—	—	8,348
Balance, September 30, 2012	53,885,886	$—	$53,886	$485,975	$93,924	$1,732,417	$(35,878)	$2,330,324

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	174,897	—	174,897
Other comprehensive loss, net of tax	—	—	—	—	(96,937)	—	—	(96,937)
Issuance of shares under share-based compensation plans	514,161	—	514	11,742	—	—	9,290	21,546
Share-based employee compensation expense	—	—	—	13,241	—	—	—	13,241
Tax benefit from share-based compensation plans	—	—	—	3,646	—	—	—	3,646
Dividends:
Preferred	—		—	—	—	(7,219)		(7,219)
Common	—	—	—	—	—	(27,395)	—	(27,395)
Net change in deferred compensation plans	—	—	—	773	—	—	(1)	772
Change in redeemable noncontrolling interest	—	—	—	19	—	—	—	19
Balance, September 30, 2013	54,400,047	$169,920	$54,400	$519,760	$(10,355)	$1,879,240	$(25,077)	$2,587,888

(1)         Net income excludes net income attributable to redeemable noncontrolling interest of $1,657 and $1,024 for the nine month periods ended September 30, 2013 and 2012, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 18 of the Notes to the Unaudited Consolidated Financial Statements.

(2)         Conversion of pension liability to equity due to SERP amendment. See Note 15 for additional information.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 77 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of September 30, 2013, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the nine months ended September 30, 2013:

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

•                  In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The new guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Government Treasury rates and LIBOR. The ASU became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company periodically enters into interest-rate swap agreements to reduce cash flow variability on pools of floating rate loans. The swaps are tied to either the Prime rate or LIBOR consistent with the pricing index on the underlying loans. The Company does not use the Fed Funds rate for loan pricing and did not have interest rate swaps designated as hedging instruments as of September 30, 2013. Accordingly, adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

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

•                  In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statement of financial position as a liability and should not be combined with deferred tax assets. The ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Note 3. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$35,425	$35,425	$—	$—
Federal agency - Debt	1,002,447	—	1,002,447	—
Federal agency - MBS	197,173	—	197,173	—
CMOs - Federal agency	4,742,584	—	4,742,584	—
CMOs - Non-agency	43,312	—	43,312	—
State and municipal	475,786	—	429,570	46,216
Other debt securities	392,356	—	376,984	15,372
Equity securities and mutual funds	6,047	6,047	—	—
Trading securities	51,451	48,744	2,707	—
Derivatives (1)	44,634	4,213	40,421	—
Total assets at fair value	$6,991,215	$94,429	$6,835,198	$61,588

Liabilities
Derivatives	$42,584	$3,577	$39,007	$—
Contingent consideration liability	49,350	—	—	49,350
FDIC clawback liability	11,279	—	—	11,279
Other liabilities	919	—	919	—
Total liabilities at fair value (2)	$104,132	$3,577	$39,926	$60,629

Redeemable noncontrolling interest	$39,840	$—	$—	$39,840

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$15	$—	$—	$15
Commercial real estate mortgages	1,214	—	—	1,214
Residential mortgages	1,442	—	—	1,442
Other real estate owned (5)	16,383	—	—	16,383
Private equity and alternative investments	919	—	—	919
Total assets at fair value	$19,973	$—	$—	$19,973

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes lease financing.

(5) Includes covered OREO.

Note 3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2012	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$20,397	$20,397	$—	$—
Federal agency - Debt	2,349,202	—	2,349,202	—
Federal agency - MBS	693,032	—	693,032	—
CMOs - Federal agency	5,318,253	—	5,318,253	—
CMOs - Non-agency	61,513	—	61,513	—
State and municipal	454,474	—	407,429	47,045
Other debt securities	307,417	—	289,275	18,142
Equity securities and mutual funds	1,701	1,701	—	—
Trading securities	115,059	113,010	2,049	—
Derivatives (1)	67,496	218	67,278	—
Total assets at fair value	$9,388,544	$135,326	$9,188,031	$65,187

Liabilities
Derivatives	$64,432	$—	$64,432	$—
Contingent consideration liability	47,724	—	—	47,724
FDIC clawback liability	9,970	—	—	9,970
Other liabilities	368	—	368	—
Total liabilities at fair value (2)	$122,494	$—	$64,800	$57,694

Redeemable noncontrolling interest	$41,112	$—	$—	$41,112

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial (4)	$2,655	$—	$—	$2,655
Commercial real estate mortgages	10,963	—	—	10,963
Residential mortgages	1,811	—	—	1,811
Real estate construction	7,918	—	—	7,918
Home equity loans and lines of credit	780	—	—	780
Installment	550	—	—	550
Other real estate owned (5)	44,396	—	—	44,396
Private equity and alternative investments	6,178	—	—	6,178
Total assets at fair value	$75,251	$—	$—	$75,251

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes lease financing.

(5) Includes covered OREO.

Note 3. Fair Value Measurements (Continued)

At September 30, 2013, $6.99 billion, or approximately 24 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $9.39 billion, or 33 percent, at December 31, 2012. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At September 30, 2013, $104.1 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $122.5 million at December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2013. At September 30, 2013, $20.0 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $75.3 million at December 31, 2012. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2012.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)	$19,583	$—	$(8,103)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,309)	—	—	(1,811)
Included in other comprehensive income	(35)	—	—	1,770	—	—
Additions	—	—	—	—	(45,768)	—
Settlements	(3,655)	—	—	(3,152)	—	—
Transfers into Level 3	—	—	—	47,165	—	—
Other (1)	91	(1,626)	—	73	(515)	—
Balance, end of period	$61,588	$(49,350)	$(11,279)	$65,439	$(46,283)	$(9,914)

(1)    Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 18, Noncontrolling Interest, for a rollforward of activity for the nine months ended September 30, 2013 and 2012.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities and collateralized debt obligation senior notes that are included in securities available-for-sale. At September 30, 2013, municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. At September 30, 2013, the collateralized debt obligation senior note was valued using the discounted cash flow method with the following unobservable inputs: (1) risk-adjusted discount rate consistent with similarly-rated securities, (2) prepayment rate of 2 percent, (3) default rate of 0.75 percent of performing collateral, and (4) 15 percent recovery rate with a 2-year lag.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. Refer to Note 2, Business Combinations, for further discussion of the methodology used to value the contingent consideration liability. The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions, and (3) credit assumptions.

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the nine months ended September 30, 2013 and 2012. Paydowns of $3.7 million and $3.2 million were received on Level 3 assets measured on a recurring basis for the nine months ended September 30, 2013 and 2012, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at September 30, 2013	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans	$2,671	Market	-	Assumptions made in the appraisal process
			-	Adjustments to external or internal appraised values (1)
			-	Probability weighting of broker price opinions
			-	Management assumptions regarding market trends or
other relevant factors

Other real estate owned	$16,383	Market	-	Assumptions made in the appraisal process
			-	Adjustments to external or internal appraised values (1)
			-	Probability weighting of broker price opinions
			-	Management assumptions regarding market trends or
other relevant factors

Private equity and alternative investments	$919	Cost Recovery	-	Management’s assumptions regarding recoverability of
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

Note 3. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Collateral dependent impaired loans:
Commercial	$—	$—	$—	$(368)
Commercial real estate mortgages	(934)	306	(641)	(1,630)
Residential mortgages	(2)	(31)	(224)	(1,152)
Real estate construction	—	130	—	(6,623)
Home equity loans and lines of credit	—	16	116	(47)
Installment	—	(101)	(138)	(208)
Other real estate owned (1)	(364)	(4,147)	(5,075)	(16,312)
Private equity and alternative investments	(109)	(2,477)	(508)	(2,938)
Total net losses recognized	$(1,409)	$(6,304)	$(6,470)	$(29,278)

(1)         Net losses on OREO includes $0.4 million and $5.0 million of net losses related to covered OREO for the three and nine months ended September 30, 2013, respectively, and $3.6 million and $14.7 million of net losses related to covered OREO for the three and nine months ended September 30, 2012. A significant portion of net losses on covered OREO is reimbursable by the FDIC.

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

	September 30, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$301.1	$301.1	$301.1	$—	$—
Due from banks - interest bearing	1,045.6	1,045.6	1,045.6	—	—
Securities purchased under resale agreements	200.0	197.0	—	197.0	—
Securities held-to-maturity	1,649.5	1,608.1	—	1,608.1	—
Loans and leases, net of allowance	16,270.2	16,719.8	—	—	16,719.8
Covered loans, net of allowance	754.2	802.5	—	—	802.5
FDIC indemnification asset	101.1	84.3	—	—	84.3
Investment in FHLB and FRB stock	71.8	71.8	—	71.8	—

Financial Liabilities:
Deposits	$25,236.9	$25,240.0	$—	$24,503.0	$737.0
Other short-term borrowings	2.6	2.6	—	—	2.6
Long-term debt	719.3	778.2	—	693.6	84.6

	December 31, 2012
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$152.0	$152.0	$152.0	$—	$—
Due from banks - interest bearing	246.3	246.3	246.3	—	—
Federal funds sold	17.1	17.1	17.1	—	—
Securities held-to-maturity	1,398.4	1,446.6	—	1,446.6	—
Loans and leases, net of allowance	14,540.4	14,988.6	—	—	14,988.6
Covered loans, net of allowance	986.2	1,055.0	—	—	1,055.0
FDIC indemnification asset	150.0	123.9	—	—	123.9
Investment in FHLB and FRB stock	90.0	90.0	—	90.0	—

Financial Liabilities:
Deposits	$23,502.4	$23,506.9	$—	$22,734.5	$772.4
Federal funds purchased and securities sold under repurchase agreements	1,214.2	1,214.2	1,214.2	—	—
Other short-term borrowings	209.6	210.7		207.6	3.1
Long-term debt	706.1	774.8	—	698.9	75.9

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

Note 4. Securities

At September 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $6.90 billion, securities held-to-maturity at amortized cost of $1.65 billion and trading securities at fair value of $51.5 million. At December 31, 2012, the Company had total securities of $10.72 billion, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at September 30, 2013 and December 31, 2012:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2013
Securities available-for-sale:
U.S. Treasury	$35,400	$25	$—	$35,425
Federal agency - Debt	1,007,019	1,078	(5,650)	1,002,447
Federal agency - MBS	192,345	7,054	(2,226)	197,173
CMOs - Federal agency	4,773,336	40,818	(71,570)	4,742,584
CMOs - Non-agency	44,484	213	(1,385)	43,312
State and municipal	466,633	10,490	(1,337)	475,786
Other debt securities	393,377	5,220	(6,241)	392,356
Total debt securities	6,912,594	64,898	(88,409)	6,889,083
Equity securities and mutual funds	337	5,710	—	6,047
Total securities available-for-sale	$6,912,931	$70,608	$(88,409)	$6,895,130

Securities held-to-maturity (1):
Federal agency - Debt	$140,020	$182	$(4,305)	$135,897
Federal agency - MBS	359,952	1,187	(9,753)	351,386
CMOs - Federal agency	849,600	3,567	(18,158)	835,009
State and municipal	299,948	660	(14,826)	285,782
Total securities held-to-maturity	$1,649,520	$5,596	$(47,042)	$1,608,074

December 31, 2012
Securities available-for-sale:
U.S. Treasury	$20,393	$7	$(3)	$20,397
Federal agency - Debt	2,344,374	5,031	(203)	2,349,202
Federal agency - MBS	653,428	39,673	(69)	693,032
CMOs - Federal agency	5,233,126	91,165	(6,038)	5,318,253
CMOs - Non-agency	62,975	662	(2,124)	61,513
State and municipal	437,266	17,447	(239)	454,474
Other debt securities	305,340	7,945	(5,868)	307,417
Total debt securities	9,056,902	161,930	(14,544)	9,204,288
Equity securities and mutual funds	336	1,365	—	1,701
Total securities available-for-sale	$9,057,238	$163,295	$(14,544)	$9,205,989

Securities held-to-maturity (1):
Federal agency - Debt	$97,183	$4,032	$—	$101,215
Federal agency - MBS	303,642	11,490	(182)	314,950
CMOs - Federal agency	745,980	28,973	(382)	774,571
State and municipal	251,598	5,122	(857)	255,863
Total securities held-to-maturity	$1,398,403	$49,617	$(1,421)	$1,446,599

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 4. Securities (Continued)

Proceeds from sales of securities available-for-sale were $584.7 million and $1.84 billion for the three and nine months ended September 30, 2013, respectively, compared with $1.0 million and $6.2 million for the three and nine months ended September 30, 2012, respectively. There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2013 and September 30, 2012. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Gross realized gains	$17,533	$1,315	$24,369	$1,851
Gross realized losses	(11,745)	(459)	(11,745)	(825)
Net realized gains	$5,788	$856	$12,624	$1,026

Interest income on securities for the three months ended September 30, 2013 and 2012 is comprised of: (i) taxable interest income of $35.5 million and $40.0 million, respectively (ii) nontaxable interest income of $4.5 million and $4.1 million, respectively, and (iii) dividend income of $19 thousand and $0.1 million, respectively. Interest income on securities for the nine months ended September 30, 2013 and 2012 is comprised of: (i) taxable interest income of $112.1 million and $120.8 million, respectively (ii) nontaxable interest income of $13.3 million and $12.0 million, respectively, and (iii) dividend income of $0.1 million and $0.3 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2013, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$12,078	$23,347	$—	$—	$35,425
Federal agency - Debt	317,377	625,652	59,418	—	1,002,447
Federal agency - MBS	—	68,967	128,206	—	197,173
CMOs - Federal agency	128,236	3,706,036	908,312	—	4,742,584
CMOs - Non-agency	111	9,218	33,983	—	43,312
State and municipal	39,865	355,575	72,650	7,696	475,786
Other	12,726	292,812	86,818	—	392,356
Total debt securities available-for-sale	$510,393	$5,081,607	$1,289,387	$7,696	$6,889,083

Amortized cost	$507,840	$5,082,693	$1,314,292	$7,769	$6,912,594

Securities held-to-maturity:
Federal agency - Debt	$—	$7,000	$60,022	$72,998	$140,020
Federal agency - MBS	—	14,646	340,827	4,479	359,952
CMOs - Federal agency	—	181,723	667,877	—	849,600
State and municipal	659	8,749	142,020	148,520	299,948
Total debt securities held-to-maturity at amortized cost	$659	$212,118	$1,210,746	$225,997	$1,649,520

Note 4. Securities (Continued)

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment of debt securities is considered other-than-temporary when it becomes probable that an investor will be unable to collect all amounts due according to the contractual terms of the security.  Impairment of equity securities is considered other-than-temporary when uncertainty exists as to whether an investor will be able to recover the cost of an investment.  The Company’s impairment assessment takes into consideration the following factors as applicable to the security being analyzed: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. Impairment losses of $39 thousand and $0.2 million were recognized in earnings for the three and nine months ended September 30, 2012. There was no non-credit related other-than-temporary impairment recognized in AOCI on securities available-for-sale at September 30, 2013. The Company recognized $1.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at September 30, 2012. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2013 and 2012.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2013 and 2012. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$3,654	$17,366	$16,486	$17,531
Subsequent credit-related impairment	144	39	326	217
Reduction for securities sold or redeemed	—	(537)	(12,761)	(537)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	(421)	(267)	(674)	(610)
Balance, end of period	$3,377	$16,601	$3,377	$16,601

Note 4. Securities (Continued)

Non-Agency CMOs

The Company held $33.8 million of variable rate non-agency CMOs at September 30, 2013. The Company determined that one non-agency CMO with a fair value of $6.0 million was other-than-temporarily impaired at September 30, 2013. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized $0.1 million and $0.3 million of credit-related impairment losses in earnings on its investment in one variable rate non-agency CMO for the three and nine months ended September 30, 2013, respectively. Impairment losses of $39 thousand and $0.2 million were recognized in earnings on variable rate non-agency CMOs for the three and nine months ended September 30, 2012. No other-than-temporary impairment was recognized in AOCI on the impaired CMO security at September 30, 2013. The non-credit portion of other-than-temporarily impairment recognized at September 30, 2012 was attributed to external market conditions, primarily the lack of liquidity in these securities, resulting in an increase in interest rate spreads for these securities. The Company also holds $9.5 million in fixed rate non-agency CMOs at September 30, 2013, none of which have experienced any other-than-temporary impairment.

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2013
Securities available-for-sale:
Federal agency - Debt	$611,954	$5,650	$—	$—	$611,954	$5,650
Federal agency - MBS (1)	45,176	2,226	45	—	45,221	2,226
CMOs - Federal agency	2,774,796	69,757	96,544	1,813	2,871,340	71,570
CMOs - Non-agency	14,620	517	8,432	868	23,052	1,385
State and municipal	90,545	328	46,216	1,009	136,761	1,337
Other debt securities	118,698	1,231	15,372	5,010	134,070	6,241
Total securities available-for-sale	$3,655,789	$79,709	$166,609	$8,700	$3,822,398	$88,409

Securities held-to-maturity:
Federal agency - Debt	$128,715	$4,305	$—	$—	$128,715	$4,305
Federal agency - MBS	231,160	9,753	—	—	231,160	9,753
CMOs - Federal agency	583,595	18,158	—	—	583,595	18,158
State and municipal	229,562	14,826	—	—	229,562	14,826
Total securities held-to-maturity	$1,173,032	$47,042	$—	$—	$1,173,032	$47,042

(1)    The estimated gross unrealized loss for federal agency MBS securities in a continuous unrealized loss position of 12 months or greater was an insignificant amount as of September 30, 2013.

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

At September 30, 2013, the Company had $3.82 billion of securities available-for-sale and $1.17 billion of securities held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position totaled 688 and included 32 federal agency debt securities, 26 federal agency MBS securities, 161 federal agency CMOs, 6 non-agency CMOs, 454 state and municipal securities and 9 other debt securities. The increase in unrealized losses on debt securities from year-end 2012 is attributed to higher market interest rates in the current period.

Other debt securities include the Company’s investment in one highly-rated corporate debt and collateralized bond obligation backed by trust preferred securities (“CDOs”) issued by a geographically diverse pool of small- and medium-sized financial institutions. The CDO held in securities available-for-sale at September 30, 2013 is the most senior tranche of the issue. Trading activity for the type of CDO held by the Company has been limited since 2008. Accordingly, the fair value of this security was determined using an internal pricing model that incorporates assumptions about discount rates in an illiquid market, projected cash flows and collateral performance. The CDO had a $5.0 million net unrealized loss at September 30, 2013, which the Company attributes to the illiquid credit markets. The CDO has collateral that well exceeds the outstanding debt. The security valuation reflects the current and prospective performance of the issuers whose debt is contained in the asset pools. The Company expects to receive all remaining contractual principal and interest payments due on its CDO. Additionally, the Company does not intend to sell this security, and it is not more likely than not that it will be required to sell the security before it recovers the cost basis of its investment.

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

Note 5. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $71.8 million and $90.0 million at September 30, 2013 and December 31, 2012, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $36.3 million at September 30, 2013 and $36.1 million at December 31, 2012. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,
Fund Type	2013	2012
Private equity and venture capital	$20,862	$20,693
Real estate	8,108	9,223
Hedge	2,733	2,866
Other	4,567	3,309
Total	$36,270	$36,091

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses of $0.1 million and $0.5 million on other investments during the three and nine months ended September 30, 2013, respectively. The Company recognized impairment losses totaling $2.5 million and $2.9 million on its other investments during the three and nine months ended September 30, 2012, respectively.

The table below provides information as of September 30, 2013 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period

Private equity and venture capital (1)	$919	$179	None (2)	N/A

(1)    Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(2)    Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,
(in thousands)	2013	2012
Commercial	$7,126,158	$6,211,353
Commercial real estate mortgages	3,077,183	2,739,284
Residential mortgages	4,418,231	3,962,205
Real estate construction	380,489	313,190
Home equity loans and lines of credit	681,879	711,750
Installment	152,107	142,793
Lease financing	730,086	737,720
Loans and leases, excluding covered loans	16,566,133	14,818,295
Less: Allowance for loan and lease losses	(295,947)	(277,888)
Loans and leases, excluding covered loans, net	16,270,186	14,540,407

Covered loans	780,072	1,031,004
Less: Allowance for loan losses	(25,882)	(44,781)
Covered loans, net	754,190	986,223

Total loans and leases.	$17,346,205	$15,849,299
Total loans and leases, net	$17,024,376	$15,526,630

The loan amounts above include unamortized fees, net of deferred costs, of $2.4 million and $5.9 million as of September 30, 2013 and December 31, 2012, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at September 30, 2013, California represented 77 percent of total loans outstanding and New York and Nevada represented 8 percent and 2 percent, respectively. The remaining 13 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California.

Within the Company’s covered loan portfolio at September 30, 2013, the five states with the largest concentration were California (36 percent), Texas (11 percent), Nevada (8 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 35 percent of total covered loans outstanding represented other states.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $780.1 million as of September 30, 2013 and $1.03 billion as of December 31, 2012. Covered loans, net of allowance for loan losses, were $754.2 million at September 30, 2013 and $986.2 million at December 31, 2012.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of covered loans:

	September 30,	December 31,
(in thousands)	2013	2012
Commercial	$10,015	$10,561
Commercial real estate mortgages	719,207	931,758
Residential mortgages	5,030	5,652
Real estate construction	41,625	78,554
Home equity loans and lines of credit	3,672	3,790
Installment	523	689
Covered loans	780,072	1,031,004
Less: Allowance for loan losses	(25,882)	(44,781)
Covered loans, net	$754,190	$986,223

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Carrying value of covered loans as of:
September 30, 2013	$680,427	$45,123	$25,948	$28,574	$780,072
December 31, 2012	$893,031	$70,240	$34,803	$32,930	$1,031,004

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
(in thousands)	2013	2012
Balance, beginning of period	$295,813	$436,374
Accretion	(48,424)	(62,189)
Reclassifications from (to) nonaccretable yield	26,990	(4,042)
Disposals and other	(41,930)	(51,854)
Balance, end of period	$232,449	$318,289

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

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $101.1 million at September 30, 2013 and $150.0 million at December 31, 2012.

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

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and nine months ended September 30, 2013 and 2012. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Unallocated	Total

Three months ended September 30, 2013

Allowance for loan and lease losses:
Beginning balance	$116,619	$53,339	$8,004	$8,335	$5,400	$1,355	$96,862	$289,914
Provision (reduction) for credit losses (2)	(14,173)	(2,829)	5,070	(1,589)	3,092	317	9,363	(749)
Charge-offs	(488)	(1,270)	—	—	(225)	(18)	—	(2,001)
Recoveries	4,863	686	40	2,945	31	218	—	8,783
Net recoveries (charge-offs)	4,375	(584)	40	2,945	(194)	200	—	6,782
Ending balance	$106,821	$49,926	$13,114	$9,691	$8,298	$1,872	$106,225	$295,947

Nine months ended September 30, 2013

Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Provision (reduction) for credit losses (2)	(7,313)	572	2,547	(10,386)	946	(854)	13,452	(1,036)
Charge-offs	(4,719)	(1,315)	(106)	(100)	(500)	(370)	—	(7,110)
Recoveries	14,122	1,768	115	8,393	569	1,238	—	26,205
Net recoveries (charge-offs)	9,403	453	9	8,293	69	868	—	19,095
Ending balance	$106,821	$49,926	$13,114	$9,691	$8,298	$1,872	$106,225	$295,947

Ending balance of allowance:
Individually evaluated for impairment	$344	$602	$232	$—	$—	$—	$—	$1,178
Collectively evaluated for impairment	106,477	49,324	12,882	9,691	8,298	1,872	106,225	294,769

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$7,856,244	$3,077,183	$4,418,231	$380,489	$681,879	$152,107	$—	$16,566,133
Individually evaluated for impairment	32,727	38,546	6,767	30,190	2,350	—	—	110,580
Collectively evaluated for impairment	7,823,517	3,038,637	4,411,464	350,299	679,529	152,107	—	16,455,553

(1)             Includes lease financing loans.

(2)             Provision for credit losses in the allowance rollforward for the three months ended September 30, 2013 includes total transfers to the reserve for off-balance sheet credit commitments of $0.7 million. Provision for credit losses in the allowance rollforward for the nine months ended September 30, 2013 includes total transfers to the reserve for off-balance sheet credit commitments of $1.0 million. There was no other provision for credit losses recognized for the three and nine months ended September 30, 2013.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Unallocated	Total

Three months ended September 30, 2012

Allowance for loan and lease losses:
Beginning balance	$93,981	$49,715	$12,490	$14,810	$7,656	$1,774	$89,108	$269,534
Provision (reduction) for credit losses (2)	6,333	(1,298)	1,327	(3,898)	47	(314)	(1,106)	1,091
Charge-offs	(12,163)	(444)	(1,030)	(310)	(43)	(134)	—	(14,124)
Recoveries	7,227	203	495	3,415	11	588	—	11,939
Net (charge-offs) recoveries	(4,936)	(241)	(535)	3,105	(32)	454	—	(2,185)
Ending balance	$95,378	$48,176	$13,282	$14,017	$7,671	$1,914	$88,002	$268,440

Nine months ended September 30, 2012

Allowance for loan and lease losses:
Beginning balance	$83,514	$48,451	$14,122	$20,155	$8,077	$1,972	$86,266	$262,557
Provision (reduction) for credit losses (2)	3,425	(481)	732	(4,508)	588	(655)	1,736	837
Charge-offs	(22,382)	(1,318)	(2,333)	(9,769)	(1,077)	(959)	—	(37,838)
Recoveries	30,821	1,524	761	8,139	83	1,556	—	42,884
Net (charge-offs) recoveries	8,439	206	(1,572)	(1,630)	(994)	597	—	5,046
Ending balance	$95,378	$48,176	$13,282	$14,017	$7,671	$1,914	$88,002	$268,440

Ending balance of allowance:
Individually evaluated for impairment	$1,167	$1,874	$185	$1,467	$138	$—	$—	$4,831
Collectively evaluated for impairment	94,211	46,302	13,097	12,550	7,533	1,914	88,002	263,609

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$6,264,562	$2,436,218	$3,897,690	$269,583	$718,966	$137,632	$—	$13,724,651
Individually evaluated for impairment	34,731	58,217	11,342	56,582	4,496	449	—	165,817
Collectively evaluated for impairment	6,229,831	2,378,001	3,886,348	213,001	714,470	137,183	—	13,558,834

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

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$25,124	$24,351	$24,837	$23,097
Transfers from allowance for loan and lease losses	749	909	1,036	2,163
Balance, end of period	$25,873	$25,260	$25,873	$25,260

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at September 30, 2013, December 31, 2012 and September 30, 2012 is provided in the following tables:

				For the three months ended		For the nine months ended
		Unpaid		September 30, 2013		September 30, 2013
		Contractual		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2013
With no related allowance recorded:
Commercial	$25,233	$25,488	$—	$26,255	$593	$22,584	$1,440
Commercial real estate mortgages	33,133	37,754	—	29,977	440	33,060	1,102
Residential mortgages:
Fixed	2,031	2,155	—	2,019	33	2,860	75
Variable	3,062	3,418	—	3,670	47	4,062	116
Total residential mortgages	5,093	5,573	—	5,689	80	6,922	191
Real estate construction:
Construction	16,259	21,064	—	16,262	233	17,904	791
Land	13,931	27,092	—	14,056	224	16,506	511
Total real estate construction	30,190	48,156	—	30,318	457	34,410	1,302
Home equity loans and lines of credit	2,350	3,375	—	2,803	47	2,827	81
Installment:
Consumer	—	—	—	—	—	112	—
Total installment	—	—	—	—	—	112	—
Total with no related allowance	$95,999	$120,346	$—	$95,042	$1,617	$99,915	$4,116

With an allowance recorded:
Commercial	$7,494	$9,168	$344	$7,567	$156	$7,556	$513
Commercial real estate mortgages	5,413	5,810	602	10,262	45	11,018	361
Residential mortgages:
Fixed	—	—	—	—	—	116	—
Variable	1,674	1,688	232	1,684	14	842	55
Total residential mortgages	1,674	1,688	232	1,684	14	958	55
Real estate construction:
Land	—	—	—	—	—	3,213	213
Total real estate construction	—	—	—	—	—	3,213	213
Home equity loans and lines of credit	—	—	—	—	—	225	—
Total with an allowance	$14,581	$16,666	$1,178	$19,513	$215	$22,970	$1,142

Total impaired loans by type:
Commercial	$32,727	$34,656	$344	$33,822	$749	$30,140	$1,953
Commercial real estate mortgages	38,546	43,564	602	40,239	485	44,078	1,463
Residential mortgages	6,767	7,261	232	7,373	94	7,880	246
Real estate construction	30,190	48,156	—	30,318	457	37,623	1,515
Home equity loans and lines of credit	2,350	3,375	—	2,803	47	3,052	81
Installment	—	—	—	—	—	112	—
Total impaired loans	$110,580	$137,012	$1,178	$114,555	$1,832	$122,885	$5,258

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2012
With no related allowance recorded:
Commercial	$18,761	$24,135	$—
Commercial real estate mortgages	42,882	49,110	—
Residential mortgages:
Fixed	3,482	3,757	—
Variable	4,865	5,437	—
Total residential mortgages	8,347	9,194	—
Real estate construction:
Construction	19,762	33,267	—
Land	25,748	41,016	—
Total real estate construction	45,510	74,283	—
Home equity loans and lines of credit	3,562	4,660	—
Installment:
Consumer	449	927	—
Total installment	449	927	—
Total with no related allowance	$119,511	$162,309	$—

With an allowance recorded:
Commercial	$7,516	$8,038	$952
Commercial real estate mortgages	10,203	10,783	1,326
Residential mortgages:
Fixed	463	507	9
Total residential mortgages	463	507	9
Home equity loans and lines of credit	899	965	116
Total with an allowance	$19,081	$20,293	$2,403

Total impaired loans by type:
Commercial	$26,277	$32,173	$952
Commercial real estate mortgages	53,085	59,893	1,326
Residential mortgages	8,810	9,701	9
Real estate construction	45,510	74,283	—
Home equity loans and lines of credit	4,461	5,625	116
Installment	449	927	—
Total impaired loans	$138,592	$182,602	$2,403

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

				For the three months ended		For the nine months ended
		Unpaid		September 30, 2012		September 30, 2012
		Contractual		Average	Interest	Average	Interest
	Recorded	Principal	Related	Recorded	Income	Recorded	Income
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
September 30, 2012
With no related allowance recorded:
Commercial	$28,575	$39,624	$—	$30,476	$—	$24,732	$—
Commercial real estate mortgages	40,825	46,081	—	34,597	34	25,767	158
Residential mortgages:
Fixed	4,199	4,613	—	3,014	—	3,047	—
Variable	3,528	3,968	—	4,893	9	5,010	48
Total residential mortgages	7,727	8,581	—	7,907	9	8,057	48
Real estate construction:
Construction	29,446	42,870	—	34,137	245	29,189	487
Land	19,038	23,606	—	18,987	35	22,763	35
Total real estate construction	48,484	66,476	—	53,124	280	51,952	522
Home equity loans and lines of credit	3,297	4,370	—	3,252	—	4,470	—
Installment:							—
Consumer	449	927	—	500	—	552	—
Total installment	449	927	—	500	—	552	—
Lease financing	—	—	—	—	—	7	—
Total with no related allowance	$129,357	$166,059	$—	$129,856	$323	$115,537	$728

With an allowance recorded:
Commercial	$6,156	$6,922	$1,167	$8,461	$—	$11,286	$—
Commercial real estate mortgages	17,392	18,962	1,874	17,257	—	13,406	—
Residential mortgages:
Fixed	2,229	2,336	181	2,260	—	1,844	—
Variable	1,386	1,476	4	2,321	4	1,879	4
Total residential mortgages	3,615	3,812	185	4,581	4	3,723	4
Real estate construction:
Land	8,098	18,362	1,467	8,432	—	14,700	—
Total real estate construction	8,098	18,362	1,467	8,432	—	14,700	—
Home equity loans and lines of credit	1,199	1,406	138	1,213	—	1,166	—
Total with an allowance	$36,460	$49,464	$4,831	$39,944	$4	$44,281	$4

Total impaired loans by type:
Commercial	$34,731	$46,546	$1,167	$38,937	$—	$36,018	$—
Commercial real estate mortgages	58,217	65,043	1,874	51,854	34	39,173	158
Residential mortgages	11,342	12,393	185	12,488	13	11,780	52
Real estate construction	56,582	84,838	1,467	61,556	280	66,652	522
Home equity loans and lines of credit	4,496	5,776	138	4,465	—	5,636	—
Installment	449	927	—	500	—	552	—
Lease financing	—	—	—	—	—	7	—
Total impaired loans	$165,817	$215,523	$4,831	$169,800	$327	$159,818	$732

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At September 30, 2013, impaired loans included $6.1 million of loans previously reported as impaired that are less than $1 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at September 30, 2013 and December 31, 2012 included $52.5 million and $48.8 million, respectively, of restructured loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended September 30, 2013 and 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended September 30, 2013
Commercial	2	$7,575	$7,486	$344
Total troubled debt restructured loans	2	$7,575	$7,486	$344

Three months ended September 30, 2012
Commercial	6	$1,624	$1,538	$10,528
Residential mortgages:
Fixed	3	1,578	1,078	485
Real estate construction:
Land	1	8,420	8,098	264
Home equity loans and lines of credit	1	257	149	—
Total troubled debt restructured loans	11	$11,879	$10,863	$11,277

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the nine months ended September 30, 2013 and 2012:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Nine months ended September 30, 2013
Commercial	12	$16,258	$13,624	$344
Commercial real estate mortgages	1	547	533	—
Home equity loans and lines of credit	1	345	—	—
Total troubled debt restructured loans	14	$17,150	$14,157	$344

Nine months ended September 30, 2012
Commercial	15	$36,785	$23,219	$10,528
Commercial real estate mortgages	2	15,832	16,353	—
Residential mortgages:
Fixed	4	2,233	1,078	485
Real estate construction:
Construction	3	14,857	14,226	—
Land	1	8,420	8,098	264
Total real estate construction	4	23,277	22,324	264
Home equity loans and lines of credit	1	257	149	—
Total troubled debt restructured loans	26	$78,384	$63,123	$11,277

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following tables provide a summary of troubled debt restructured (“TDR”) loans that subsequently defaulted during the three and nine months ended September 30, 2013 and 2012, that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

	For three months ended September 30, 2013			For nine months ended September 30, 2013
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	—	$—	$—	4	$896	$—
Real estate construction:
Land	—	—	—	1	7,244	—
Home equity loans and lines of credit	—	—	—	1	139	—
Total loans that subsequently defaulted	—	$—	$—	6	$8,279	$—

	For three months ended September 30, 2012			For nine months ended September 30, 2012
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	1	$688	$—	5	$4,581	$277
Real estate construction:
Land	—	—	—	2	1,372	—
Total loans that subsequently defaulted	1	$688	$—	7	$5,953	$277

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $7.6 million and $17.2 million were modified in troubled debt restructurings during the three and nine months ended September 30, 2013, respectively. Loans with pre-modification outstanding balances totaling $11.9 million and $78.4 million were modified in troubled debt restructurings during the three and nine months ended September 30, 2012, respectively. The concessions granted in the restructurings completed in 2013 largely consisted of maturity extensions and interest rate modifications.

The unpaid principal balance of TDR loans was $69.3 million, before specific reserves of $0.9 million, at September 30, 2013 and $94.9 million, before specific reserves of $1.7 million, at December 31, 2012. The net decrease in TDR loans from the prior year-end was primarily attributable to payments received on existing TDR loans and to the removal of $15.3 million of loans that were restructured in an A/B note structure in 2012 that are no longer reported as TDRs. These decreases were partially offset by the addition of $17.2 million of loans restructured during the first nine months of 2013. Loans restructured in an A/B note restructuring are not reported as TDR loans in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate the lender was willing to accept at the time of restructuring for a new loan with comparable risk, and the loan is performing based on the terms in the restructuring agreement. In an A/B restructuring, the original note is separated into two notes where the A note represents the portion of the original loan that is expected to be fully paid, and the B note is the portion of the loan that is expected to be uncollectible. The B note is charged-off at the time of restructuring. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

During the nine months ended September 30, 2013, four commercial loans, one real estate construction loan and one equity line of credit that had been restructured within the preceding 12 months were not performing in accordance with their modified terms. The defaults were primarily due to missed or late payments. All other TDR loans were performing in accordance with their restructured terms at September 30, 2013. As of September 30, 2013, commitments to lend additional funds on restructured loans totaled $1.3 million.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at September 30, 2013 and December 31, 2012 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2013
Commercial	$8,052	$964	$3	$10,073	$19,092	$7,107,066	$7,126,158
Commercial real estate mortgages	2,631	—	—	19,020	21,651	3,055,532	3,077,183
Residential mortgages:
Fixed	—	1,238	379	3,901	5,518	1,457,866	1,463,384
Variable	—	2,375	—	5,773	8,148	2,946,699	2,954,847
Total residential mortgages	—	3,613	379	9,674	13,666	4,404,565	4,418,231
Real estate construction:
Construction	—	—	—	11,553	11,553	339,138	350,691
Land	—	—	—	13,918	13,918	15,880	29,798
Total real estate construction	—	—	—	25,471	25,471	355,018	380,489
Home equity loans and lines of credit	274	—	—	5,289	5,563	676,316	681,879
Installment:
Commercial	—	—	—	—	—	379	379
Consumer	24	—	—	21	45	151,683	151,728
Total installment	24	—	—	21	45	152,062	152,107
Lease financing	—	12	1	54	67	730,019	730,086
Total	$10,981	$4,589	$383	$69,602	$85,555	$16,480,578	$16,566,133

December 31, 2012
Commercial	$6,207	$4,219	$602	$9,087	$20,115	$6,191,238	$6,211,353
Commercial real estate mortgages	16,968	3,249	—	33,198	53,415	2,685,869	2,739,284
Residential mortgages:
Fixed	—	1,969	379	4,902	7,250	1,458,224	1,465,474
Variable	—	—	—	4,701	4,701	2,492,030	2,496,731
Total residential mortgages	—	1,969	379	9,603	11,951	3,950,254	3,962,205
Real estate construction:
Construction	—	—	—	15,067	15,067	239,740	254,807
Land	—	859	—	25,815	26,674	31,709	58,383
Total real estate construction	—	859	—	40,882	41,741	271,449	313,190
Home equity loans and lines of credit	3,407	480	—	6,424	10,311	701,439	711,750
Installment:
Commercial	—	—	—	—	—	437	437
Consumer	58	35	—	473	566	141,790	142,356
Total installment	58	35	—	473	566	142,227	142,793
Lease financing	2,633	2	—	120	2,755	734,965	737,720
Total	$29,273	$10,813	$981	$99,787	$140,854	$14,677,441	$14,818,295

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of September 30, 2013 and December 31, 2012. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	September 30, 2013			December 31, 2012
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$7,011,906	$114,252	$7,126,158	$6,073,459	$137,894	$6,211,353
Commercial real estate mortgages	2,961,319	115,864	3,077,183	2,597,863	141,421	2,739,284
Residential mortgages:
Fixed	1,443,459	19,925	1,463,384	1,449,270	16,204	1,465,474
Variable	2,931,433	23,414	2,954,847	2,479,449	17,282	2,496,731
Total residential mortgages	4,374,892	43,339	4,418,231	3,928,719	33,486	3,962,205
Real estate construction:
Construction	324,908	25,783	350,691	225,577	29,230	254,807
Land	15,589	14,209	29,798	28,710	29,673	58,383
Total real estate construction	340,497	39,992	380,489	254,287	58,903	313,190
Home equity loans and lines of credit	653,349	28,530	681,879	685,011	26,739	711,750
Installment:
Commercial	379	—	379	437	—	437
Consumer	151,370	358	151,728	141,662	694	142,356
Total installment	151,749	358	152,107	142,099	694	142,793
Lease financing	727,500	2,586	730,086	733,803	3,917	737,720
Total	$16,221,212	$344,921	$16,566,133	$14,415,241	$403,054	$14,818,295

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$24,414	$43,147	$44,781	$64,565
Provision for losses	2,496	18,089	461	38,848
Reduction in allowance due to loan removals	(1,028)	(16,258)	(19,360)	(58,435)
Balance, end of period	$25,882	$44,978	$25,882	$44,978

The allowance for losses on covered loans was $25.9 million, $44.8 million and $45.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Company recorded provision expense of $2.5 million and $0.5 million on covered loans during the three and nine months ended September 30, 2013, respectively. Provision expense was $18.1 million and $38.8 million for the three and nine months ended September 30, 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of September 30, 2013 and December 31, 2012.

At September 30, 2013, covered loans that were 30 to 89 days delinquent totaled $6.4 million and covered loans that were 90 days or more past due on accrual status totaled $63.1 million. At December 31, 2012, covered loans that were 30 to 89 days delinquent totaled $43.4 million and covered loans that were 90 days or more past due on accrual status totaled $112.4 million.

Note 7. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501
Additions	—	4,008	4,008	1,485	14,989	16,474
Sales	(771)	(14,435)	(15,206)	(8,364)	(9,938)	(18,302)
Valuation adjustments	—	(1,556)	(1,556)	(733)	(4,267)	(5,000)
Balance, end of period	$18,905	$29,818	$48,723	$27,055	$83,618	$110,673

The following table provides a summary of OREO activity for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	723	17,914	18,637	14,177	44,025	58,202
Sales	(2,552)	(39,597)	(42,149)	(12,781)	(42,632)	(55,413)
Valuation adjustments	(293)	(6,775)	(7,068)	(5,131)	(16,325)	(21,456)
Balance, end of period	$18,905	$29,818	$48,723	$27,055	$83,618	$110,673

At September 30, 2013, OREO was $48.7 million and included $29.8 million of covered OREO. At December 31, 2012, OREO was $79.3 million and included $58.3 million of covered OREO. The balance of OREO at September 30, 2013 and December 31, 2012 is net of valuation allowances of $20.0 million and $33.6 million, respectively.

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

Note 8. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of September 30, 2013 and December 31, 2012 are provided below:

	September 30,	December 31,
(in thousands) (1)	2013	2012
Short-term borrowings
Current portion of senior notes:
City National Corporation - 5.125% Senior Notes Due February 2013	$—	$206,581
Federal funds purchased	—	1,214,200
Current portion of nonrecourse debt (5)	2,588	3,017
Total short-term borrowings	$2,588	$1,423,798

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,444	$297,613
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	50,000	49,755
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	74,876
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	55,000	54,909
City National Bank - 5.375% Subordinated Notes Due July 2022	149,993	148,642
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,155	5,152
Nonrecourse debt (5)	84,734	75,104
Total long-term debt	$719,326	$706,051

(1)              The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

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

(4)              These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of September 30, 2013, the interest rate was approximately 2.23 percent.

(5)              Nonrecourse debt bears interest at an average rate of 3.88 percent as of September 30, 2013 and has maturity dates ranging from November 2013 to December 2019.

The Company holds debt affiliated with FAEF, its wholly-owned equipment finance subsidiary. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

Note 9. Shareholders’ Equity

On November 13, 2012, the Corporation issued 7 million depositary shares, each representing a 1/40th interest in a share of 5.50 percent Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million. Dividends on the preferred stock are payable quarterly, in arrears, if declared by the Corporation’s Board of Directors. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after five years from the date of issuance.

The components of AOCI at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
(in thousands)	2013	2012
Net unrealized (loss) gain on securities available-for-sale	$(10,355)	$86,526
Net unrealized gain on cash flow hedges	—	56
Total accumulated other comprehensive (loss) income	$(10,355)	$86,582

The following table presents the tax effects allocated to each component of other comprehensive (loss) income for the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(23,334)	$(9,761)	$(13,573)	$20,701	$8,659	$12,042
Reclassification adjustment for net gains included in net income (1)	(5,788)	(2,421)	(3,367)	(48)	(20)	(28)
Non-credit related impairment loss	—	—	—	(1,471)	(615)	(856)
Total securities available-for-sale	(29,122)	(12,182)	(16,940)	19,182	8,024	11,158
Net change on cash flow hedges	—	—	—	(42)	—	(42)
Total other comprehensive (loss) income	$(29,122)	$(12,182)	$(16,940)	$19,140	$8,024	$11,116

(1)    Recognized in Gain on sale of securities in the consolidated statements of income.

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(155,089)	$(64,874)	$(90,215)	$37,330	$15,615	$21,715
Reclassification adjustment for net gains included in net income (1)	(11,460)	(4,794)	(6,666)	(459)	(192)	(267)
Non-credit related impairment loss	—	—	—	(1,471)	(615)	(856)
Total securities available-for-sale	(166,549)	(69,668)	(96,881)	35,400	14,808	20,592
Net change on cash flow hedges	(56)	—	(56)	(125)	—	(125)
Pension liability adjustment (2)	—	—	—	1,085	—	1,085
Total other comprehensive (loss) income	$(166,605)	$(69,668)	$(96,937)	$36,360	$14,808	$21,552

(1)    Recognized in Gain on sale of securities in the consolidated statements of income.

(2)    Recognized in Salaries and employee benefits in the consolidated statements of income. See Note 15 for additional information.

Note 9. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended September 30, 2013. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended September 30, 2013.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 1, 2013 to July 31, 2013	1,912	$68.13
August 1, 2013 to August 31, 2013	12	65.47
September 1, 2013 to September 30, 2013	3,022	65.70
Total share repurchases	4,946	66.64

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Basic EPS:
Net income attributable to City National Corporation	$63,633	$59,780	$174,897	$160,803
Less: Dividends on preferred stock	2,407	—	7,219	—
Net income available to common shareholders	$61,226	$59,780	$167,678	$160,803
Less: Earnings allocated to participating securities	688	842	1,975	2,380
Earnings allocated to common shareholders	$60,538	$58,938	$165,703	$158,423

Weighted average common shares outstanding	54,274	53,425	54,039	53,092

Basic earnings per common share	$1.12	$1.10	$3.07	$2.98

Diluted EPS:
Earnings allocated to common shareholders (1)	$60,543	$58,941	$165,716	$158,432

Weighted average common shares outstanding	54,274	53,425	54,039	53,092
Dilutive effect of equity awards	546	286	425	284
Weighted average diluted common shares outstanding	54,820	53,711	54,464	53,376

Diluted earnings per common share	$1.10	$1.10	$3.04	$2.97

(1)    Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 1.0 million and 2.4 million average outstanding stock options that were antidilutive for the three months ended September 30, 2013 and 2012, respectively. There were 1.9 million and 2.7 million average outstanding stock options that were antidilutive for the nine months ended September 30, 2013 and 2012, respectively.

Note 11. Share-Based Compensation

On September 30, 2013, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of September 30, 2013. At September 30, 2013, there were approximately 3.3 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of the Company’s share-based compensation plan.

The compensation cost recognized for all share-based awards was $5.7 million and $16.3 million for the three and nine months ended September 30, 2013, respectively, compared with $4.7 million and $13.7 million for the three and nine months ended September 30, 2012, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.4 million and $6.8 million for the three and nine months ended September 30, 2013, respectively, compared with $2.0 million and $5.7 million for the three and nine months ended September 30, 2012, respectively. The Company received $25.0 million and $21.7 million in cash for the exercise of stock options during the nine months ended September 30, 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $4.2 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2013 and 2012 were $12.57 and $11.64, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $10.2 million and $7.6 million, respectively.

A summary of option activity and related information for the nine months ended September 30, 2013 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2013	4,417	$53.91
Granted	593	55.73
Exercised	(587)	42.53
Forfeited or expired	(69)	55.98
Outstanding at September 30, 2013	4,354	$55.66	$54,522	5.70
Exercisable at September 30, 2013	2,937	$56.86	$35,391	4.35

(1) Includes in-the-money options only.

Note 11. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the nine months ended September 30, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2013	1,529	$13.36
Granted	593	12.57
Vested	(682)	12.25
Forfeited	(23)	13.33
Unvested at September 30, 2013	1,417	$13.58

The number of options vested during the nine months ended September 30, 2013 and 2012 was 681,816 and 669,241, respectively. The total fair value of options vested during the nine months ended September 30, 2013 and 2012 was $8.4 million and $8.2 million, respectively. As of September 30, 2013, there was $14.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

A summary of changes in restricted stock and related information for the nine months ended September 30, 2013 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2013	747	$50.73
Granted	70	56.01
Vested	(198)	45.91
Forfeited	(8)	49.82
Unvested at September 30, 2013	611	$52.91

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2013 and 2012 was $56.01 and $47.04, respectively. The number of restricted shares vested during the nine months ended September 30, 2013 and 2012 was 198,268 and 187,898, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2013 and 2012 was $9.1 million and $8.7 million, respectively. As of September 30, 2013, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $18.6 million. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award and subsequently remeasured at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the nine months ended September 30, 2013 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2013	101
Granted	90
Forfeited	(2)
Unvested at September 30, 2013	189

Note 12. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2013 and December 31, 2012. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	September 30, 2013			December 31, 2012
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives designated as hedging instruments
Interest-rate swaps - fair value (1):
Long-term and subordinated debt	$—	$—	$—	$205.5	$2.3	$0.1

Total derivatives designated as hedging instruments	$—	$—	$—	$205.5	$2.3	$0.1

Derivatives not designated as hedging instruments
Interest-rate contracts:
Swaps	$2,818.4	$46.8	$45.8	$2,243.6	$64.2	$64.2
Interest-rate caps, floors and collars	260.5	1.0	1.0	240.1	0.2	0.2
Options purchased	2.0	0.5	0.5	2.0	0.2	0.2
Options written	2.0	—	—	2.0	—	—
Total interest-rate contracts	$3,082.9	$48.3	$47.3	$2,487.7	$64.6	$64.6

Option contracts	$—	$0.5	$—	$—	$0.7	$—

Foreign exchange contracts:
Spot and forward contracts	$492.8	$4.2	$3.6	$231.4	$1.5	$1.3
Options purchased	7.8	—	—	—	—	—
Options written	7.8	0.1	0.1	—	—	—
Total foreign exchange contracts	$508.4	$4.3	$3.7	$231.4	$1.5	$1.3

Total derivatives not designated as hedging instruments	$3,591.3	$53.1	$51.0	$2,719.1	$66.8	$65.9

(1)    The Company offsets mark-to-market adjustments, interest receivable, interest payable and cash collateral received on interest-rate swaps that are executed with the same counterparty under a master netting agreement, and reports the net balance in other assets or other liabilities in the consolidated balance sheets. For purposes of this disclosure, mark-to-market adjustments, interest receivable and interest payable are presented on a gross basis and cash collateral is excluded from fair value amounts.

Derivatives Designated as Hedging Instruments

As of September 30, 2013, the Company had no hedging instruments. As of December 31, 2012, the Company had $205.5 million notional amount of interest-rate swap contracts, all of which were designated as fair value hedges. The net positive fair value of the fair value hedges of $2.3 million was recorded in other assets. It included a mark-to-market asset of $1.1 million and net interest receivable of $1.2 million. The balance of borrowings reported in the consolidated balance sheet included a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions. There were no cash flow hedges at December 31, 2012.

Note 12. Derivative Instruments (Continued)

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the three and nine months ended September 30, 2013 and 2012 is provided below:

(in millions) Derivatives Designated as	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
Hedging Instruments	Statements of Income	2013	2012	2013	2012
Interest-rate swaps-fair value	Interest expense	$—	$(2.1)	$(1.0)	$(6.2)
Interest-rate swaps-cash flow	Interest income	—	—	0.1	0.1
Total income		$—	$2.1	$1.1	$6.3

Interest-rate swaps increased net interest income by $1.1 million for the nine months ended September 30, 2013 and $2.1 million and $6.3 million for the three and nine months ended September 30, 2012, respectively. The Company had no interest rate swaps that impacted net interest income during the third quarter of 2013.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the nine-month periods ended September 30, 2013 and 2012. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the nine months ended September 30, 2013 and 2012 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The balance of deferred gain on terminated swaps was fully amortized in 2013.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2013 and 2012:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
Hedging Instruments	Statements of Income	2013	2012	2013	2012
Interest-rate contracts	Other noninterest income	$(0.3)	$0.1	$0.9	$(0.5)
Option contracts	Other noninterest income	(0.1)	(0.3)	0.3	(1.0)
Foreign exchange contracts	International services income	7.2	6.3	20.4	18.6
Total income		$6.8	$6.1	$21.6	$17.1

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2013 was $11.5 million. The Company delivered collateral in the form of securities valued at $1.2 million and cash totaling $10.7 million on swap agreements that had credit-risk contingent features that were in a net liability position at September 30, 2013.

Note 12. Derivative Instruments (Continued)

The Company’s interest-rate swaps had $0.6 million and $1.6 million of credit risk exposure at September 30, 2013 and December 31, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at September 30, 2013. At December 31, 2012, the Company had received $1.0 million of collateral in the form of securities. The Company delivered collateral valued at $12.4 million on swap agreements that did not have credit-risk contingent features at September 30, 2013.

See Note 13 for additional information about the Company’s derivative instruments subject to master netting agreements.

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

The following table provides information about financial instruments that are eligible for offset at September 30, 2013 and December 31, 2012:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
September 30, 2013
Financial assets:
Derivatives not designated as hedging instruments	$13,196	$(8,463)	$4,733	$—	$—	$4,733
Reverse repurchase agreements	200,000	—	200,000	(200,000)	—	—
Total financial assets	$213,196	$(8,463)	$204,733	$(200,000)	$—	$4,733

Financial liabilities:
Derivatives not designated as hedging instruments	$43,332	$(8,463)	$34,869	$(13,638)	$(10,718)	$10,513
Total financial liabilities	$43,332	$(8,463)	$34,869	$(13,638)	$(10,718)	$10,513

December 31, 2012
Financial assets:
Derivatives designated as hedging instruments	$2,249	$(83)	$2,166	$(1,034)	$—	$1,132
Derivatives not designated as hedging instruments	1,920	(1,454)	466	—	—	466
Total financial assets	$4,169	$(1,537)	$2,632	$(1,034)	$—	$1,598

Financial liabilities:
Derivatives designated as hedging instruments	$83	$(83)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	65,461	(1,453)	64,008	(48,697)	—	15,311
Total financial liabilities	$65,544	$(1,536)	$64,008	$(48,697)	$—	$15,311

Note 14. Income Taxes

The Company recognized income tax expense of $27.1 million and $73.7 million for the three and nine months ended September 30, 2013, respectively. The Company recognized income tax expense of $29.1 million and $78.0 million for the same periods in 2012.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of approximately $0.4 million and interest and penalties expense of $0.2 million for the nine months ended September 30, 2013 and 2012, respectively. The Company had approximately $3.0 million and $3.4 million of accrued interest and penalties as of September 30, 2013 and December 31, 2012, respectively.

The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2013. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the nine month period ended September 30, 2013.

Note 15. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $5.5 million and $15.5 million for the three and nine months ended September 30, 2013, respectively. Profit sharing and matching contribution expense was $4.8 million and $14.3 million for the same periods in 2012, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment options available under the plans as directed by the plan participants. The Company funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.1 million and $0.4 million for the same periods in 2012, respectively.

Note 15. Employee Benefit Plans (Continued)

Other Plans

Prior to March 14, 2012, the Company provided a supplemental retirement benefit (also referred to as a “SERP benefit”) to one of its executive officers. On March 14, 2012, the executive’s supplemental retirement benefit agreement was amended to terminate the executive’s right to receive SERP benefits in exchange for fully vested interests in a deferred compensation stock fund. On March 14, 2012, the SERP benefit was terminated and the actuarial present value of the accumulated SERP benefit was calculated as of that date. The present value of the accumulated SERP benefit under the amended agreement at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company’s stock on March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP benefit, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million in the consolidated statements of income in the quarter ended March 31, 2012. The Company recognized total expense related to this SERP of $1.9 million for the nine months ended September 30, 2012 and no expense for the nine months ended September 30, 2013.

The Company also administers a Supplemental Executive Retirement Plan (“SERP Plan”) covering three former executives of Pacific Bank, which the Company acquired in 2000. As of September 30, 2013, there was an unfunded pension liability for the SERP Plan of $2.3 million. Expense for the three months ended September 30, 2013 and 2012 was nominal. Expense for the nine months ended September 30, 2013 and 2012 was $0.2 million and $0.1 million, respectively.

Note 16. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 17. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $182.1 million and $154.0 million at September 30, 2013 and December 31, 2012, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $81.0 million at September 30, 2013. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2013, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $1.4 million aggregate carrying value of these investments at September 30, 2013. There were no unfunded commitments for these affordable housing investments at September 30, 2013.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $36.3 million and $36.1 million at September 30, 2013 and December 31, 2012, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of September 30, 2013, affiliate noncontrolling owners held equity interests with an estimated fair value of $39.8 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the nine months ended September 30, 2013 and 2012:

	For the nine months ended September 30,
(in thousands)	2013	2012
Balance, beginning of period	$41,112	$44,643
Net income	1,657	1,024
Distributions to redeemable noncontrolling interest	(1,285)	(1,261)
Additions and redemptions, net	(1,625)	(1,987)
Adjustments to fair value	(19)	(1,033)
Balance, end of period	$39,840	$41,386

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

Note 19. Segment Results (Continued)

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

The Wealth Management segment includes the Corporation’s investment advisory affiliates and the Bank’s Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, retirement, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of City National Rochdale Funds. Both the asset management affiliates and the Bank’s Wealth Management division provide proprietary and nonproprietary products and offer a full spectrum of investment solutions in multiple asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds. This segment serves clients nationwide.

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

Note 19. Segment Results (Continued)

	For the three months ended September 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$194,678	$243	$19,350	$214,271
Provision for losses on covered loans	2,496	—	—	2,496
Noninterest income	38,601	57,536	(7,254)	88,883
Depreciation and amortization	3,263	1,878	4,618	9,759
Noninterest expense	170,019	48,184	(18,598)	199,605
Income before income taxes	57,501	7,717	26,076	91,294
Provision for income taxes	17,153	2,120	7,779	27,052
Net income	40,348	5,597	18,297	64,242
Less: Net income attributable to noncontrolling interest	—	609	—	609
Net income attributable to City National Corporation	$40,348	$4,988	$18,297	$63,633

Selected Average Balances:
Loans and leases, excluding covered loans	$15,989,181	$—	$50,572	$16,039,753
Covered loans	818,928	—	—	818,928
Total assets	17,014,239	644,677	10,402,218	28,061,134
Deposits	23,817,083	76,052	408,512	24,301,647
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	4,445	39,024	—	43,469

	For the three months ended September 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$184,552	$1,133	$24,237	$209,922
Provision for credit losses on loans and leases, excluding covered loans	2,000	—	—	2,000
Provision for losses on covered loans	18,089	—	—	18,089
Noninterest income	59,911	54,405	(7,059)	107,257
Depreciation and amortization	3,569	1,996	4,691	10,256
Noninterest expense	169,652	45,387	(17,409)	197,630
Income before income taxes	51,153	8,155	29,896	89,204
Provision for income taxes	16,730	2,545	9,777	29,052
Net income	34,423	5,610	20,119	60,152
Less: Net income attributable to noncontrolling interest	—	372	—	372
Net income attributable to City National Corporation	$34,423	$5,238	$20,119	$59,780

Selected Average Balances:
Loans and leases, excluding covered loans	$13,526,284	$—	$61,224	$13,587,508
Covered loans	1,207,031	—	—	1,207,031
Total assets	15,098,090	638,445	9,918,059	25,654,594
Deposits	21,298,105	104,195	538,520	21,940,820
Goodwill	393,176	239,297	—	632,473
Customer-relationship intangibles, net	7,392	47,359	—	54,751

Note 19. Segment Results (Continued)

	For the nine months ended September 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$563,662	$805	$53,796	$618,263
Provision for losses on covered loans	461	—	—	461
Noninterest income	119,418	171,461	(26,259)	264,620
Depreciation and amortization	10,505	5,654	13,884	30,043
Noninterest expense	512,234	143,920	(54,064)	602,090
Income before income taxes	159,880	22,692	67,717	250,289
Provision for income taxes	47,414	6,238	20,083	73,735
Net income	112,466	16,454	47,634	176,554
Less: Net income attributable to noncontrolling interest	—	1,657	—	1,657
Net income attributable to City National Corporation	$112,466	$14,797	$47,634	$174,897

Selected Average Balances:
Loans and leases, excluding covered loans	$15,378,936	$—	$53,303	$15,432,239
Covered loans	905,411	—	—	905,411
Total assets	16,505,794	647,273	10,594,847	27,747,914
Deposits	22,696,050	100,922	487,093	23,284,065
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	5,174	40,197	—	45,371

	For the nine months ended September 30, 2012
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$541,125	$2,396	$83,593	$627,114
Provision for credit losses on loans and leases, excluding covered loans	3,000	—	—	3,000
Provision for losses on covered loans	38,848	—	—	38,848
Noninterest income	156,884	133,743	(32,902)	257,725
Depreciation and amortization	10,565	4,980	13,556	29,101
Noninterest expense	506,437	117,650	(50,066)	574,021
Income before income taxes	139,159	13,509	87,201	239,869
Provision for income taxes	45,469	4,080	28,493	78,042
Net income	93,690	9,429	58,708	161,827
Less: Net income attributable to noncontrolling interest	—	1,024	—	1,024
Net income attributable to City National Corporation	$93,690	$8,405	$58,708	$160,803

Selected Average Balances:
Loans and leases, excluding covered loans	$12,994,726	$—	$55,797	$13,050,523
Covered loans	1,328,484	—	—	1,328,484
Total assets	14,656,439	569,047	9,332,544	24,558,030
Deposits	20,469,604	100,038	469,149	21,038,791
Goodwill	362,868	188,197	—	551,065
Customer-relationship intangibles, net	8,173	33,240	—	41,413

Note 20. Subsequent Events

On November 7, 2013, the Corporation issued 4 million depositary shares at a price of $25 per depositary share, each representing a 1/40th interest in a share of 6.75 percent fixed-to-floating rate non-cumulative perpetual preferred stock, Series D. Net proceeds after estimated issuance costs were approximately $97 million, and will be used for general corporate purposes.

On November 5, 2013, the Company transferred approximately $1 billion of debt securities from the available-for-sale category to the held-to-maturity category. The transfer of these securities was accounted for at fair value. The unrealized holding gains and losses at the date of the transfer will continue to be reported as a separate component of AOCI and will be amortized or accreted into interest income over the remaining life of the securities transferred.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated or remaining to be promulgated by supervisory and oversight agencies implementing the legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company are uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) volatility in the municipal bond market; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; (21) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; and (22) the success of the Company at managing the risks involved in the foregoing.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2013 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts)	2013	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$303,154	$285,128	$317,179	6%	(4)%
Net income available to common shareholders	61,226	57,335	59,780	7	2
Net income per common share, basic	1.12	1.05	1.10	7	2
Net income per common share, diluted	1.10	1.04	1.10	6	—
Dividends per common share	0.25	0.25	0.25	—	—

At Quarter End
Assets	$29,059,404	$27,379,502	$26,251,528	6	11
Securities	8,596,101	8,597,199	9,110,974	(0)	(6)
Loans and leases, excluding covered loans	16,566,133	15,819,252	13,724,651	5	21
Covered loans (1)	780,072	867,996	1,144,337	(10)	(32)
Deposits	25,236,869	23,651,757	22,512,316	7	12
Common shareholders’ equity	2,417,968	2,374,848	2,330,324	2	4
Total shareholders’ equity	2,587,888	2,544,768	2,330,324	2	11
Book value per common share	44.85	44.16	43.81	2	2

Average Balances
Assets	$28,061,134	$27,469,581	$25,654,594	2	9
Securities	8,576,457	8,866,911	8,631,430	(3)	(1)
Loans and leases, excluding covered loans	16,039,753	15,434,102	13,587,508	4	18
Covered loans (1)	818,928	909,728	1,207,031	(10)	(32)
Deposits	24,301,647	23,118,818	21,940,820	5	11
Common shareholders’ equity	2,400,624	2,412,148	2,296,755	(0)	5
Total shareholders’ equity	2,570,544	2,582,068	2,296,755	(0)	12

Selected Ratios
Return on average assets (annualized)	0.90%	0.87%	0.93%	3	(3)
Return on average common equity (annualized)	10.12	9.53	10.35	6	(2)
Corporation’s tier 1 leverage	7.07	7.00	6.29	1	12
Corporation’s tier 1 risk-based capital	9.69	9.74	9.15	(1)	6
Corporation’s total risk-based capital	12.67	12.78	12.42	(1)	2
Period-end common equity to period-end assets	8.32	8.67	8.88	(4)	(6)
Period-end equity to period-end assets	8.91	9.29	8.88	(4)	0
Dividend payout ratio, per common share	22.40	23.81	22.63	(6)	(1)
Net interest margin	3.30	3.24	3.58	2	(8)
Expense to revenue ratio (2)	66.37	71.51	61.96	(7)	7

Asset Quality Ratios (3)
Nonaccrual loans to total loans and leases	0.42%	0.48%	0.75%	(13)	(44)
Nonaccrual loans and OREO to total loans and leases and OREO	0.53	0.61	0.95	(13)	(44)
Allowance for loan and lease losses to total loans and leases	1.79	1.83	1.96	(2)	(9)
Allowance for loan and lease losses to nonaccrual loans	425.20	378.12	259.38	12	64
Net recoveries (charge-offs) to average total loans and leases (annualized)	0.17	0.20	(0.06)	(15)	(383)

At Quarter End
Assets under management (4)	$42,811,783	$41,256,549	$38,620,137	4	11
Assets under management or administration (4)	61,475,965	59,755,285	57,248,913	3	7

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

(4)         Excludes $26.30 billion, $25.11 billion and $19.81 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

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

HIGHLIGHTS

•       For the quarter ended September 30, 2013, consolidated net income available to common shareholders was $61.2 million, or $1.10 per diluted share, compared to $59.8 million, or $1.10 per diluted share, for the year-earlier quarter. During the nine months ended September 30, 2013, consolidated net income available to common shareholders was $167.7 million, or $3.04 per diluted share, compared to $160.8 million, or $2.97 per diluted share, for the year-earlier period.

•       Revenue, which consists of net interest income and noninterest income, was $303.2 million for the third quarter of 2013, down 4 percent from $317.2 million in the year-earlier quarter and up 6 percent from $285.1 million in the second quarter of 2013.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $220.0 million for the third quarter of 2013, up 2 percent from the year-earlier period and 6 percent higher than the second quarter of 2013.

•       The Company’s net interest margin in the third quarter of 2013 was 3.30 percent, down from 3.58 percent in the third quarter of 2012 but up from 3.24 percent in the second quarter of 2013. The increase from the second quarter of 2013 was primarily due to higher income from FDIC-covered loans that were repaid or charged-off during the quarter.

•       Noninterest income was $88.9 million for the third quarter of 2013, down 17 percent from the third quarter of 2012, but up 8 percent from the second quarter of 2013. The decrease from the year-earlier quarter was due largely to higher FDIC loss sharing expense, which was partly offset by higher trust and investment income and higher gains on securities. The increase from the second quarter of this year was due primarily to lower FDIC loss sharing expense.

•       Assets under management or administration grew to $61.48 billion, up 7 percent from the third quarter of 2012 and up 3 percent from the second quarter of 2013. Trust and investment fees were $49.4 million in the third quarter of 2013, an increase of 14 percent from the third quarter of 2012 but down 1 percent from the second quarter of 2013. The increase from the year-ago period was due primarily to the addition of client assets and market appreciation.

•       Noninterest expense for the third quarter of 2013 was $209.4 million, up 1 percent from the third quarter of 2012 but down 1 percent from the second quarter of 2013.

•       The Company’s effective tax rate was 29.6 percent for the third quarter of 2013, compared with 32.6 percent for the year-earlier period and 29.7 percent for the second quarter of 2013.

•       Total assets were $29.06 billion at September 30, 2013, up 11 percent from $26.25 billion at September 30, 2012 and up 6 percent from $27.38 billion at June 30, 2013. Total average assets were $28.06 billion for the third quarter of 2013, up 9 percent from $25.65 billion for the third quarter of 2012 and up 2 percent from $27.47 billion for the second quarter of 2013.

•       Loans and leases, excluding covered loans, grew to $16.57 billion at September 30, 2013, an increase of 21 percent from $13.72 billion at September 30, 2012 and 5 percent from $15.82 billion at June 30, 2013. Average loans for the third quarter of 2013, excluding covered loans, were $16.04 billion, up 18 percent from the same period of last year and 4 percent from the second quarter of 2013. Average commercial loan balances were up 23 percent from the year-earlier period and 3 percent from the second quarter of 2013. Average commercial real estate balances increased 25 percent from the third quarter of 2012 and 7 percent from the second quarter of 2013.

•       Excluding covered loans, third quarter 2013 results included no provision for loan and lease losses. The Company recorded a $2.0 million provision in the third quarter of 2012 and no provision in the second quarter of 2013. The allowance for loan and lease losses on non-covered loans was $295.9 million at September 30, 2013, compared with $268.4 million at September 30, 2012 and $289.9 million at June 30, 2013. The Company remains appropriately reserved at 1.79 percent of total loans and leases, excluding covered loans, at September 30, 2013, compared with 1.96 percent at September 30, 2012 and 1.83 percent at June 30, 2013.

•       In the third quarter of 2013, net loan recoveries totaled $6.8 million, or 0.17 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net charge-offs of $2.2 million, or 0.06 percent, in the year-earlier quarter, and net recoveries of $7.5 million, or 0.20 percent, for the second quarter of 2013. Nonaccrual loans, excluding covered loans, totaled $69.6 million at September 30, 2013, down from $103.5 million at September 30, 2012 and $76.7 million at June 30, 2013. At September 30, 2013, nonperforming assets, excluding covered assets, were $88.5 million, down from $130.5 million at September 30, 2012 and $96.3 million at June 30, 2013.

•       Average securities for the third quarter of 2013 totaled $8.58 billion, down 1 percent from the third quarter of 2012 and 3 percent lower than the second quarter of 2013.

•       Period-end deposits at September 30, 2013 were $25.24 billion, up 12 percent from $22.51 billion at September 30, 2012 and 7 percent from $23.65 billion at June 30, 2013. Deposit balances for the third quarter of 2013 averaged $24.30 billion, up 11 percent from $21.94 billion for the third quarter of 2012 and 5 percent from $23.12 billion for the second quarter of 2013. Average core deposits, which equaled 98 percent of total deposit balances for the third quarter of 2013, were up 12 percent from the third quarter of 2012 and 6 percent from the second quarter of 2013.

•       The Company remains well-capitalized. The Company’s ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.8 percent at September 30, 2013, compared with 9.1 percent at September 30, 2012 and 8.8 percent at June 30, 2013. Refer to the “Capital” section of Management’s Discussion and Analysis for further discussion of this non-GAAP measure. All of the Company’s pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are not scheduled to be fully required until 2019.

OUTLOOK

Management continues to expect modest net income growth in 2013, driven by strong loan growth, increasing deposits and very good credit quality. The current low short-term interest rate environment will continue to put pressure on the Company’s net interest margin. This outlook reflects management’s expectations for modest economic growth and stable monetary policies in the fourth quarter.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2013 and 2012:

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(2)	rate	balance	expense (1)(2)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$7,540,501	$67,106	3.53%	$6,127,844	$61,191	3.97%
Commercial real estate mortgages	3,061,579	28,606	3.71	2,446,537	27,283	4.44
Residential mortgages	4,253,989	38,359	3.61	3,864,910	39,666	4.11
Real estate construction	351,568	4,015	4.53	282,796	4,028	5.67
Home equity loans and lines of credit	683,519	6,129	3.56	731,009	6,463	3.52
Installment	148,597	1,611	4.30	134,412	1,525	4.51
Total loans and leases, excluding covered loans (3)	16,039,753	145,826	3.61	13,587,508	140,156	4.10
Covered loans	818,928	42,023	20.53	1,207,031	41,995	13.92
Total loans and leases	16,858,681	187,849	4.42	14,794,539	182,151	4.90
Due from banks - interest-bearing	611,159	403	0.26	246,983	163	0.26
Federal funds sold and securities purchased under resale agreements	282,560	1,563	2.19	105,352	74	0.28
Securities	8,576,457	42,727	1.99	8,631,430	46,603	2.16
Other interest-earning assets	88,830	1,234	5.51	113,711	685	2.40
Total interest-earning assets	26,417,687	233,776	3.51	23,892,015	229,676	3.82
Allowance for loan and lease losses	(319,127)			(319,074)
Cash and due from banks	138,221			184,175
Other non-earning assets	1,824,353			1,897,478
Total assets	$28,061,134			$25,654,594

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,289,643	$385	0.07%	$1,981,177	$462	0.09%
Money market accounts	6,285,944	1,732	0.11	5,838,060	1,681	0.11
Savings deposits	419,959	98	0.09	370,858	129	0.14
Time deposits - under $100,000	184,673	134	0.29	219,662	281	0.51
Time deposits - $100,000 and over	585,664	578	0.39	732,316	763	0.41
Total interest-bearing deposits	9,765,883	2,927	0.12	9,142,073	3,316	0.14

Federal funds purchased and securities sold under repurchase agreements	2,174	1	0.08	24,687	9	0.15
Other borrowings	712,351	10,894	6.07	921,913	11,521	4.97
Total interest-bearing liabilities	10,480,408	13,822	0.52	10,088,673	14,846	0.59
Noninterest-bearing deposits	14,535,764			12,798,747
Other liabilities	474,418			470,419
Total equity	2,570,544			2,296,755
Total liabilities and equity	$28,061,134			$25,654,594

Net interest spread			2.99%			3.23%
Fully taxable-equivalent net interest and dividend income		$219,954			$214,830
Net interest margin			3.30%			3.58%
Less: Dividend income included in other income		1,234			685
Fully taxable-equivalent net interest income		$218,720			$214,145

(1)                 Net interest income is presented on a fully taxable-equivalent basis.

(2)                 Loan income includes loan fees of $7,499 and $6,146 for 2013 and 2012, respectively.

(3)                 Includes average nonaccrual loans of $72,741 and $107,096 for 2013 and 2012, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(2)	rate	balance	expense (1)(2)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$7,241,317	$195,222	3.60%	$5,765,023	$173,748	4.03%
Commercial real estate mortgages	2,893,460	84,127	3.89	2,315,558	80,773	4.66
Residential mortgages	4,107,121	114,372	3.71	3,819,405	121,625	4.25
Real estate construction	345,825	11,554	4.47	289,698	11,065	5.10
Home equity loans and lines of credit	699,731	18,908	3.61	729,698	19,344	3.54
Installment	144,785	4,773	4.41	131,141	4,509	4.59
Total loans and leases, excluding covered loans (3)	15,432,239	428,956	3.72	13,050,523	411,064	4.21
Covered loans	905,411	106,749	15.72	1,328,484	128,866	12.93
Total loans and leases	16,337,650	535,705	4.38	14,379,007	539,930	5.02
Due from banks - interest-bearing	348,196	674	0.26	235,841	429	0.24
Federal funds sold and securities purchased under resale agreements	238,351	4,253	2.39	85,629	181	0.28
Securities	9,075,405	133,386	1.96	8,107,277	140,115	2.30
Other interest-earning assets	96,477	3,269	4.53	117,074	2,070	2.36
Total interest-earning assets	26,096,079	677,287	3.47	22,924,828	682,725	3.98
Allowance for loan and lease losses	(324,004)			(328,303)
Cash and due from banks	131,840			158,001
Other non-earning assets	1,843,999			1,803,504
Total assets	$27,747,914			$24,558,030

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,226,952	$1,192	0.07%	$1,941,333	$1,441	0.10%
Money market accounts	5,914,286	4,975	0.11	5,903,516	5,760	0.13
Savings deposits	417,767	311	0.10	363,087	382	0.14
Time deposits - under $100,000	192,423	494	0.34	229,984	863	0.50
Time deposits - $100,000 and over	632,579	1,884	0.40	720,709	2,468	0.46
Total interest-bearing deposits	9,384,007	8,856	0.13	9,158,629	10,914	0.16

Federal funds purchased and securities sold under repurchase agreements	402,551	401	0.13	64,706	42	0.09
Other borrowings	1,028,022	33,368	4.34	805,709	30,179	5.00
Total interest-bearing liabilities	10,814,580	42,625	0.53	10,029,044	41,135	0.55
Noninterest-bearing deposits	13,900,058			11,880,162
Other liabilities	471,127			415,288
Total equity	2,562,149			2,233,536
Total liabilities and equity	$27,747,914			$24,558,030

Net interest spread			2.94%			3.43%
Fully taxable-equivalent net interest and dividend income		$634,662			$641,590
Net interest margin			3.25%			3.74%
Less: Dividend income included in other income		3,269			2,070
Fully taxable-equivalent net interest income		$631,393			$639,520

(1)                 Net interest income is presented on a fully taxable-equivalent basis.

(2)                 Loan income includes loan fees of $20,218 and $18,437 for 2013 and 2012, respectively.

(3)                 Includes average nonaccrual loans of $80,169 and $109,823 for 2013 and 2012, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume), and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income on a fully taxable-equivalent basis and dividend income due to volume and rate between the third quarter of 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes in Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2013 vs 2012			2012 vs 2011
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$24,314	$(18,616)	$5,698	$16,605	$(11,746)	$4,859
Securities	(295)	(3,581)	(3,876)	9,458	(5,502)	3,956
Due from banks - interest-bearing	241	(1)	240	(267)	(44)	(311)
Federal funds sold and securities purchased under resale agreements	294	1,195	1,489	(16)	—	(16)
Other interest-earning assets	(178)	727	549	(91)	93	2
Total interest-earning assets	24,376	(20,276)	4,100	25,689	(17,199)	8,490

Interest paid on:
Interest checking deposits	65	(142)	(77)	89	(277)	(188)
Money market deposits	128	(77)	51	(832)	(3,561)	(4,393)
Savings deposits	16	(47)	(31)	27	(141)	(114)
Time deposits	(182)	(150)	(332)	(173)	(351)	(524)
Total borrowings	(3,178)	2,543	(635)	1,698	791	2,489
Total interest-bearing liabilities	(3,151)	2,127	(1,024)	809	(3,539)	(2,730)
	$27,527	$(22,403)	$5,124	$24,880	$(13,660)	$11,220

	For the nine months ended September 30,			For the nine months ended September 30,
	2013 vs 2012			2012 vs 2011
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$68,410	$(72,635)	$(4,225)	$42,203	$(16,144)	$26,059
Securities	15,570	(22,299)	(6,729)	32,302	(15,373)	16,929
Due from banks - interest-bearing	215	30	245	(602)	(148)	(750)
Federal funds sold and securities purchased under resale agreements	785	3,287	4,072	(173)	12	(161)
Other interest-earning assets	(418)	1,617	1,199	(289)	273	(16)
Total interest-earning assets	84,562	(90,000)	(5,438)	73,441	(31,380)	42,061

Interest paid on:
Interest checking deposits	191	(440)	(249)	236	(1,002)	(766)
Money market deposits	10	(795)	(785)	(2,123)	(12,519)	(14,642)
Savings deposits	52	(123)	(71)	93	(474)	(381)
Time deposits	(407)	(546)	(953)	(746)	(1,293)	(2,039)
Total borrowings	15,290	(11,742)	3,548	943	1,615	2,558
Total interest-bearing liabilities	15,136	(13,646)	1,490	(1,597)	(13,673)	(15,270)
	$69,426	$(76,354)	$(6,928)	$75,038	$(17,707)	$57,331

(1) Includes covered loans.

Net interest income was $214.3 million for the third quarter of 2013, an increase of 6 percent from $202.9 million for the second quarter of 2013, and a 2 percent increase from $209.9 million for the third quarter of 2012. The growth in net interest income from the second quarter of 2013 was largely due to higher interest income from loans partially offset by lower income from the securities portfolio. The increase in net interest income from the prior-year quarter was due to higher interest income on non-covered loans and securities purchased under resale agreements, as well as lower interest expense on deposits and borrowings. The increase was partially offset by lower interest income on securities.

Interest income on total loans was $186.0 million for the third quarter of 2013, up 7 percent from the second quarter of 2013 and up 3 from the third quarter of 2012. The increase in loan interest income from prior periods was driven by growth in the Company’s commercial and commercial real estate mortgage loan portfolios and higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the third quarter of 2013. Income from accelerated accretable yield recognition during the third quarter of 2013 was $25.8 million, compared to $15.9 million in the second quarter of 2013 and $22.2 million in the year-earlier quarter.

Average loans and leases, excluding covered loans, totaled $16.04 billion for the third quarter of 2013, an increase of 4 percent from $15.43 billion for the second quarter of 2013 and up 18 percent from $13.59 billion for the third quarter of 2012. Commercial loans grew 3 percent and 23 percent from the second quarter of 2013 and year-earlier quarter, respectively. Commercial real estate loans grew 7 percent and 25 percent for the same periods. Average covered loans decreased to $818.9 million for the third quarter of 2013 from $909.7 million for the second quarter of 2013 and $1.21 billion for the year-ago quarter.

Interest income on securities was $40.1 million for the third quarter of 2013, a 3 percent decrease from $41.2 million for the second quarter of 2013 and a 9 percent decrease from $44.2 million for the third quarter of 2012. Average total securities were $8.58 billion for the third quarter of 2013, down from $8.87 billion for the second quarter of 2013 and $8.63 billion for the year-earlier quarter. Average securities declined from prior periods as the Company sold some longer-duration securities from its available-for-sale portfolio to fund loan growth and to shorten the duration of the investment portfolio in anticipation of higher interest rates. Additionally, the yield on securities declined compared with the year-earlier quarter resulting in lower interest income.

Total interest expense was $13.8 million for the third quarter of 2013, a decrease of 2 percent from $14.1 million for the second quarter of 2013 and down 7 percent from $14.8 million for the third quarter of 2012. Interest expense on borrowings was $10.9 million for the third quarter of 2013, a 2 percent decrease from $11.1 million for the second quarter of 2013 and a 6 percent decrease from $11.5 million for the third quarter of 2012. The decrease in interest expense from the second quarter of 2013 was due to lower short-term borrowings. The decrease from the year-earlier quarter was attributable to the reduction in long-term debt following the maturity of senior notes in the first quarter of 2013.

Interest expense on deposits was $2.9 million for the third quarter of 2013, slightly down from $3.0 million for the second quarter of 2013 and a 12 percent decrease from $3.3 million for the year-earlier quarter. Despite the increase in average interest-bearing deposits from the second quarter of 2013 and the year-earlier quarter, interest expense on deposits decreased due to lower deposit rates. Average deposits were $24.30 billion for the third quarter of 2013, a 5 percent increase from $23.12 billion for the second quarter of 2013 and an 11 percent increase from $21.94 billion for the third quarter of 2012. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $23.72 billion for the third quarter of 2013, $22.41 billion for the second quarter of 2013 and $21.21 billion for the year-earlier quarter. Average core deposits represented 98 percent of total average deposits for the third quarter of 2013 and 97 percent of total average deposits for each of the prior periods. Average interest-bearing deposits were $9.77 billion for the third quarter of 2013, up 6 percent from the second quarter of 2013 and 7 percent from the third quarter of 2012. Average noninterest-bearing deposits were $14.54 billion, up 5 percent from the second quarter of 2013 and up 14 percent from the year-earlier quarter.

The net settlement of interest-rate swaps increased net interest income by $2.1 million for the third quarter of 2012. The Company had no interest rate swaps designated as hedging instruments during the second and third quarter of 2013.

Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $218.7 million for the third quarter of 2013, up 6 percent from $207.3 million for the second quarter of 2013 and 2 percent from $214.1 million for the third quarter of 2012. Fully taxable-equivalent net interest income and dividend income was $220.0 million for the third quarter of 2013 compared with $208.4 million for the second quarter of 2013 and $214.8 million for the same period in 2012.

The fully taxable net interest margin was 3.30 percent for the third quarter of 2013, up from 3.24 percent for the second quarter of 2013 and down from 3.58 percent for the third quarter of 2012. The average yield on earning assets for the third quarter of 2013 was 3.51 percent, up 5 basis points from 3.46 percent for the second quarter of 2013 and down 31 basis points from 3.82 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.52 percent, down from 0.54 percent for the second quarter of 2013 and 0.59 percent for the same period in 2012. The growth in the net interest margin from the second quarter of 2013 was primarily attributable to higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off, partially offset by lower loan yields and growth in earning assets. The decrease in the net interest margin compared to the year-earlier quarter was due to lower yields on non-covered loans, lower covered assets volume, and higher earning asset balances. The decrease from the year-earlier quarter was partially offset by a decrease in borrowings.

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

In light of continuing improvement in credit metrics and net recoveries on previously charged-off loans, the Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the three and nine months ended September 30, 2013. The Company recorded expense of $2.0 million and $3.0 million through the provision for credit losses on loans and leases, excluding covered loans, for the three and nine months ended September 30, 2012. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $2.5 million provision expense for covered loans during the third quarter of 2013, compared to an $11.9 million reduction of the allowance for covered loans in the second quarter of 2013 and an $18.1 million provision in the third quarter of 2012. The income statement for the nine months ended September 30, 2013 reflected a $0.5 million provision expense for covered loans, compared to provision expense of $38.8 million for the same period in 2012. The provision expense or reduction of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense or reversal of allowance may be recognized in future periods.

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

Noninterest Income

Noninterest income was $88.9 million in the third quarter of 2013, an increase of 8 percent from the second quarter of 2013 and a 17 percent decrease from the third quarter of 2012. The increase from the second quarter of 2013 is attributable to lower FDIC loss sharing expense and higher gains on the disposal of covered OREO. These increases were partially offset by lower brokerage and mutual fund fee income. The decrease from the year-earlier quarter was due to higher FDIC loss sharing expense, which was partly offset by higher trust and investment income and higher gains on securities. Noninterest income represented 29 percent of the Company’s revenue in the third quarter and second quarter of 2013, down from 34 percent in the third quarter of 2012.

The following table provides a summary of noninterest income by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2013	2013	2012
Trust and investment fees	$49,430	$49,830	$43,477
Brokerage and mutual fund fees	7,307	8,107	9,059
Total wealth management fees	56,737	57,937	52,536
Cash management and deposit transaction charges	12,263	12,880	11,526
International services	10,932	10,911	9,819
FDIC loss sharing (expense) income, net	(20,992)	(26,477)	1,667
Other noninterest income	21,207	20,401	27,693
Total noninterest income before gain (loss)	80,147	75,652	103,241
Gain on disposal of assets	3,092	949	3,199
Gain on sale of securities	5,788	5,790	856
Impairment loss on securities	(144)	(182)	(39)
Total noninterest income	$88,883	$82,209	$107,257

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual, institutional and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing-quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $49.4 million for the third quarter of 2013, a decrease of 1 percent from $49.8 million for the second quarter of 2013 and an increase of 14 percent from $43.5 million for the third quarter of 2012. Brokerage and mutual fund fees were $7.3 million for the third quarter of 2013, down 10 percent from $8.1 million for the second quarter and 19 percent from $9.1 million for the year-earlier quarter. The year-over-year growth in trust and investment fees was due to an increase in assets under management (“AUM”). The decrease in brokerage and mutual fund fees compared with prior periods is due to declines in short-term interest rates.

AUM include assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	September 30,		%	June 30,
(in millions)	2013	2012	Change	2013	Change

Assets Under Management	$42,812	$38,620	11	$41,257	4
	—
Assets Under Administration
Brokerage	5,214	5,603	(7)	5,251	(1)
Custody and other fiduciary	13,450	13,026	3	13,247	2
Subtotal	18,664	18,629	0	18,498	1
Total assets under management or administration (1)	$61,476	$57,249	7	$59,755	3

(1)         Excludes $26.30 billion, $25.11 billion and $19.81 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2013, June 30, 2013 and September 30, 2012, respectively.

AUM totaled $42.81 billion as of September 30, 2013, up 11 percent from the year-earlier quarter and up 4 percent from the second quarter of 2013. Assets under management or administration were $61.48 billion at September 30, 2013, an increase of 7 percent from the year-earlier quarter and 3 percent from the second quarter of 2013. The growth in AUM from the year-earlier quarter was primarily attributable to the addition of client assets and higher market valuations.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	September 30, 2013	June 30, 2013	September 30, 2012
Equities	47%	46%	43%
U.S. fixed income	24	25	27
Cash and cash equivalents	19	18	18
Other (1)	10	11	12
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2013 were $12.3 million, a decrease of 5 percent from the second quarter of 2013 but up 6 percent from the third quarter of 2012. The increase from the year-earlier quarter was due to higher sales volume and growth in transaction volumes among existing clients.

International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. International services income for the third quarter of 2013 was $10.9 million, unchanged from the second quarter of 2012, but up 11 percent from the year-earlier quarter. The increase from the third quarter of 2012 was due to increased client activity and the addition of new clients.

Net FDIC loss sharing expense declined to $21.0 million for the third quarter of 2013 from $26.5 million for the second quarter of 2013. Net FDIC loss sharing income was $1.7 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $3.1 million in the third quarter of 2013, compared with net gains of $0.9 million in the second quarter of 2013 and $3.2 million in the year-earlier quarter. The net gain is primarily comprised of gains recognized on the sale of covered and non-covered OREO.

The Company recognized net gains on sales of securities totaling $5.8 million during the third quarter of 2013. In anticipation of higher medium and long-term interest rates, the Company sold some longer duration securities that had significant extension risks. Net gains on sales of securities were $5.8 million in the second quarter of 2013 and $0.9 million for the third quarter of 2012.

Impairment losses on securities available-for-sale recognized in earnings were $0.1 million for the third quarter of 2013. The Company recognized impairment losses of $0.2 million in the second quarter of 2013 and $39 thousand for the year-earlier quarter. See “Balance Sheet Analysis—Securities” for a discussion of impairment on securities available-for-sale.

Other income for the third quarter of 2013 was $21.2 million, up 4 percent from $20.4 million for the second quarter of 2013 and up 23 percent from $27.7 million for the third quarter of 2012. The decrease from the year-earlier quarter was due primarily to lower gains recognized on transfers of covered loans to OREO, lower lease residual income and lower income from cost method investments. Results for the third quarter of 2012 included $7.3 million of distribution income from cost method investments.

Noninterest Expense

Noninterest expense was $209.4 million for the third quarter of 2013, down 1 percent from $211.4 million for the second quarter of 2013, and up 1 percent from $207.9 million for the third quarter of 2012. The growth in noninterest expense compared with the year-earlier quarter was due largely to the increase in staff and compensation costs associated with the Company’s acquisitions that occurred in 2012. The increase in employee-related costs compared with the year-earlier period was partially offset by lower expense on covered OREO.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2013	2013	2012

Salaries and employee benefits	$129,049	$127,168	$120,210

All other:
Net occupancy of premises	16,074	16,205	16,238
Legal and professional fees	10,374	13,163	11,757
Information services	9,876	9,183	8,660
Depreciation and amortization	7,827	8,249	8,324
Amortization of intangibles	1,932	1,931	1,932
Marketing and advertising	8,244	8,644	7,141
Office services and equipment	4,821	5,034	4,673
Other real estate owned	5,196	4,385	8,749
FDIC assessments	3,776	3,663	4,616
Other operating	12,195	13,804	15,586
Total all other	80,315	84,261	87,676
Total noninterest expense	$209,364	$211,429	$207,886

Salaries and employee benefits expense was $129.0 million for the third quarter of 2013, up 1 percent from $127.2 million for the second quarter of 2013, and up 7 percent from $120.2 million for the year-earlier quarter. Full-time equivalent staff was 3,541 at September 30, 2013, down slightly from 3,551 at June 30, 2013 and up 3 percent from 3,439 at September 30, 2012. The increase in salaries and employee benefits expense in the third quarter compared with the year-earlier quarter was primarily attributable to an increase in headcount and higher incentive compensation. The increase in salaries and benefits expense from the second quarter of 2013 is largely due to higher incentive compensation.

Salaries and employee benefits expense for the third quarter of 2013 includes $5.7 million of share-based compensation expense compared with $5.4 million for the second quarter of 2013 and $4.7 million for the year-earlier quarter. At September 30, 2013, there was $14.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.4 years. At September 30, 2013, there was $18.6 million of unrecognized compensation cost related to restricted shares granted under the Company’s plans. That cost is expected to be recognized over a weighted average period of 2.7 years.

The remaining noninterest expense categories totaled $80.3 million for the third quarter of 2013, down 5 percent from $84.3 million for the second quarter of 2013 and down 8 percent from $87.7 million for the third quarter of 2012. The decrease from the second quarter of 2013 was mostly due to lower legal and professional fees. The decrease in noninterest expense from the year-earlier quarter was due to lower OREO expense, lower legal and professional fees associated with covered assets, and lower legal settlement expense.

OREO expense was $5.2 million for the third quarter of 2013, up 18 percent from the second quarter of 2013 and down 41 percent from the year-earlier quarter. OREO expense was comprised mostly of expenses related to covered OREO. Of the qualified covered asset-related expenses, 80 percent is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income. The following table provides OREO expense for non-covered OREO and covered OREO:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Non-covered OREO expense
Valuation write-downs	$—	$732	$171	$1,881
Holding costs and foreclosure expense	33	228	491	653
Total non-covered OREO expense	$33	$960	$662	$2,534
Covered OREO expense
Valuation write-downs	$1,556	$4,267	$6,775	$16,325
Holding costs and foreclosure expense	3,607	3,522	7,394	9,525
Total covered OREO expense	$5,163	$7,789	$14,169	$25,850

Total OREO expense	$5,196	$8,749	$14,831	$28,384

Legal and professional fees were $10.4 million for the third quarter of 2013, down 12 percent from $11.8 million in the year-earlier quarter due to a reduction in covered asset related legal and professional expenses. Legal and professional fees were down 21 percent from $13.2 million in the second quarter of 2013 as a result of both lower covered asset-related expenses and a decrease in overall professional services fees. Legal and professional fees associated with covered loans and OREO declined to $1.0 million for the third quarter of 2013 from $2.5 million for the third quarter of 2012 and $1.7 million for the second quarter of 2013. Qualifying legal and professional fees for covered assets are reimbursable by the FDIC at 80 percent.

Net income attributable to noncontrolling interest, representing noncontrolling ownership interests in the net income of affiliates, was $0.6 million for the third quarter of 2013, compared to $0.5 million for the second quarter of 2013 and $0.4 million for the year-earlier quarter.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Noninterest income related to covered assets

FDIC loss sharing (expense) income, net
Gain (loss) on indemnification asset	$2,239	$21,426	$(247)	$49,987
Indemnification asset amortization	(4,417)	(4,258)	(14,062)	(12,416)
Net FDIC reimbursement for OREO and loan expenses	4,582	7,612	14,770	24,777
Removal of indemnification asset for loans paid-off or fully charged-off	(9,746)	(9,731)	(23,469)	(26,901)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(1,550)	(2,834)	(5,282)	(9,720)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(2,451)	(1,219)	(3,723)	(5,064)
Loan recoveries shared with FDIC	(9,423)	(8,631)	(18,499)	(22,344)
Increase in FDIC clawback liability	(226)	(698)	(1,309)	(1,812)
Total FDIC loss sharing (expense) income, net	(20,992)	1,667	(51,821)	(3,493)

Gain on disposal of assets
Net gain on sale of OREO	3,064	1,524	4,654	5,147

Other income
Net gain on transfers of covered loans to OREO	1,936	4,907	6,887	14,254
Amortization of fair value on acquired unfunded loan commitments	48	192	725	1,164
OREO income	731	428	2,013	1,948
Other	711	(632)	59	(2,514)
Total other income	3,426	4,895	9,684	14,852

Total noninterest income related to covered assets	$(14,502)	$8,086	$(37,483)	$16,506

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$1,556	$4,267	$6,775	$16,325
Holding costs and foreclosure expense	3,607	3,522	7,394	9,525
Total other real estate owned	5,163	7,789	14,169	25,850

Legal and professional fees	969	2,541	4,690	7,019

Other operating expense
Other covered asset expenses	12	29	42	69

Total noninterest expense related to covered assets (2)	$6,144	$10,359	$18,901	$32,938

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

Net FDIC loss sharing expense was $21.0 million for the third quarter of 2013 and $26.5 million in the second quarter of 2013. Net FDIC loss sharing income was $1.7 million in the year-earlier quarter. The higher expense as compared to the year-earlier quarter was primarily attributable to lower gains recognized on the FDIC indemnification asset from a revision of the Company’s projected cash flows forecast on its covered loans during the current quarter, as well as lower expected reimbursements from the FDIC due to decreases in covered OREO and loan expenses. The decrease in net FDIC loss sharing expense from the second quarter of 2013 was mostly due to second-quarter losses recognized on the FDIC indemnification asset from revisions of projected cash flows.

The Company recognized a net gain on sales of covered OREO of $3.1 million in the third quarter of 2013, compared to $0.6 million in the second quarter of 2013 and $1.5 million in the third quarter of 2012. Other income related to covered assets was $3.4 million in the current quarter and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, and OREO income. Total other income increased from $1.9 million in the second quarter of 2013 due to higher net gains on the transfer of covered loans to OREO and an increase in recoveries on FDIC acquisition-related loans that are not covered by the FDIC. Total other income decreased from $4.9 million in the year-earlier quarter primarily because of lower net gains on the transfers of covered loans to OREO, partially offset by an increase in recoveries on FDIC acquisition-related loans. Net gains on the transfer of covered loans to OREO were $1.9 million during the third quarter of 2013 compared to $1.4 million during the second quarter of 2013 and $4.9 million during the year-earlier quarter. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the three and nine months ending September 30, 2013.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $5.2 million for the third quarter of 2013, up from $4.1 million for the second quarter of 2013 and down from $7.8 million for the year-earlier quarter.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 19 to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $40.3 million for the third quarter of 2013 from $34.4 million for the third quarter of 2012. Net income for the nine months ended September 30, 2013 was $112.5 million, up from $93.7 million for the year-earlier period. The increase in net income from the prior-year periods was mostly due to higher interest income from loan growth. Net interest income increased to $194.7 million for the third quarter of 2013 from $184.6 million for the year-earlier quarter. Net interest income for the nine months ended September 30, 2013 increased to $563.7 million from $541.1 million for the same period in 2012. Average loans, excluding covered loans, increased to $15.99 billion, or by 18 percent, for the third quarter of 2013 from $13.53 billion for the year-earlier quarter. Average loans, excluding covered loans, increased to $15.38 billion, or by 18 percent, for the nine months ended September 30, 2013 from $12.99 billion for the year-earlier period. Average covered loans were $818.9 million for the third quarter of 2013 compared to $1.21 billion for the third quarter of 2012, and $905.4 million for the first nine months of 2013 compared to $1.33 billion for the same period in 2012. Average deposits increased by 12 percent to $23.82 billion for the third quarter of 2013 from $21.30 billion for the year-earlier quarter. Average deposits increased by 11 percent to $22.70 billion for the nine months ended September 30, 2013 from $20.47 billion for the same period in 2012. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

The segment recorded no provision for credit losses on loans and leases, excluding covered loans, for the three months and nine months ended September 30, 2013, compared to provisions of $2.0 million and $3.0 million for the same periods in 2012, respectively. Provision for losses on covered loans was $2.5 million and $0.5 million for the three months and nine months ended September 30, 2013, respectively, compared to provision expense of $18.1 million and $38.8 million for the same periods in 2012. Refer to “Results of Operations—Provision for Credit Losses” for further discussion of the provision.

Noninterest income for the third quarter of 2013 was $38.6 million, down 36 percent from $59.9 million for the prior-year quarter. Noninterest income for the nine months ended September 30, 2013 decreased 24 percent to $119.4 million compared to $156.9 million for the year-earlier period. Increases in fee income on deposit accounts and international services fees for the quarter and nine months ended September 30, 2013 were more than offset by higher FDIC loss sharing expense primarily attributable to lower gains recognized on the FDIC indemnification asset. Refer to “Results of Operations—Noninterest Income and Expense Related to Covered Assets” for further discussion. Noninterest expense, including depreciation and amortization, was $173.3 million for the third quarter of 2013, rising slightly from $173.2 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $522.7 million, or by 1 percent, for the second half of 2013 from $517.0 million for the same period in 2012.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation (“CNC”) of $5.0 million for the third quarter of 2013, a decrease from net income of $5.2 million for the year-earlier quarter. Net income attributable to CNC for the nine months ended September 30, 2013 was $14.8 million compared to $8.4 million for the year-earlier period. Noninterest income increased 6 percent to $57.5 million for the third quarter of 2013 from $54.4 million for the year-earlier quarter, and by 28 percent to $171.5 million for the nine months ended September 30, 2013 from $133.7 million for the year-earlier period. The increase from the year-earlier periods was due to higher wealth management fees from the Rochdale acquisition in July 2012, additional sales, and market appreciation. Refer to “Results of Operations—Noninterest Income—Wealth Management” for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $50.1 million for the third quarter of 2013, an increase of 6 percent from $47.4 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 22 percent to $149.6 million for the nine months of 2013 from $122.6 million in the year-earlier period. The increase in expense for the nine months of 2013 compared with the year-earlier period was primarily due to costs attributable to Rochdale, which was acquired in July 2012.

Other

Net income attributable to CNC for the Other segment decreased to $18.3 million for the third quarter of 2013 from $20.1 million for the third quarter of 2012. Net income attributable to CNC decreased to $47.6 million for the nine months ended September 30, 2013, from $58.7 million for the same period in 2012. The decrease from both prior year periods was due mostly to lower net interest income, with the year-over-year decrease being partially offset by higher noninterest income. Net interest income was $19.4 million and $53.8 million for the three and nine months ended September 30, 2013, respectively, down from $24.2 million and $83.6 million for the same periods in 2012. The Asset Liability Funding Center, which is included in the Other segment, is used for funds transfer pricing. The Funding Center charges the business line units for loans and pays them for generating deposits. In the third quarter of 2013, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower interest income in the Other segment.

Noninterest income (loss) increased to ($7.3) million for the current quarter from ($7.1) million for the year-earlier quarter. Noninterest income (loss) decreased to ($26.3) million for the nine months ended September 30, 2013 from ($32.9)

million for the year-earlier period. The change in noninterest income (loss) for the year-to-date period compared with the year-earlier period was due primarily to increased gains on sales of securities.

Income Taxes

The Company recognized income tax expense of $27.1 million during the third quarter of 2013, compared with tax expense of $25.4 million in the second quarter of 2013 and $29.1 million in the year-earlier quarter. The effective tax rate was 29.6 percent of pretax income for the third quarter of 2013, compared with 29.7 percent for the second quarter of 2013 and 32.6 percent for the year-earlier quarter. The lower tax rate during the third quarter of 2013, when compared to the year-earlier quarter, was attributable to tax refunds resulting from the closure of ordinary tax audits. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments. See Note 14 to the Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $29.06 billion at September 30, 2013, an increase of 11 percent from $26.25 billion at September 30, 2012 and 2 percent from $28.62 billion at December 31, 2012. Average assets for the third quarter of 2013 increased to $28.06 billion from $25.65 billion for the third quarter of 2012. Total average interest-earning assets for the third quarter of 2013 were $26.42 billion, up from $23.89 billion for the third quarter of 2012. The increase in assets from the year-earlier quarter largely reflects loan growth.

Securities

At September 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $6.90 billion, securities held-to-maturity at amortized cost of $1.65 billion and trading securities at fair value of $51.5 million. The Company had total securities of $10.72 billion at December 31, 2012, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. At September 30, 2012, the Company had total securities of $9.11 billion, consisting of securities available-for-sale at fair value of $7.87 billion, securities held-to-maturity at amortized cost of $1.17 billion and trading securities at fair value of $64.7 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	September 30, 2013		December 31, 2012		September 30, 2012
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$35,400	$35,425	$20,393	$20,397	$20,352	$20,355
Federal agency - Debt	1,007,019	1,002,447	2,344,374	2,349,202	1,542,162	1,547,300
Federal agency - MBS	192,345	197,173	653,428	693,032	612,713	657,935
CMOs - Federal agency	4,773,336	4,742,584	5,233,126	5,318,253	4,755,996	4,847,471
CMOs - Non-agency	44,484	43,312	62,975	61,513	66,431	64,489
State and municipal	466,633	475,786	437,266	454,474	406,127	425,169
Other debt securities	393,377	392,356	305,340	307,417	306,645	308,524
Total available-for-sale debt securities	6,912,594	6,889,083	9,056,902	9,204,288	7,710,426	7,871,243
Equity securities and mutual funds	337	6,047	336	1,701	336	821
Total available-for-sale securities	$6,912,931	$6,895,130	$9,057,238	$9,205,989	$7,710,762	$7,872,064

Securities held-to-maturity (1):
Federal agency - Debt	$140,020	$135,897	$97,183	$101,215	$96,389	$99,349
Federal agency - MBS	359,952	351,386	303,642	314,950	218,085	229,643
CMOs - Federal agency	849,600	835,009	745,980	774,571	660,196	689,026
State and municipal	299,948	285,782	251,598	255,863	199,491	204,703
Total held-to-maturity securities	$1,649,520	$1,608,074	$1,398,403	$1,446,599	$1,174,161	$1,222,721

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $6.90 billion available-for-sale portfolio was 2.9 years at September 30, 2013, up from 2.2 years at September 30, 2012 and 2.3 years at December 31, 2012. These increases from prior periods largely reflect higher long-term interest rates, which have slowed down mortgage prepayment expectations and increased the anticipated duration of mortgage-backed securities.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At September 30, 2013, the available-for-sale securities portfolio had a net unrealized loss of $17.8 million, consisting of $70.6 million of unrealized gains and $88.4 million of unrealized losses. At December 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $148.8 million, comprised of $163.3 million of unrealized gains and $14.5 million of unrealized losses. At September 30, 2012, the available-for-sale securities portfolio had a net unrealized gain of $161.3 million, comprised of $174.9 million of unrealized gains and $13.6 million of unrealized losses. The net unrealized loss at September 30, 2013 compared to net unrealized gains in prior quarters was due mostly to higher medium and long-term interest rates.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2013. The maturities of mortgage-backed securities are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$12,078	$23,347	$—	$—	$35,425
Federal agency - Debt	317,377	625,652	59,418	—	1,002,447
Federal agency - MBS	—	68,967	128,206	—	197,173
CMOs - Federal agency	128,236	3,706,036	908,312	—	4,742,584
CMOs - Non-agency	111	9,218	33,983	—	43,312
State and municipal	39,865	355,575	72,650	7,696	475,786
Other	12,726	292,812	86,818	—	392,356
Total debt securities available-for-sale	$510,393	$5,081,607	$1,289,387	$7,696	$6,889,083

Amortized cost	$507,840	$5,082,693	$1,314,292	$7,769	$6,912,594

Securities held-to-maturity:
Federal agency - Debt	$—	$7,000	$60,022	$72,998	$140,020
Federal agency - MBS	—	14,646	340,827	4,479	359,952
CMOs - Federal agency	—	181,723	667,877	—	849,600
State and municipal	659	8,749	142,020	148,520	299,948
Total debt securities held-to-maturity at amortized cost	$659	$212,118	$1,210,746	$225,997	$1,649,520

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio that have an unrealized loss to determine whether the decline in the fair value of these securities below their cost is other-than-temporary. Impairment of debt securities is considered other-than-temporary when it becomes probable that an investor will be unable to collect all amounts due according to the contractual terms of the security. Impairment of equity securities is considered other-than-temporary when it becomes doubtful that an investor will be able to recover the cost of an investment. The Company’s impairment assessment takes into consideration the following factors as applicable to the security being analyzed: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and whether the Company intends to sell the security and whether it is more likely than not it will be required to sell the security prior to recovery of its amortized cost basis. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security is written down to fair value which then becomes the new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

Through the impairment assessment process, the Company determined that one non-agency CMOs was other-than-temporarily impaired at September 30, 2013. The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million and $0.3 million for the three and nine months ended September 30, 2013, respectively. Impairment losses recognized in earnings during the three and nine months ended September 30, 2012 were $39 thousand and $0.2 million, respectively. No other-than-temporary impairment was recognized in AOCI on the impaired security at September 30, 2013. The Company recognized $1.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at September 30, 2012. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the same periods in 2013 and 2012.

Of the total securities available-for-sale in an unrealized loss position at September 30, 2013, approximately $3.66 billion of securities with unrealized losses of $79.7 million were in a continuous unrealized loss position for less than 12 months, and $166.6 million of securities with unrealized losses of $8.7 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs, federal agency debt securities and a collateralized debt obligation senior note. Unrealized losses on debt securities generally increased in the nine months ended September 30, 2013 compared to year-end 2012 due to higher market interest rates in the current period as compared to market interest rates at the time of purchase.

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

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012
Commercial	$7,126,158	$6,211,353	$5,554,521
Commercial real estate mortgages	3,077,183	2,739,284	2,436,218
Residential mortgages	4,418,231	3,962,205	3,897,690
Real estate construction	380,489	313,190	269,583
Home equity loans and lines of credit	681,879	711,750	718,966
Installment	152,107	142,793	137,632
Lease financing	730,086	737,720	710,041
Loans and leases, excluding covered loans	16,566,133	14,818,295	13,724,651
Less: Allowance for loan and lease losses	(295,947)	(277,888)	(268,440)
Loans and leases, excluding covered loans, net	16,270,186	14,540,407	13,456,211

Covered loans	780,072	1,031,004	1,144,337
Less: Allowance for loan losses	(25,882)	(44,781)	(44,978)
Covered loans, net	754,190	986,223	1,099,359

Total loans and leases	$17,346,205	$15,849,299	$14,868,988
Total loans and leases, net	$17,024,376	$15,526,630	$14,555,570

Total loans and leases were $17.35 billion, $15.85 billion and $14.87 billion at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Total loans, excluding covered loans, were $16.57 billion, $14.82 billion and $13.72 billion at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Total loans and leases, excluding covered loans, at September 30, 2013 increased 12 percent from December 31, 2012 and 21 percent from September 30, 2012. Commercial loans, including lease financing, were up 13 percent from year-end 2012 and 25 percent from the year-earlier quarter. Commercial real estate mortgage loans increased by 12 percent from year-end 2012 and 26 percent from the year-earlier quarter. Residential mortgages grew by 12 percent and 13 percent from the same periods, respectively. Real estate construction loans increased 21 percent from year-end 2012 and 41 percent from the third quarter of 2012.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $780.1 million at September 30, 2013, $1.03 billion as of December 31, 2012 and $1.14 billion as of September 30, 2012. Covered loans, net of allowance for loan losses, were $754.2 million as of September 30, 2013, $986.2 million as of December 31, 2012 and $1.10 billion as of September 30, 2012.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012
Commercial	$10,015	$10,561	$15,824
Commercial real estate mortgages	719,207	931,758	1,036,383
Residential mortgages	5,030	5,652	5,707
Real estate construction	41,625	78,554	81,524
Home equity loans and lines of credit	3,672	3,790	4,083
Installment	523	689	816
Covered loans	780,072	1,031,004	1,144,337
Less: Allowance for loan losses	(25,882)	(44,781)	(44,978)
Covered loans, net	$754,190	$986,223	$1,099,359

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at September 30, 2013 totaled $3.32 billion, or 13 percent of total loan commitments, compared to $2.98 billion or 14 percent at December 31, 2012 and $2.95 billion or 14 percent at September 30, 2012. Outstanding loan balances on purchased SNCs were $1.47 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at September 30, 2013, compared to $1.32 billion or 9 percent at December 31, 2012 and $1.31 billion or 10 percent at September 30, 2012.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2013, total loans for construction, land development and other land represented 17 percent of total risk-based capital; total CRE loans represented 133 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE decreased 11 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 77 percent of total loans outstanding and New York and Nevada represented 8 percent and 2 percent, respectively, as of September 30, 2013. The remaining 13 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. While California has experienced significant declines in real estate values and adverse effects of the recession, the California housing market has made improvements. The Company also has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (43 percent), Orange (6 percent), San Diego (3 percent), San Francisco (2 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (36 percent), San Diego (9 percent), Orange (9 percent), Alameda (4 percent) and Ventura (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (21 percent), San Diego (12 percent), Alameda (12 percent), Orange (11 percent) and Ventura (6 percent).

Within the Company’s covered loan portfolio at September 30, 2013, the five states with the largest concentration were California (36 percent), Texas (11 percent), Nevada (8 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 35 percent of total covered loans outstanding represented other states.

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

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and nine months ended September 30, 2013 and 2012. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012

Loans and leases outstanding, excluding covered loans	$16,566,133	$13,724,651	$16,566,133	$13,724,651
Average loans and leases outstanding, excluding covered loans	$16,039,753	$13,587,508	$15,432,239	$13,050,523
Allowance for loan and lease losses (1)
Balance, beginning of period	$289,914	$269,534	$277,888	$262,557
Loan charge-offs:
Commercial	(488)	(12,163)	(4,719)	(22,382)
Commercial real estate mortgages	(1,270)	(444)	(1,315)	(1,318)
Residential mortgages	—	(1,030)	(106)	(2,333)
Real estate construction	—	(310)	(100)	(9,769)
Home equity loans and lines of credit	(225)	(43)	(500)	(1,077)
Installment	(18)	(134)	(370)	(959)
Total charge-offs	(2,001)	(14,124)	(7,110)	(37,838)
Recoveries of loans previously charged-off:
Commercial	4,863	7,227	14,122	30,821
Commercial real estate mortgages	686	203	1,768	1,524
Residential mortgages	40	495	115	761
Real estate construction	2,945	3,415	8,393	8,139
Home equity loans and lines of credit	31	11	569	83
Installment	218	588	1,238	1,556
Total recoveries	8,783	11,939	26,205	42,884
Net recoveries	6,782	(2,185)	19,095	5,046
Provision for credit losses	—	2,000	—	3,000
Transfers to reserve for off-balance sheet credit commitments	(749)	(909)	(1,036)	(2,163)
Balance, end of period	$295,947	$268,440	$295,947	$268,440

Net recoveries (charge-offs) to average loans and leases, excluding covered loans (annualized)	0.17%	(0.06)%	0.17%	0.05%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.79%	1.96%	1.79%	1.96%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$25,124	$24,351	$24,837	$23,097
Transfers from allowance	749	909	1,036	2,163
Balance, end of period	$25,873	$25,260	$25,873	$25,260

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for September 30, 2013, December 31, 2012 and September 30, 2012 as shown in the table below:

	Allowance amount			Percentage of total allowance
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012	2013	2012	2012
Commercial and lease financing	$106,821	$104,731	$95,378	36%	38%	35%
Commercial real estate mortgages	49,926	48,901	48,176	17	17	18
Residential mortgages	13,114	10,558	13,282	4	4	5
Real estate construction	9,691	11,784	14,017	3	4	5
Home equity loans and lines of credit	8,298	7,283	7,671	3	3	3
Installment	1,872	1,858	1,914	1	1	1
Unallocated	106,225	92,773	88,002	36	33	33
Total	$295,947	$277,888	$268,440	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At September 30, 2013, the Company had total qualitative reserves of $106.2 million, of which $29.3 million, $49.9 million and $27.0 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

Nonaccrual loans, excluding covered loans, were $69.6 million at September 30, 2013, down from $99.8 million at December 31, 2012 and $103.5 million at September 30, 2012. Net loan recoveries were $6.8 million in the third quarter of 2013 and $19.1 million for the nine months ended September 30, 2013, compared to net loan charge-offs of $2.2 million and net loan recoveries of $5.0 million for the same periods in 2012. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement and net recoveries, the Company recorded no provision for loan and lease losses for the three months ending September 30, 2013. The Company recorded no provision in the second quarter of 2013 and a $2.0 million provision in the third quarter of 2012. Refer below for further discussion of nonaccrual loans.

The allowance for loan and lease losses, excluding covered loans, was $295.9 million as of September 30, 2013, compared with $277.9 million as of December 31, 2012 and $268.4 million as of September 30, 2012. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.79 percent at September 30, 2013, compared to 1.88 percent at December 31, 2012 and 1.96 percent at September 30, 2012. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 334.38 percent, 230.01 percent and 205.62 percent at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of period	$24,414	$43,147	$44,781	$64,565
Provision for losses	2,496	18,089	461	38,848
Reduction in allowance due to loan removals	(1,028)	(16,258)	(19,360)	(58,435)
Balance, end of period	$25,882	$44,978	$25,882	$44,978

The allowance for losses on covered loans was $25.9 million as of September 30, 2013, compared to $44.8 million at December 31, 2012 and $45.0 million at September 30, 2012. The Company recorded provision expense of $2.5 million and $0.5 million on covered loans during the three and nine months ended September 30, 2013, respectively. Provision expense was $18.1 million and $38.8 million for the three and nine months ended September 30, 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or a reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At September 30, 2013, impaired loans included $6.1 million of loans previously reported as impaired that are less than $1 million.

The following table presents information on impaired loans as of September 30, 2013, December 31, 2012 and September 30, 2012. Loan and lease balances reflect the recorded investment as of the reporting date.

	September 30, 2013		December 31, 2012		September 30, 2012
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$14,581	$1,178	$19,081	$2,403	$36,460	$4,831
Impaired loans with no related allowance	95,999	—	119,511	—	129,357	—
Total impaired loans, excluding covered loans	$110,580		$138,592		$165,817

Total impaired loans by loan type:
Commercial	$32,727	$344	$26,277	$952	$34,731	$1,167
Commercial real estate mortgages	38,546	602	53,085	1,326	58,217	1,874
Residential mortgages	6,767	232	8,810	9	11,342	185
Real estate construction	30,190	—	45,510	—	56,582	1,467
Home equity loans and lines of credit	2,350	—	4,461	116	4,496	138
Installment	—	—	449	—	449	—
Total impaired loans, excluding covered loans	$110,580	$1,178	$138,592	$2,403	$165,817	$4,831

(1)  Impaired loans include $52.5 million, $48.8 million and $70.8 million of restructured loans that are on accrual status at September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

The recorded investment in impaired loans, excluding covered loans, was $110.6 million at September 30, 2013, $138.6 million at December 31, 2012 and $165.8 million at September 30, 2012. There were no impaired covered loans at September 30, 2013, December 31, 2012 or September 30, 2012.

Troubled Debt Restructured Loans

At September 30, 2013, troubled debt restructured loans were $69.3 million, before specific reserves of $0.9 million. Troubled debt restructured loans were $94.9 million, before specific reserves of $1.7 million, at December 31, 2012 and $113.8 million, before specific reserves of $1.3 million, at September 30, 2012. Troubled debt restructured loans included $37.0 million, $48.8 million and $70.8 million of restructured loans on accrual status at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. At September 30, 2013, commitments to lend additional funds on restructured loans totaled $1.3 million.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $88.5 million, or 0.53 percent of total loans and OREO, excluding covered assets, at September 30, 2013, compared with $120.8 million, or 0.81 percent, at December 31, 2012, and $130.5 million, or 0.95 percent, at September 30, 2012. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $29.8 million at September 30, 2013, $58.3 million at December 31, 2012 and $83.6 million at September 30, 2012.

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Past due loans, excluding covered loans
30-89 days past due	$15,570	$40,086	$19,544
90 days or more past due on accrual status:
Commercial	3	602	35
Residential mortgages	379	379	379
Lease financing	1	—	19
Total 90 days or more past due on accrual status	$383	$981	$433

Past due covered loans
30-89 days past due	$6,402	$43,437	$15,603
90 days or more past due on accrual status	63,071	112,396	140,041

The following table presents information on nonaccrual loans and OREO as of September 30, 2013, December 31, 2012 and September 30, 2012:

	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$10,073	$9,087	$18,728
Commercial real estate mortgages	19,020	33,198	36,580
Residential mortgages	9,674	9,603	11,680
Real estate construction	25,471	40,882	28,963
Home equity loans and lines of credit	5,289	6,424	6,946
Installment	21	473	477
Lease financing	54	120	120
Total nonaccrual loans, excluding covered loans	69,602	99,787	103,494
OREO, excluding covered OREO	18,905	21,027	27,055
Total nonperforming assets, excluding covered assets	$88,507	$120,814	$130,549

Nonperforming covered assets
OREO	$29,818	$58,276	$83,618

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.42%	0.67%	0.75%
Nonperforming assets as a percentage of total loans and OREO	0.53	0.81	0.95
Allowance for loan and lease losses to nonaccrual loans	425.20	278.48	259.38
Allowance for loan and lease losses to total nonperforming assets	334.38	230.01	205.62
Allowance for loan and lease losses to total loans and leases	1.79	1.88	1.96

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

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three and nine months ended September 30, 2013 and 2012:

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2013	2012	2013	2012
Balance, beginning of the period	$76,673	$99,078	$99,787	$112,448
Loans placed on nonaccrual	3,942	28,349	29,869	65,689
(Charge-offs) recoveries	(1,003)	(1,710)	4,962	(22,625)
Loans returned to accrual status	(3,649)	(8,143)	(15,106)	(8,586)
Repayments (including interest applied to principal).	(6,361)	(12,173)	(49,276)	(31,876)
Transfers to OREO	—	(1,907)	(634)	(11,556)
Balance, end of the period	$69,602	$103,494	$69,602	$103,494

In addition to loans disclosed above as past due or nonaccrual, management has also identified $38.2 million of credit facilities to 22 borrowers as of October 28, 2013, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2013, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended June 30, 2013, the Company reported that management had identified $20.9 million of loans to 13 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and nine months ended September 30, 2013 and 2012:

	For the three months ended September 30, 2013			For the three months ended September 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$19,676	$41,801	$61,477	$34,667	$82,834	$117,501
Additions	—	4,008	4,008	1,485	14,989	16,474
Sales	(771)	(14,435)	(15,206)	(8,364)	(9,938)	(18,302)
Valuation adjustments	—	(1,556)	(1,556)	(733)	(4,267)	(5,000)
Balance, end of period	$18,905	$29,818	$48,723	$27,055	$83,618	$110,673

	For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	723	17,914	18,637	14,177	44,025	58,202
Sales	(2,552)	(39,597)	(42,149)	(12,781)	(42,632)	(55,413)
Valuation adjustments	(293)	(6,775)	(7,068)	(5,131)	(16,325)	(21,456)
Balance, end of period	$18,905	$29,818	$48,723	$27,055	$83,618	$110,673

OREO was $48.7 million at September 30, 2013, $79.3 million at December 31, 2012 and $110.7 million at September 30, 2012, respectively. The OREO balance at September 30, 2013 includes covered OREO of $29.8 million compared with $58.3 million at December 31, 2012 and $83.6 million at September 30, 2012. The balance of OREO at September 30, 2013, December 31, 2012 and June 30, 2012 is net of valuation allowances of $20.0 million, $33.6 million and $36.9 million, respectively.

The Company recognized $3.1 million in total net gain on the sale of OREO in the third quarter of 2013, compared with $0.8 million in the second quarter of 2013 and $3.1 million in the year-earlier quarter. Net gain on the sale of OREO in the third quarter of 2013 included $3.1 million of net gain related to the sale of covered OREO, compared to $0.6 million in the second quarter of 2013 and $1.5 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands)	2013	2012	2012
Accrued interest receivable	$68,251	$70,359	$67,295
Deferred compensation fund assets	73,784	62,993	61,631
Stock in government agencies	71,840	90,039	96,140
Private equity and alternative investments	36,270	36,091	36,492
Bank-owned life insurance	84,920	82,935	82,231
Derivative assets	44,634	67,496	70,878
Income tax receivable	—	59,578	17,483
Prepaid FDIC assessment	—	20,857	24,976
FDIC (payable) receivable	(1,574)	9,485	14,287
Equipment on operating leases, net	30,742	24,763	21,038
Other	100,164	76,564	92,261
Total other assets	$509,031	$601,160	$584,712

Deposits

Deposits totaled $25.24 billion, $23.50 billion and $22.51 billion at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Average deposits totaled $24.30 billion for the third quarter of 2013, an increase of 4 percent from $23.39 billion for the fourth quarter of 2012 and an increase of 11 percent from $21.94 billion for the third quarter of 2012. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $23.72 billion, $22.78 billion and $21.21 billion for the quarters ended September 30, 2013, December 31, 2012 and September 30, 2012, respectively, and represented 98 percent, 97 percent and 97 percent of total deposits for each respective period. Average noninterest-bearing deposits in the third quarter of 2013 increased 2 percent from the fourth quarter of 2012 and 14 percent from the year-earlier quarter.

Treasury Services deposit balances, which consists primarily of title, escrow, community association and property management deposits, averaged $2.63 billion in the third quarter of 2013, compared with $2.43 billion in the fourth quarter of 2012 and $2.29 billion for the third quarter of 2012. The growth in Treasury Services deposits was due primarily to an increase in residential refinance activity, as well as existing home sales.

Borrowed Funds

Total borrowed funds were $721.9 million, $2.13 billion and $917.8 million at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Total average borrowed funds were $714.5 million, $931.7 million and $946.6 million for the quarters ended September 30, 2013, December 31, 2012 and September 30, 2012, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less. Short-term borrowings were $2.6 million as of September 30, 2013 compared to $1.42 billion as of December 31, 2012 and $211.7 million as of September 30, 2012. Short-term borrowings at September 30, 2013 consist of the current portion of nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $719.3 million, $706.1 million and $706.0 million as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The Company’s long-term borrowings have maturity dates ranging from October 2014 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $7.43 billion at September 30, 2013, $6.48 billion at December 31, 2012 and $6.37 billion at September 30, 2012.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $721.8 million in letters of credit at September 30, 2013, of which $623.0 million relate to standby letters of credit and $98.8 million relate to commercial letters of credit. The Company had $765.0 million outstanding in letters of credit at December 31, 2012, of which $659.2 million relate to standby letters of credit and $105.8 million relate to commercial letters of credit.

As of September 30, 2013, the Company had private equity fund and alternative investment fund commitments of $70.9 million, of which $62.0 million was funded. As of December 31, 2012 and September 30, 2012, the Company had private equity and alternative investment fund commitments of $68.9 million, of which $61.3 million and $59.8 million was funded, respectively.

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

At September 30, 2013, $6.99 billion, or approximately 24 percent, of the Company’s total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At September 30, 2013, $104.1 million of the Company’s total liabilities were recorded at fair value on a recurring basis using mostly Level 2 or Level 3 inputs.

At September 30, 2013, $20.0 million of the Company’s total assets were recorded at fair value on a nonrecurring basis. These assets were measured using Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at September 30, 2013.

Capital

The ratio of period-end equity to period-end assets was 8.91 percent, 8.75 percent and 8.88 percent as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Period-end common shareholders’ equity to period-end assets was 8.32 percent, 8.16 percent and 8.88 percent for the same periods, respectively.

The following table presents the regulatory standards for well capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2013, December 31, 2012 and September 30, 2012:

	Regulatory Well-Capitalized Standards	September 30, 2013	December 31, 2012	September 30, 2012
City National Corporation
Tier 1 leverage	—	7.07%	6.60%	6.29%
Tier 1 risk-based capital	6.00%	9.69	9.41	9.15
Total risk-based capital	10.00	12.67	12.52	12.42
Tangible common equity to tangible assets (1)	—	6.11	5.89	6.41
Tier 1 common equity to risk-based assets (2)	—	8.82	8.47	9.12

City National Bank
Tier 1 leverage	5.00%	7.22%	6.92%	7.33%
Tier 1 risk-based capital	6.00	9.92	9.88	10.67
Total risk-based capital	10.00	12.85	12.93	13.87

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

(in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Common equity	$2,417,968	$2,335,398	$2,330,324
Less: Goodwill and other intangible assets	(684,965)	(690,761)	(691,765)
Tangible common equity (A)	$1,733,003	$1,644,637	$1,638,559

Total assets	$29,059,404	$28,618,492	$26,251,528
Less: Goodwill and other intangible assets	(684,965)	(690,761)	(691,765)
Tangible assets (B)	$28,374,439	$27,927,731	$25,559,763

Tangible common equity to tangible assets (A)/(B)	6.11%	5.89%	6.41%

Tier 1 capital	$1,936,191	$1,753,312	$1,570,778
Less: Preferred stock	(169,920)	(169,920)	—
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,761,116	$1,578,237	$1,565,623

Risk-weighted assets (D)	$19,977,106	$18,627,165	$17,174,382

Tier 1 common equity to risk-based assets (C)/(D)	8.82%	8.47%	9.12%

In July 2013, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System adopted a final rule that revises its risk-based and leverage capital requirements (referred to as the Basel III rule). A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. For banking organizations not subject to the advanced approaches rule, compliance with the standardized approach for determining risk-weighted assets and compliance with the transition period for the revised minimum regulatory capital ratios will begin on January 1, 2015. The transition period for the capital conservation buffer will begin on January 1, 2016 and the fully implemented regulatory capital ratios will be effective on January 1, 2019. Important elements of the Basel III rule include the following:

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with total shareholders’ equity, provided 94 percent and 91 percent of funding for average total assets in the third quarter and first nine months of 2013, respectively, and 92 percent for the year-earlier periods. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $2.2 million and $687.3 million for the three and nine months ended September 30, 2013, respectively, and $24.7 million and $64.7 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $712.4 million and $743.2 million for the three and nine months ended September 30, 2013, respectively, compared with $921.9 million and $805.7 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold and reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $858.9 million and $565.0 million for the third quarter and first nine months of 2013, respectively, compared with $329.7 million and $303.1 million in the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $4.91 billion as of September 30, 2013 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $6.96 billion and $7.55 billion for the quarter and nine months ended September 30, 2013, respectively. The portfolio of securities available-for-sale averaged $7.45 billion and $7.08 billion for the quarter and nine months ended September 30, 2012, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.31 billion at September 30, 2013. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2013, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans which are in a runoff mode, increase 10 percent per year compared to the base case. Similarly, deposits decline 7.5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2013, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At September 30, 2013, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 10.9 percent in year one and a 37.4 percent increase in year two, over the base case. This compares to an increase in projected net interest income of 8.6 percent in year one and a 31.4 percent increase in year two, over the base case, at September 30, 2012. Prior year percentages have been restated to conform with current methodology. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.6 percent in year one and 38.1 percent increase in year two, over the base case. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of September 30, 2013. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,363	$4,253	$6,616	$47	$1,193	$7,856
Commercial real estate mortgages	270	1,618	1,888	58	1,131	3,077
Residential mortgages	—	—	—	2,954	1,464	4,418
Real estate construction	164	188	352	—	29	381
Home equity loans and lines of credit	670	—	670	2	10	682
Installment	85	—	85	—	67	152
Covered loans	40	99	139	511	130	780
Total loans and leases	$3,592	$6,158	$9,750	$3,572	$4,024	$17,346

Percentage of portfolio	21%	35%	56%	21%	23%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At September 30, 2013, $9.75 billion (56 percent) of the Company’s loan portfolio was floating rate, of which $7.79 billion (80 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.41 billion (14 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $57.0 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2013:

	Loans with No
	Floor and
	Current Rate	Interest Rate Increase Needed for Loans
	Greater than	Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,410	$807	$367	$9	$3,593
LIBOR	5,380	607	122	48	6,157
Total floating rate loans	$7,790	$1,414	$489	$57	$9,750

% of total floating rate loans	80%	14%	5%	1%	100%

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

As of September 30, 2013, an instantaneous 200 basis point increase in interest rates results in a 4.6 percent decline in EVE. This compares to a 0.8 percent decline in EVE a year-earlier. The decrease is due to steepening of the yield curve. Measurement of a 200 basis point decrease in rates as of September 30, 2013 and September 30, 2012 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. All derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The table below provides the notional amount and fair values of the Company’s interest-rate swaps designated as hedging instruments at December 31, 2012 and September 30, 2012. The Company had no interest rate swap hedge instruments at September 30, 2013.

	September 30, 2013			December 31, 2012			September 30, 2012
(in millions) (1)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)	Notional Amount	Fair Value	Duration (Years)
Fair Value Hedge Interest Rate Swap
Long-term and subordinated debt	$—	$—	—	$205.5	$2.2	—	$205.5	$4.2	0.3

(1)         Net fair value is the estimated net gain (loss) to settle derivative contracts. The net fair value is the sum of the mark-to-market asset net of cash collateral received, mark-to-market liability (if applicable), and net interest receivable or payable.

The interest rate swap hedge instruments at December 31, 2012 and September 30, 2012 were designated as fair value hedges of long-term debt, and matured on the same date as the Company’s senior notes in February 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2013. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2013 and 2012, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.08 billion and $2.18 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $0.6 million, $1.6 million and $2.3 million of credit risk exposure at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at September 30, 2013. At September 30, 2012, collateral valued at $2.0 million in the form of securities had been received from swap counterparties. The Company delivered collateral valued at $24.4 million on swap agreements at September 30, 2013 and $50.8 million at September 30, 2012.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At September 30, 2013, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $508.4 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $4.3 million and $3.7 million at September 30, 2013, respectively.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 9.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 12, 2013	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)