Form 10-K
period 2013-12-31
CITY NATIONAL CORP
filed 2014-03-03
CIK 201461

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10521

CITY NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	95-2568550 (I.R.S. Employer Identification No.)
City National Plaza 555 South Flower Street, Los Angeles, California, 90071 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code (213) 673-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 5.50% Non-Cumulative Perpetual Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, each representing a 1/40th interest in a share of 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock Series D	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 28, 2013, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $2,924,914,275 based on the June 28, 2013 closing sale price of Common Stock of $63.37 per share as reported on the New York Stock Exchange.

          As of January 31, 2014, there were 54,681,723 shares of Common Stock outstanding (including unvested restricted shares).

Documents Incorporated by Reference

          The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2014 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

Overview

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investment and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operates through 77 offices, including 16 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2013, the Company had five consolidated asset management affiliates in which it held a majority ownership interest. The Company also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. At December 31, 2013, the Company had consolidated total assets of $29.72 billion, total loan balances of $17.89 billion, total deposits of $25.68 billion, and assets under management or administration of $64.69 billion. The Company provides comprehensive financial solutions to affluent individuals, entrepreneurs, professionals, their businesses and their families. The Company provides a premier banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and complete financial solutions. At December 31, 2013, the Company had 3,566 full-time equivalent employees.

        Additional information regarding our business and our subsidiaries, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Business Combinations, of the Notes to Consolidated Financial Statements, elsewhere in this report, and is incorporated herein by reference.

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

Business Segments

        The Company has three reportable segments, Commercial and Private Banking, Wealth Management and Other. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit. All investment advisory affiliates and the Bank's wealth management services are included in the Wealth Management segment. All other subsidiaries, the unallocated portion of corporate departments and inter-segment eliminations are included in the Other segment. Information about the Company's segments is provided in Note 23 of the Notes to Consolidated Financial Statements as well as in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this report.

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

        The Company also advises and makes available mutual funds under the name of City National Rochdale Funds. The Bank's wealth management division and the Corporation's asset management subsidiaries provide both proprietary and nonproprietary products to offer a full spectrum of asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments, such as hedge funds. Investment services are provided to institutional as well as individual clients.

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

Economic Conditions and Government Policies

        The Company's business, earnings and profitability are highly sensitive to general economic, political and industry conditions. These conditions include the yield curve, inflation, available money supply, the value of the United States dollar as compared to foreign currencies, fluctuations in both debt and equity markets, energy and commodity prices and the strength of the United States economy and the local economies in which we conduct business. While the United States is showing signs of recovery from the recent economic crisis, the pace of recovery is slow and national unemployment levels remain elevated. The resulting economic pressure on consumers and uncertainty regarding continuing economic improvement may result in further changes in consumer spending, borrowing and savings habits which could adversely affect our business, financial condition and results of operations. In addition, the level of United States debt may have a destabilizing effect on financial markets. Despite improved financial market conditions, Europe, Asia and other global economies continue to face economic stresses, including significant debt levels, that could impact the capital markets generally, including the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies. A political, economic or financial disruption in the United States or other countries or regions could adversely impact our business by increasing volatility in financial markets generally.

        Our financial performance is highly dependent on the business environment in the States of California and New York, as well as on the economic conditions in the United States generally. The economic conditions in these markets can impact the demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans. Our business can be negatively affected by changes in the financial performance and/or condition of our borrowers, including through decreased loan utilization rates, increased delinquencies and defaults and changes to our customers' ability to meet certain credit obligations. While real estate values have improved, declines in real estate and housing values could have a negative impact on the value of collateral securing loans and could lead to delinquencies and credit quality issues in our residential mortgage and home-equity loan portfolios which could have a negative effect on our results of operations. In addition, negative economic conditions coupled with elevated unemployment and reduced consumer spending could result in higher credit losses in our commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

        In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the Company's control, such as inflation, recession, and unemployment. The Company's business and earnings are further affected by the monetary and fiscal policies of the federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are its open-market operations in United States government securities, including adjusting the required level of reserves for depository institutions subject to its reserve requirements, and varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. Changes in the policies of the Federal Reserve may have an effect on the Company's business, results of operations and financial condition. For a further discussion of risks related to the Company's business, see Item 1A, Risk Factors, included elsewhere in this report.

Supervision and Regulation

General

        The Corporation, the Bank and the Corporation's non-banking subsidiaries are subject to extensive regulation under both federal and state law. These regulations are intended primarily for the protection of depositors, borrowers, consumers, the deposit insurance fund, and the banking system as a whole. Set forth below is a summary description of the significant laws and regulations applicable to the Corporation and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

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

        The Bank, as a national banking association, is subject to broad federal regulation and oversight extending to all of its operations by the Office of the Comptroller of the Currency ("OCC"), its prudential regulator, the Consumer Financial Protection Bureau ("CFPB"), its primary regulator for consumer compliance regulations, and the Federal Depository Insurance Corporation ("FDIC").

        The Corporation's non-bank subsidiaries are also subject to regulation by the Federal Reserve and other federal and state agencies, including for those non-bank subsidiaries that are investment advisors, by the SEC under the Investment Advisors Act of 1940. The Company's registered broker-dealers are regulated by the SEC, the Financial Industry Regulatory Authority ("FINRA"), the Commodities Futures Trading Commission ("CFTC") and various state securities regulators.

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

        Currently, if a bank holding company seeks to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies, (i) all of its depository institution subsidiaries must be "well capitalized" and "well managed" and (ii) it must file a declaration with the Federal Reserve that it elects to be a financial holding company. A depository institution subsidiary is considered to be "well capitalized" if it satisfies the requirements for this status discussed in the section captioned "Capital Adequacy and Prompt Corrective Action," included elsewhere in this item. A depository institution subsidiary is considered "well managed" if it received a composite rating and management rating of 1 or 2 (on a scale of 5, with 1 being the highest rating) in its most recent regulatory examination. In addition, the subsidiary depository institution must have received a rating of at least "satisfactory" in its most recent examination under the CRA. See "Community Reinvestment Act" included elsewhere in this item. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), bank holding companies, as well as their depository institution subsidiaries, are also required to be "well capitalized" and "well managed" in order to engage in the broader range of activities that are permitted under the BHC Act for financial holding companies.

        Financial holding companies or any depository institution controlled by a financial holding company that do not continue to meet the applicable capital or management standards, may be subject to corrective capital or managerial standards, may be prohibited from undertaking new activities or acquisitions that are financial in nature, or may lose the ability to continue those activities that are permissible for financial holding companies. In addition, failure to satisfy conditions prescribed by the Federal Reserve to comply with any such requirements could result in orders to divest banking subsidiaries or to cease engaging in activities other than those closely related to banking under the BHC Act.

        The BHC Act, the Federal Bank Merger Act, and other federal and state statutes regulate acquisitions of commercial banks. The BHC Act requires the prior approval of the Federal Reserve for the direct or indirect acquisition of control of a commercial bank or its parent holding company, whether by (i) the acquisition of 25 percent or more of any class of voting securities; (ii) controlling the election of a majority of the directors; or (iii) the exercise of a controlling influence over the management or policies of the banking organization, which can include the acquisition of as little as 5 percent of any class of voting securities together with other factors. Under the Federal Bank Merger Act, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In reviewing applications seeking approval of merger and acquisition transactions, the bank regulatory authorities will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant's performance record under the CRA, fair housing laws and the effectiveness of the subject organizations in combating money laundering activities. Under the Dodd-Frank Act, bank regulatory authorities also review the potential risks of the transaction to the stability of the United States banking system or financial system.

Source of Strength Doctrine

        Federal Reserve policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and does not permit a bank holding company to conduct its operations in an unsafe or unsound manner. Under this "source of strength doctrine," a bank holding company is expected to stand ready to use its available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and to maintain resources and the capacity to raise capital that it can commit to its subsidiary banks. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment of deposits and to certain other indebtedness of such subsidiary banks. The BHC Act provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment. In addition, under the National Bank Act, if the capital stock of the Bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Corporation. If the assessment is not paid within three months, the OCC could order a sale of the Bank stock held by the Corporation to satisfy the deficiency. Furthermore, the Federal Reserve has the right to order a bank holding company to terminate any activity that the Federal Reserve believes is a serious risk to the financial safety, soundness or stability of any subsidiary bank. The Dodd-Frank Act further codifies the "source of strength doctrine."

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

The Dodd-Frank Act

        The Dodd-Frank Act, which was signed into law on July 21, 2010, has had, and will continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The Dodd-Frank Act requires the U.S. Department of the Treasury, the Financial Stability Oversight Council ("FSOC"), the SEC, the CFTC, the Federal Reserve, the OCC, the CFPB and the FDIC to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These federal agencies have engaged in significant rulemaking but a substantial amount of rulemaking remains to be completed. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        The Dodd-Frank Act significantly restructures the financial services regulatory scheme, including through the expansion of the scope of oversight responsibility of certain federal agencies and through the creation of new oversight bodies. For example, the Dodd-Frank Act established the CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions and non-bank financial institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices." The CFPB has examination and enforcement authority over all banking and non-banking financial organizations with more than $10 billion in assets. The Dodd-Frank Act also created the FSOC which is charged with identifying risks to financial stability that could arise from the material financial distress or failure, or ongoing activities, of nonbank financial companies and which could recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce state and federal consumer protection laws.

        Other changes resulting from the Dodd-Frank Act include:

  •
  Capital Planning and Stress Testing.  In July 2013, the United States banking regulators approved final rules implementing the regulatory capital changes and other related requirements under Basel III and the Dodd-Frank Act. The rule will replace the previous regulatory model established under Basel I and will be phased-in over several years with the final increased capital components required to be fully implemented by January 1, 2019. See "Capital Adequacy and Prompt Corrective Action" below for further discussion.

  •
  The Volcker Rule.  In December 2013, the SEC, Federal Reserve, OCC, FDIC and CFTC adopted final rules prohibiting banking entities from engaging in short term "proprietary trading" of securities, derivatives, commodity futures and options on these instruments for their own account and from owning, sponsoring or having certain relationships with hedge funds or private equity funds referred to as "covered funds" (the "Volcker Rule"). The Volcker Rule provides various exemptions for certain activities, including underwriting, market making, trading, risk mitigation hedging, and for organizing, sponsoring and offering a hedge fund or private equity fund, among other exemptions.

  •
  Qualified Mortgages and Ability-To-Repay.  Effective in 2014, lenders are required to comply with mortgage reform provisions prohibiting the origination of any residential mortgages that do not meet rigorous Qualified Mortgage standards or Ability-to-Repay standards. Generally, Qualified Mortgages are regularly amortizing residential mortgage loans which are underwritten and documented subject to CFPB standards that carry no more than a prescribed number of points and fees, and a maximum 43% total debt to income ratio. Ability-to-Repay loans are subject to less restrictive underwriting and documentation standards but must strongly demonstrate and document the borrower's verified ability to repay according to the underwriting standards set out in the rule.

  •
  Unfair, Deceptive or Abusive Act and Practices ("UDAAP").  UDAAP is considered one of the most far reaching new enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers.

  •
  FDIC Deposit Insurance Fund Assessments.  The Dodd-Frank Act expands the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009 and increases the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%. These provisions increase the costs associated with deposits and place limitations on certain revenues those deposits may generate.

  •
  Debit Interchange Fees and Interest on Demand Deposits.  The Dodd-Frank Act also provides for amendments to the Electronic Fund Transfer Act ("EFTA") which have resulted in rules limiting debit-card interchange fees and stringent requirements regarding remittance transfers to locations outside the United States. The Dodd-Frank Act also repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Changes regarding remittance transfers to locations outside the United States may increase the costs associated with these services and discourage the provision of these services.

  •
  Derivatives.  The Dodd-Frank Act provides for significantly increased regulation of and restrictions on over-the-counter derivative markets and transactions. In particular, the Dodd-Frank Act imposes requirements on insured depository institutions relating to real-time public and regulatory reporting of swaps, customer eligibility requirements, mandated clearing through central counterparties, and the execution of trades of certain swaps through regulated exchanges or electronic facilities.

  •
  Broker Fiduciary Duties.  The Dodd-Frank Act establishes fiduciary duties for broker-dealers when providing investment advice to retail customers, which standard would be no less stringent than the standard currently applied to investment advisors.

        The Dodd-Frank Act impacts, among other things, the way financial services companies do business, the cost of doing business and capital standards applicable to financial services companies. The increased regulatory burden on the financial services industry, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot yet be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial services industry more generally.

Anti-Money Laundering and OFAC Regulation

        A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money and to file suspicious activity reports. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, performing comprehensive risk assessments, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive independent audit of BSA compliance activities. The USA PATRIOT Act of 2001 ("Patriot Act") significantly expanded the anti-money laundering ("AML") and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including "Know Your Customer" and "Enhanced Due Diligence" practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and additional guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by Treasury's Office of Foreign Assets Control ("OFAC"), these are typically known as the "OFAC" rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "United States persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

        Failure of a financial institution to maintain and implement adequate BSA, AML and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution and result in material fines and sanctions.

Fair Lending Laws

        The enforcement of Fair Lending laws has been an increasing area of focus for regulators, including the OCC and CFPB. Fair Lending laws related to extensions of credit are included in The Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968 which prohibit discrimination in residential real estate and credit transactions based on race, color, national origin, sex, marital status, familial status, religion, age, physical ability, the fact that all or part of the applicant's income derives from a public assistance program or the fact that the applicant has exercised any right under the Consumer Credit Protection Act. The Servicemembers Civil Relief Act is also now considered a Fair lending law. Under the Fair Lending laws, lenders can also be liable for policies which have a disparate impact on, or result in disparate treatment of, a protected class of applicants or borrowers. Lenders are required to have a Fair Lending program that is of sufficient scope to monitor the inherent Fair Lending risk of the institution and that appropriately remediates any issues which are identified. Generally, regulatory agencies are required to refer fair lending violations to the Department of Justice for investigation. In December 2012, The Department of Justice and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. Failure of a financial institution to maintain and implement an adequate Fair Lending program, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

        Federal law also provides that extensions of credit and other transactions between the Bank and the Corporation or one of its non-bank subsidiaries must be on terms and conditions, including credit standards, that are substantially the same or no more favorable to the Bank as those prevailing at the time for comparable transactions involving other non-affiliated companies, or, in the absence of comparable transactions, on terms and conditions, including credit standards, that in good faith would be offered to, or would apply to, non-affiliated companies. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Capital Adequacy and Prompt Corrective Action

        In December 2010, the Basel Committee on Banking Supervision ("BCBS") published the final version of the Capital Accord commonly referred to as Basel III. In 2013, the United States banking regulators approved final rules implementing the regulatory capital and other related requirements under Basel III and the Dodd-Frank Act. The United States implementation of the Basel III final rule represents the most comprehensive overhaul of United States bank capital standards since the United States adoption of Basel I in 1989. The key goal of the final rule is to strengthen the capital resources of banking organizations during both normal and challenging business environments. The rule will replace the previous regulatory model established under Basel I and will be phased-in over several years with the final increased capital components required to be fully implemented by January 1, 2019. Important elements of the final rules include the following:

  •
  Increased minimum capital requirements;

  •
  Higher quality of capital so banks are better able to absorb losses;

  •
  A leverage ratio concept for international banks and United States bank holding companies;

  •
  Specific capital conservation buffers; and

  •
  A more uniform supervisory standard for U.S financial institution regulatory agencies.

        Under the final rules the key measures of capital adequacy were modified and now include requirements relating to Common Equity Tier 1 ("CET1"), Tier 1 Risk-Based Capital, Total Risk-Based Capital, and Tier 1 Leverage. The new Risk-Based Capital ("RBC") rules revised the "well capitalized" and "adequately capitalized" thresholds under the regulatory Prompt Corrective Action ("PCA") capital ratio requirements. The new rule also introduced CET1 as a PCA category. Each federal banking regulatory agency has adopted risk-based capital regulations under which a banking organization's capital is compared to the risk associated with its operations for both transactions reported on the balance sheet as assets as well as transactions that are off-balance sheet items, such as letters of credit and recourse arrangements. Under the capital regulations, the nominal dollar amounts of assets and the balance sheet equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from zero percent for asset categories with low credit risk, such as cash and certain Treasury securities, to 1,250 percent for asset categories with relatively high credit risk, such as certain unsettled securitization transactions. In total, these balances comprise the company's risk-weighted assets ("RWA") which are the basis for computing regulatory capital ratios. Accordingly, required capital is commensurate with each individual company's risk profile and complexity and risk weighting will vary given the specific company's operations. Bank holding companies and national banks such as the Corporation and the Bank are required to maintain the following minimum risk-based capital ratios to be considered "adequately capitalized":

Capital Measure	Current Requirement	1/1/2015
CET 1	None	4.5%
Tier 1 RBC	4.0%	6.0%
Total RBC	8.0%	8.0%

        Beginning January 1, 2016, additional capital conservation buffers are required as well as additional increases to the buffer each year until fully phased in by January 1, 2019. The buffer percentages as well as the regulatory requirement for CET1 and Total RBC incorporating the buffer are as follows:

Capital Measure	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Buffer	0.625%	1.25%	1.875%	2.5%
Buffer + CET1	5.125%	5.75%	6.375%	7.0%
Buffer + Total RBC	8.625%	9.25%	9.875%	10.5%

        The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") requires federal bank regulatory agencies to take "prompt corrective action" with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. The United States Basel III final rule revised the capital thresholds for the different PCA categories for all insured depository institutions. A depository institution's treatment for purposes of the PCA provisions will depend on how its capital levels compare to various capital measures and certain other factors, as established by regulation. FDICIA as modified by Basel III imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The following revised PCA thresholds will become effective on January 1, 2015:

PCA Threshold	Total Capital	Tier 1	CET1	Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater
Undercapitalized	less than 8%	less than 6%	less than 4.5%	less than 4%
Significantly Undercapitalized	less than 6%	less than 4%	less than 3%	less than 3%
Critically Undercapitalized	Tangible Equity less than 2% of Total Assets

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

        At December 31, 2013, the Corporation and the Bank each exceeded the new risk-based capital ratio requirements, as well as the January 1, 2019 fully phased-in capital ratio requirements, and both are classified as "well capitalized" under the PCA guidelines. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Balance Sheet Analysis—Capital" included elsewhere in this report.

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC, which insurance is funded through assessments on member banks such as the Bank. In 2010, the Dodd-Frank Act Deposit Insurance Provision permanently increased the maximum deposit insurance amount from $100,000 to $250,000 effective December 31, 2010 and provided unlimited FDIC deposit insurance on non-interest bearing transactions accounts for all FDIC-insured banks effective from December 31, 2010, through December 31, 2012. The provision authorizing unlimited deposit insurance terminated on December 31, 2012, and was not extended.

        In June 2009, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009. The prepaid assessment would be applied against the actual assessment until exhausted and any funds remaining after June 30, 2013 would be returned to the institution. In June 2013, the Bank received a return of excess funds from this program.

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

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, was 0.0064% for calendar year 2013 and have been set at 0.0062% for the first quarter of 2014. These assessments will continue until the FICO bonds mature in 2017.

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

Cyber Security

        In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. Regulators have tasked financial institutions with preventing cyber attacks on their systems and with recognizing potential cyber fraud from the systems of their clients and third-party service providers. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Although malicious software on occasion does penetrate the external automated tools, they have been caught timely by internal filters. The historical impact of such attacks on our operations, expenses and risks profile has been low, with no incidents experienced in recent years that pose a significant risk to the integrity of confidential company or client information. While to date, we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and we may experience a significant event in the future. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our clients. See Item 1A, Risk Factors, for a further discussion of risks related to cyber attacks.

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

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 3, 2014, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	63	Chairman of the Board of City National Corporation since October 2013; President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	90

Chairman Emeritus of the Board of City National Corporation since October 2013; Chairman of the Board, City National Corporation through October 2013 and prior to that, for more than the past five years.

Christopher J. Carey	59	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	59	Executive Vice President, City National Corporation and President, City National Bank since May 2005.
Michael B. Cahill	60	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Corporate Administrative and Risk Group since 2011.
Brian Fitzmaurice	53	Executive Vice President and Chief Credit Officer, City National Bank since February 2006.
Olga Tsokova	40	Senior Vice President and Chief Accounting Officer, City National Corporation and City National Bank since July 2008.

(1)
Russell Goldsmith is the son of Bram Goldsmith.

Item 1A.    Risk Factors

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

Factors That May Affect Future Results

        General business and economic conditions may significantly affect our earnings.    Our business, earnings and profitability are highly sensitive to general economic, political and industry conditions. These conditions include the yield curve, inflation, available money supply, the value of the United States dollar as compared to foreign currencies, fluctuations in both debt and equity markets, energy and commodity prices and the strength of the United States economy and the local economies in which we conduct business. While the United States is showing signs of recovery from the recent economic crisis, the pace of recovery is slow and national unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve and these conditions could worsen. The resulting economic pressure on consumers and uncertainty regarding continuing economic improvement may result in further changes in consumer spending, borrowing and savings habits which could adversely affect our business, financial condition and results of operations. In addition, the level of United States debt may have a destabilizing effect on financial markets. Despite improved financial market conditions, Europe, Asia and other global economies continue to face economic stresses, including significant debt levels, that could impact the capital markets generally, including the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies. A political, economic or financial disruption in the United States or other countries or regions could adversely impact our business by increasing volatility in financial markets generally.

        Our financial performance is highly dependent on the business environment in the States of California and New York, as well as on the economic conditions in the United States generally. The economic conditions in these markets can impact the demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans. Our business can be negatively affected by changes in the financial performance and/or condition of our borrowers, including through decreased loan utilization rates, increased delinquencies and defaults and changes to our customers' ability to meet certain credit obligations. While real estate values have improved, declines in real estate and housing values could have a negative impact on the value of collateral securing loans and could lead to delinquencies and credit quality issues in our residential mortgage and home-equity loan portfolios which could have a negative effect on our results of operations. In addition, negative economic conditions coupled with elevated unemployment and reduced consumer spending could result in higher credit losses in our commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

        The Dodd-Frank Act and related legislation regarding the financial services industry may have a significant adverse effect on our operations.    The Dodd-Frank Act has had and will continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other requirements designed to improve supervision and oversight of the financial services sector. The federal agencies tasked with implementing the Dodd-Frank Act have engaged in significant rulemaking but a substantial amount of rulemaking remains to be completed. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

        Many of the provisions of the Dodd-Frank Act, and related legislation and rulemaking, directly affect our business. For example, the implementation of the final Basel III standards significantly modifies the way we measure and manage capital. See Item 1, Business, "Capital Adequacy and Prompt Corrective Action", above and this Item 1A, Risk Factors, for further discussion. In addition, the implementation of the Qualified Mortgage and Ability-To-Repay rules could have an impact on our standard underwriting and processing practices and our product offerings going forward, which could result in increased compliance costs. To the extent we fail to comply with applicable rules and regulations or fail to identify practices later deemed to be problematic, we could be subject to litigation, regulatory enforcement, fines and penalties. For example, UDAAP is a wide-ranging regulatory net intended to protect consumers and many areas are subject to intense regulatory scrutiny, from advertising and marketing materials to the order of processing and paying items in a checking account and includes activities by third-party vendors. These and other provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional regulatory capital and could expose us to additional costs (including increased compliance costs). We may also be required to invest significant management attention and resources to make any necessary changes and our ability to conduct our business as previously conducted or our results of operations or financial condition may be adversely affected. See Item 1, Business, "Supervision and Regulation" and "The Dodd-Frank Act" above for a further discussion of these and other regulatory changes.

        Further significant changes in banking laws or regulations, the interpretation of those rules and regulations, and changes in federal monetary policy could materially affect our business.    In addition to the Dodd-Frank Act discussed above, the banking industry is subject to extensive federal and state regulation. The implementation of new laws or changes in existing laws, including changes in the interpretations of such laws and related rules and regulations by regulators, courts or others, could have a negative impact on our business. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Parts of our business are also subject to federal and state securities laws and regulations. Significant changes in these laws and regulations could also affect our business. For further discussion of the regulation of financial services, see Item 1, Business, "Supervision and Regulation." We cannot predict the substance or impact of any change in regulation, whether by regulators or as a result of legislation, or in the way such statutory or regulatory requirements are interpreted or enforced. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business practices, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

        Our business is also impacted by federal monetary policy, particularly as implemented through the Federal Reserve System. Federal monetary policy significantly affects our credit conditions, primarily through open market operations in United States government securities, the discount rate for member bank borrowing, and bank reserve requirements. Changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System could have a negative impact on our business and results of operations.

        We are subject to stringent capital requirements which could adversely affect our results of operations or financial condition.    The Dodd-Frank Act created the FSOC that will recommend to the Federal Reserve increasingly strict rules for capital requirements as companies grow in size and complexity, requires that the OCC seek to make countercyclical its capital requirements for national banks and applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition.

        We are also subject to risk-based capital guidelines implemented by the United States federal bank regulatory agencies based on the 1988 capital accord of the BCBS, referred to as Basel I. In December 2010, the BCBS published the final version of the Capital Accord commonly referred to as Basel III. In 2013, the United States banking regulators approved final rules implementing the regulatory capital and other related requirements under Basel III and the Dodd-Frank Act. The rule replaces the previous regulatory model established under Basel I and will be phased-in over several years with the final increased capital components required to be fully implemented by January 1, 2019.

        Basel III represents both an addition to, and a revision of, the approach of Basel II. Depository institutions subject to the Basel III capital requirements and that do not meet minimum capital requirements, will be subject to prompt corrective action by federal bank regulatory agencies. Prompt corrective action can include progressively more restrictive constraints on operations, management and capital distributions depending on how the institutions' capital levels compare to PCA standards. Stricter capital requirements and capital ratios could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition. See Item 1, Business, "Capital Adequacy and Prompt Corrective Action," included elsewhere in this report for further discussion.

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

        Our results of operations could be adversely affected if we were to suffer higher than expected losses on our loans due to a slow economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may not prevent unexpected losses that could adversely affect our results. We continually monitor changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economic conditions in the markets in which we operate, including California, New York, Nevada, Tennessee and Georgia. Continuing weak economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in our markets declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for loan and lease losses. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Loan and Lease Portfolio" and "Asset Quality" located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan and lease losses.

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

        Disruptions to our information systems and security breaches could adversely affect our business and reputation.    In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our customers. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defense approach that leverages people, processes and technology to manage and maintain cyber security controls.

        Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client's systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and we may experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems

        We may enter into new lines of business or offer new products and services which expose us to additional risk or which are not successful.    We may enter into new lines of business or offer new products or services as new opportunities arise or as our business strategy changes. New lines of business or new products or services may involve significant business, reputational or regulatory risk, including increased regulatory scrutiny. The success of these efforts depends on many factors, including the competitive landscape, market adoption and successful implementation. We may experience significant losses to the extent that we invest significant time and resources to a new line of business, product or service and it is not successful. There can be no assurance that we can successfully manage these risks and failure to do so could have a material adverse effect on our financial condition or results of operations.

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

        We may experience write-downs of our financial instruments and other losses related to volatile and illiquid market conditions.    Market volatility, illiquid market conditions and disruptions in the credit markets could make it difficult to value certain of our securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write-downs in the value of our securities portfolio, which may have an adverse impact on our results of operations in future periods.

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

        Increased competition from financial services companies and other companies that offer banking and wealth management services could negatively impact our business.    We operate in a highly competitive environment and increased competition in our markets may result in downward pressure on pricing, lower loan levels, a reduction in deposits and/or assets under management, increased costs and may limit our ability to increase market share. Many competitors offer the banking services and wealth management services that we offer in our service area. These competitors, both domestic and foreign, include national, regional, and community banks. A substantial and permanent loss of either client accounts or assets under management at our wealth management affiliates or our wealth management division could have a negative impact on our results of operations. We also face intense competition from many other types of financial institutions, including, without limitation, savings and loans, finance companies, brokerage firms, insurance companies, credit unions, private equity funds, mortgage banks, and other financial intermediaries. Banks, trust companies, investment advisors, mutual fund companies, multi-family offices and insurance companies compete with us for trust and asset management business. In addition, technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that were traditionally offered only by banks.

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

        Changes in accounting standards or tax legislation could have a negative impact on our business.    Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws that could affect our corporate taxes. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

        Impairment of goodwill or intangible assets associated with acquisitions would result in a charge to earnings.    Goodwill and intangible assets are evaluated for impairment annually or when events or circumstances indicate that the carrying value of those assets may not be recoverable. We may be required to record a charge to earnings during the period in which any impairment of goodwill or intangibles is determined.

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

        Negative public opinion could damage our reputation and adversely affect our earnings.    Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Our brand and reputation may also be harmed by actions taken by third parties that we contract with to provide services to the extent such parties fail to meet their contractual, legal and regulatory obligations or act in a manner that is harmful to our clients. If we fail to supervise these relationships effectively, we could also be subject to regulatory enforcement, including fines and penalties. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors but our efforts may not be sufficient.

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

Item 1B.    Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2013 fiscal year and that remain unresolved.

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

        As of December 31, 2013, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in North Las Vegas and Minden, Nevada, and a data center located in Los Angeles. In addition to the properties owned, the Company maintained operations in 107 other locations, comprised of 72 banking offices and 35 other offices as of December 31, 2013. Other offices include locations that provide wealth management, leasing and general operations support.

        The non-owned banking offices and other properties are leased by the Company. Total annual net rental payments (exclusive of operating charges and real property taxes) are approximately $43 million, with lease expiration dates for office facilities ranging from 2014 to 2039, exclusive of renewal options.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2013, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

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

Quarter Ended	High	Low	Dividends Declared
2013
March 31	$59.61	$51.13	$—
June 30	63.66	54.36	0.25
September 30	71.15	64.11	0.25
December 31	79.33	65.39	0.25
2012
March 31	$54.44	$45.39	$0.25
June 30	54.63	46.39	0.25
September 30	54.48	48.20	0.25
December 31	52.60	47.27	0.75	(1)

(1)
On November 15, 2012, the Corporation's Board of Directors declared an accelerated quarterly cash dividend of $0.25 per common share and a special cash dividend of $0.25 per common share. The accelerated and special dividends were payable on December 18, 2012, in addition to the regular $0.25 per common share dividend declared on October 18, 2012 and paid on November 21, 2012. The accelerated quarterly cash dividend represented the dividend that the Corporation would have otherwise declared during the first quarter of 2013.

        As of January 31, 2014, the closing price of the Corporation's stock was $72.35 per share. As of that date, there were 1,533 holders of record of the Corporation's common stock.

        For a discussion of dividend restrictions on the Corporation's common stock, see Part I, Business, "Dividends and Other Transfers of Funds" and Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        On January 24, 2008, the Company's Board of Directors authorized the Corporation to repurchase 1 million additional shares of the Corporation's stock following the completion of its previously approved initiative. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan in the fourth quarter of the year ended December 31, 2013. As of December 31, 2013, there were 1,140,400 shares remaining to be purchased.

        The information required by this item regarding purchases by the Company during the quarter ended December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act appears under Note 12 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information required by this item appears on page 43 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 44 through 101, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 68 through 72, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 100 under the captions "2013 Quarterly Operating Results" and "2012 Quarterly Operating Results," and on page A-4 through A-88 and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its "disclosure controls and procedures" (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective.

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

        The additional information required by this item will appear in the Corporation's definitive proxy statement for the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), and such information either shall be (i) deemed to be incorporated herein by reference from that portion of the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 11.    Executive Compensation

        The information required by this item will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information, as of December 31, 2013, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,842,815	(1)(2)	$55.50	(2)	3,311,164	(3)
Equity compensation plans not approved by security holders (4)	—		—		—

Total	4,842,815	(2)	$55.50	(2)	3,311,164	(3)

(1)
Includes 382 shares assumed in the acquisition of Business Bank Corporation ("BBC") with a weighted-average exercise price of $38.72. BBC shareholders had approved these stock option plans.

(2)
Includes 608,000 shares of outstanding restricted stock and restricted stock units and 159,499 shares of vested restricted stock units where securities have not yet been issued. The weighted-average exercise price does not take into account awards that have no exercise price such as restricted stock and restricted stock units.

(3)
The 2008 Omnibus Plan provides for the reduction in the maximum number of shares available for awards of 2 shares (3.3 shares for awards made prior to April 21, 2010) for every share of restricted stock or restricted stock unit issued.

(4)
In March 2001, the Board of Directors adopted the 2001 Stock Option Plan (2001 Plan), under which options were only granted to employees of the Company who were neither directors nor executive officers. The 2001 Plan contains a change in control provision similar to the 2008 Plan. The 2001 Plan was not submitted to the stockholders for their approval, and no further awards can be issued under the 2001 Plan. Compensation plans not approved by stockholders include the Company's Executive Deferred Compensation Plan and Director Deferred Compensation Plan (collectively, the "Plans"). The Plans allow eligible employees and non-employee directors to defer specified portions of their compensation (e.g., salaries, bonuses and commissions for employees and annual retainers, annual awards, committee chair retainers and meeting fees for directors) into the Plans. Participants of the Plans can allocate their deferrals among a number of investment crediting options, including investing in units that correlate to shares of the Company's common stock ("CNC Stock Fund"). The portion of deferred compensation invested in the CNC Stock Fund is payable in shares of the Company's common stock following termination of employment or board service. As of December 31, 2013, the CNC Stock Fund held 76,363 units that correlate to shares of the Company's common stock.

        Other information required by this item will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period. Also see Note 7 to Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item will appear in the 2014 Proxy Statement, and such information either shall be (i) deemed to be incorporated herein by reference from the 2014 Proxy Statement, if filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than the end of such 120 day period.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2013 and 2012	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013	A-5
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013	A-6
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013	A-7
	Consolidated Statements of Changes in Equity for each of the years in the three-year period ended December 31, 2013	A-8
	Notes to Consolidated Financial Statements	A-9
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009 (File No. 001-10521).
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521).
3.3	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008 (File No. 001-10521).
3.5	Certificate of Designations for 5.50% Non-Cumulative Perpetual Preferred Stock, Series C.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 13, 2012 (File No. 001-10521).
3.6	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 18, 2012 (File No. 001-10521).
3.7	Certificate of Designations for 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
4.2
	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
4.3
	Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010 (File No. 001-10521).
4.4	Form of Certificate Representing the 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.5
	Deposit Agreement, dated November 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts described therein.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.6	Form of Depositary Receipt (included as part of Exhibit 3.9).	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).

10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-10521).
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-10521).
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-10521).
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.9*	Eighth Amendment to Employment Agreement dated as of February 13, 2012 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).

10.10*	Ninth Amendment to Employment Agreement dated as of January 28, 2013 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521)
10.11*	Tenth Amendment to Employment Agreement dated as of January 31, 2014 by and between Bram Goldsmith, Registrant and City National Bank	Filed herewith.
10.12*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.13*	Amendment to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated March 14, 2012.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 001-10521).
10.14*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.15*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.16*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.17*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.18*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

10.19*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.20*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.21*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.22*	City National Corporation 2011 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011 (File No. 001-10521).
10.23*	Amended and Restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on May 9, 2012 (File No. 001-10521).
10.24*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.25*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.26*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.27*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.28*	Amendment Number 1 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.29*	Amendment Number 2 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.30*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.31*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.32*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.33*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.34*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.35*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.36*	Amendment No. 1 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).

10.37*	Amendment No. 2 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.38*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.39*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.40*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.41*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.42*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.43*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.44*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.45*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

10.46*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.47*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.48*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.49*
	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.50*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.51*	Form of Restricted Stock Unit Award Agreement under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.52*	Form of Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.53*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.54*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).

10.55*	Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.56*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.57*	Form of Performance Unit Award Agreement Addendum Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.58*	Summary—Brian Fitzmaurice.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.59	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.60*	Amended and restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 17, 2013 (File No. 001-10521).
10.61*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).
10.62*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).
10.63*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).

10.64*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
March 3, 2014	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	Chairman of the Board, President/Chief Executive Officer/Director	March 3, 2014
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	March 3, 2014
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	March 3, 2014
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman Emeritus of the Board/Director	March 3, 2014
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President/Director	March 3, 2014
/s/ MOHAMAD ALI Mohamad Ali	Director	March 3, 2014

Signature	Title	Date

/s/ RICHARD L. BLOCH Richard L. Bloch	Director	March 3, 2014
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	March 3, 2014
/s/ ASHOK ISRANI Ashok Israni	Director	March 3, 2014
/s/ RONALD L. OLSON Ronald L. Olson	Director	March 3, 2014
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	March 3, 2014
/s/ PETER M. THOMAS Peter M. Thomas	Director	March 3, 2014
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	March 3, 2014
/s/ KENNETH ZIFFREN Kenneth Ziffren	Director	March 3, 2014

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the Company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company are uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company's information systems and any resulting compromise of data or disruptions in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company's ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company's markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company's customers, or changes in the performance or creditworthiness of our customers' suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers' ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company's investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company's markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the Company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

 CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts) (1)	2013	2012	Percent change
FOR THE YEAR
Total revenue	$1,178,884	$1,188,439	(1)%
Net income attributable to City National Corporation	230,009	208,049	11
Net income available to common shareholders	220,384	208,049	6
Net income per common share, basic	4.02	3.85	4
Net income per common share, diluted	3.99	3.83	4
Dividends per common share	0.75	1.50	(50)
AT YEAR END
Assets	$29,717,951	$28,618,492	4
Securities	9,281,317	10,719,451	(13)
Loans and leases, excluding covered loans	17,170,438	14,818,295	16
Covered loans (2)	716,911	1,031,004	(30)
Deposits	25,679,437	23,502,355	9
Common shareholders' equity	2,473,370	2,335,398	6
Total shareholders' equity	2,740,986	2,505,318	9
Book value per common share	45.65	43.89	4
AVERAGE BALANCES
Assets	$28,290,973	$25,236,172	12
Securities	9,133,591	8,495,746	8
Loans and leases, excluding covered loans	15,775,880	13,285,220	19
Covered loans (2)	865,640	1,268,513	(32)
Deposits	23,954,163	21,628,868	11
Common shareholders' equity	2,410,585	2,260,740	7
Total shareholders' equity	2,595,227	2,283,489	14
SELECTED RATIOS
Return on average assets	0.81%	0.82%	(1)
Return on average common equity	9.14	9.20	(1)
Corporation's tier 1 leverage	7.17	6.60	9
Corporation's tier 1 risk-based capital	10.09	9.41	7
Corporation's total risk-based capital	13.00	12.52	4
Period-end common equity to period-end assets	8.32	8.16	2
Period-end equity to period-end assets	9.22	8.75	5
Dividend payout ratio, per common share	18.69	38.96	(52)
Net interest margin	3.18	3.61	(12)
Expense to revenue ratio (3)	69.61	65.29	7
ASSET QUALITY RATIOS (4)
Nonaccrual loans to total loans and leases	0.40%	0.67%	(40)
Nonaccrual loans and OREO to total loans and leases and OREO	0.47	0.81	(42)
Allowance for loan and lease losses to total loans and leases	1.76	1.88	(6)
Allowance for loan and lease losses to nonaccrual loans	440.76	278.48	58
Net recoveries to average total loans and leases	0.21	0.05	320
AT YEAR END
Assets under management (5)	$45,001,125	$38,808,171	16
Assets under management or administration (5)	64,691,185	57,248,709	13

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the FDIC.

(3)
The expense to revenue ratio is defined as noninterest expense excluding other real estate owned ("OREO") expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(4)
Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

(5)
Excludes $27.07 billion and $21.69 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2013 and December 31, 2012, respectively.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts) (1)	2013	2012	2011	2010	2009
Statement of Income Data:
Interest income	$879,661	$886,551	$843,090	$830,196	$709,077
Interest expense	55,946	55,715	70,100	99,871	85,024

Net interest income	823,715	830,836	772,990	730,325	624,053
Provision for credit losses on loans and leases, excluding covered loans	—	10,000	12,500	103,000	285,000
Provision for losses on covered loans	635	45,346	43,646	76,218	—
Noninterest income	355,169	357,603	341,867	361,375	292,197
Noninterest expense	851,114	825,138	805,095	751,330	581,087

Income before taxes	327,135	307,955	253,616	161,152	50,163
Income taxes	94,619	98,822	77,561	26,055	(1,886)

Net income	$232,516	$209,133	$176,055	$135,097	$52,049
Less: Net income attributable to noncontrolling interest	2,507	1,084	3,634	3,920	710

Net income attributable to City National Corporation	$230,009	$208,049	$172,421	$131,177	$51,339
Less: Dividends and accretion on preferred stock	9,625	—	—	5,702	25,903

Net income available to common shareholders	$220,384	$208,049	$172,421	$125,475	$25,436

Per Common Share Data:
Net income per common share, basic	4.02	3.85	3.24	2.38	0.50
Net income per common share, diluted	3.99	3.83	3.21	2.36	0.50
Dividends per common share	0.75	1.50	0.80	0.40	0.55
Book value per common share	45.65	43.89	40.86	37.51	34.74
Weighted average common shares outstanding, basic	54,139	53,211	52,439	51,992	50,272
Weighted average common shares outstanding, diluted	54,640	53,475	52,849	52,455	50,421
Balance Sheet Data—At Period End:
Assets	$29,717,951	$28,618,492	$23,666,291	$21,353,118	$21,078,757
Securities	9,281,317	10,719,451	8,101,556	5,976,072	4,461,060
Loans and leases, excluding covered loans	17,170,438	14,818,295	12,309,385	11,386,628	12,146,908
Covered loans (2)	716,911	1,031,004	1,481,854	1,857,522	1,851,821
Interest-earning assets	27,999,100	26,937,396	22,090,781	19,667,137	19,055,189
Core deposits	25,167,324	22,937,859	19,727,968	17,294,342	15,728,847
Deposits	25,679,437	23,502,355	20,387,582	18,176,862	17,379,448
Common shareholders' equity	2,473,370	2,335,398	2,144,849	1,959,579	1,790,275
Total equity	2,740,986	2,505,318	2,144,849	1,984,718	2,012,764
Balance Sheet Data—Average Balances:
Assets	$28,290,973	$25,236,172	$22,527,750	$21,156,661	$17,711,495
Securities	9,133,591	8,495,746	6,634,547	4,677,306	3,327,235
Loans and leases, excluding covered loans	15,775,880	13,285,220	11,698,388	11,576,380	12,296,619
Covered loans (2)	865,640	1,268,513	1,699,182	1,940,316	66,470
Interest-earning assets	26,631,072	23,564,106	20,842,016	19,269,707	16,315,487
Core deposits	23,350,079	20,937,260	18,512,261	16,757,396	13,048,724
Deposits	23,954,163	21,628,868	19,305,703	17,868,392	14,351,898
Common shareholders' equity	2,410,585	2,260,740	2,058,269	1,902,846	1,745,101
Total equity	2,595,227	2,283,489	2,076,721	1,961,109	2,160,922
Asset Quality:
Nonaccrual loans, excluding covered nonaccrual loans	$68,651	$99,787	$112,026	$190,923	$388,707
Covered nonaccrual loans	—	—	422	2,557	—
OREO, excluding covered OREO	12,611	21,027	30,790	57,317	53,308
Covered OREO	25,481	58,276	98,550	120,866	60,558

Total nonaccrual loans and OREO	$106,743	$179,090	$241,788	$371,663	$502,573

Performance Ratios:
Return on average assets	0.81%	0.82%	0.77%	0.62%	0.29%
Return on average common equity	9.14	9.20	8.38	6.59	1.46
Net interest spread	2.87	3.30	3.47	3.45	3.41
Net interest margin	3.18	3.61	3.79	3.86	3.91
Period-end common equity to period-end assets	8.32	8.16	9.06	9.18	8.49
Period-end equity to period-end assets	9.22	8.75	9.06	9.29	9.55
Dividend payout ratio, per common share	18.69	38.96	24.64	16.75	107.80
Expense to revenue ratio	69.61	65.29	65.53	62.45	61.70
Asset Quality Ratios (3):
Nonaccrual loans to total loans and leases	0.40%	0.67%	0.91%	1.68%	3.20%
Nonaccrual loans and OREO to total loans and leases and OREO	0.47	0.81	1.16	2.17	3.62
Allowance for loan and lease losses to total loans and leases	1.76	1.88	2.13	2.26	2.38
Allowance for loan and lease losses to nonaccrual loans	440.76	278.48	234.37	134.61	74.22
Net recoveries (charge-offs) to average total loans and leases	0.21	0.05	(0.05)	(1.13)	(1.84)

(1)
Certain prior period balances have been reclassified to conform to current period presentation.

(2)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the FDIC.

(3)
Excludes covered assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation (the "Corporation"), through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest commercial bank headquartered in Los Angeles. For 60 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its CRA commitment. Through the Company's asset management subsidiaries and wealth management services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plan administration; and 3) estate and financial planning and custodial services. The Company also advises and markets mutual funds under the name of City National Rochdale Funds.

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," on page 41 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets have grown by 39 percent and total loans, excluding loans covered by loss-sharing agreements with the FDIC, were up 51 percent. Deposit balances grew 41 percent for the same period.

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

        On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, "Rochdale"), a New York City-based investment firm with approximately $4.89 billion of assets under management ("AUM") at the date of acquisition. Rochdale manages assets for affluent and high-net-worth clients and their financial advisors across the nation, and operates as a wholly owned subsidiary of the Bank.

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

Fair Value Measurements

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly market transaction between market participants at the measurement date (reporting date). Fair value is based on an exit price in the principal market or most advantageous market in which the reporting entity could transact. Management employs market standard valuation techniques in determining the fair value of assets and liabilities. The Company uses a fair value hierarchy that prioritizes the inputs used in valuation techniques into the following three categories:

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

        Securities Available-for-Sale and Trading Securities—Fair value for Level 1 securities is based on quoted market prices. Level 2 securities are valued based on dealer quotes or with models using quoted prices and other inputs directly or indirectly observable for the asset. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Securities for which the market is inactive are determined using internal models based on assumptions that are not observable in the market, such as risk-adjusted discount rates consistent with similarly-rated securities, prepayment rates and default rates. These securities are classified as Level 3.

        The Company performs a quarterly assessment of debt and equity securities held in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. The assessment considers all available information related to the individual security being analyzed. For debt securities, impairment is considered other-than-temporary if the holder has the intent to sell a security, it is more likely than not the holder will be required to sell the security before recovery, or the holder does not expect to recover the amortized cost of the security. Impairment of equity securities is considered other-than-temporary when uncertainty exists as to whether and when an investor will be able to recover the cost of an investment, and whether the investor has the intent and ability to hold the security until its value recovers. Other-than-temporary impairment losses on equity securities are recognized in earnings. For debt securities, the classification of other-than-temporary impairment depends on whether the Company intends to sell the security or it more likely than not will be required to sell the security before recovery of its amortized cost, and on the nature of the impairment. If the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell a security prior to recovery of its amortized cost, an impairment loss is recognized in earnings for the entire difference between the amortized cost and fair value of the security on the measurement date. If the Company does not intend to sell the security and it is not more likely than not it would be required to sell the security prior to recovery of its amortized cost, the credit loss component of impairment is recognized in earnings. Impairment associated with factors other than credit, such as market liquidity, is recognized in other comprehensive income, net of tax.

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

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives is obtained from third-party market sources that use conventional valuation algorithms. The Company provides client data to the third-party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. Credit valuation adjustments utilize non-observable inputs, such as estimates of credit spreads. The fair values of interest rate contracts include interest receivable and cash collateral, if any. The fair value of foreign exchange options and transactions is derived from market spot and/or forward foreign exchange rates.

        Other Real Estate Owned—The fair value of OREO is generally based on third-party appraisals, which are reviewed and approved by the Company's appraisal department. Fair value may also be determined by using a combination of inputs including appraised values, broker price opinions and recent market activity. The weighting of each input in the calculation of fair value is based on management's assumptions regarding market conditions. In certain circumstances, OREO may be measured at fair value based upon a sales price contained in an executed sales contract for which escrow had not closed as of the measurement date.

        Contingent Liabilities—Contingent liabilities include contingent consideration obligations from business combinations that are settled in cash and FDIC clawback liabilities associated with FDIC-assisted acquisitions. These contingent liabilities are recorded at fair value based on the circumstances that exist as of the acquisition date and are remeasured to fair value at each reporting date until the contingency is resolved. The Company's contingent liabilities are valued using the discounted cash flow method based on the terms specified in the acquisition or loss-sharing agreements and the following unobservable inputs, as applicable: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) management's forecast of a range of possible performance outcomes, including revenue growth and margin, (3) management's estimate of the probability of each possible outcome, and (4) prepayment assumptions.

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

        At December 31, 2013, $6.36 billion, or approximately 21 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At December 31, 2013, $95.9 million of the Company's total liabilities were recorded at fair value on a recurring basis using mostly Level 2 or Level 3 inputs. Redeemable noncontrolling interest of $39.8 million as reported in the mezzanine section of the consolidated balance sheet was recorded at fair value on a recurring basis using Level 3 inputs.

        At December 31, 2013, $21.7 million, or less than one percent of the Company's total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at December 31, 2013.

Acquired Impaired Loans

        Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans ("accretable yield") is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. The Company updates its cash flow projections on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively.

Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses.

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        It is the Company's policy to maintain an allowance for loan and lease losses and reserve for off-balance sheet credit commitments that represent management's best estimate of probable credit losses inherent in the loan portfolio and probable estimated losses on unused commitments to provide financing. The methodology for determining allowances and reserves is well documented and consistently applied. The Company performs ongoing quarterly analytical reviews of the loan and commitment portfolios to assess trends and other factors that may impact the overall collectability of the loan portfolio. This review takes into consideration historical loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As conditions change, the level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

        A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement is based on the present value of expected future cash flows discounted using the loan's contractual effective rate, the fair value of collateral or the secondary market value of the loan.

        Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets.

        Management uses the best information available in determining the appropriate balance for the allowance for loan and lease losses and reserve for off-balance sheet credit commitments. These estimates may change if economic conditions or other factors differ significantly from the assumptions used in making these estimates. See "Management's Discussion and Analysis—Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report for additional discussion of our allowance and reserve methodology.

Goodwill and Other Intangible Assets

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

        Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for further discussion of all of the Company's critical accounting policies.

RECENT DEVELOPMENTS

        On November 7, 2013, the Corporation issued 4 million depositary shares at a price of $25 per depositary share, each representing a 1/40th interest in a share of 6.75 percent Series D fixed-to-floating rate non-cumulative perpetual preferred stock. Net proceeds after issuance costs were $97.7 million.

2013 HIGHLIGHTS

  •
  In 2013, consolidated net income attributable to City National Corporation was $230.0 million compared to $208.0 million in 2012. Consolidated net income available to common shareholders was $220.4 million, or $3.99 per diluted common share in 2013, up from $208.0 million, or $3.83 per diluted common share in 2012.

  •
  Revenue, which consists of net interest income and noninterest income, was $1.18 billion, down 1 percent from $1.19 billion in 2012.

  •
  Fully taxable-equivalent net interest income, including dividend income, amounted to $845.9 million in 2013, down 1 percent from $850.7 million in 2012.

  •
  Net interest margin was 3.18 percent in 2013, compared with 3.61 percent in 2012. The decline in net interest margin was due primarily to lower net income from covered loan prepayments and covered loan portfolio run-off. Also contributing to the lower margin were lower loan yields.

  •
  Noninterest income was $355.2 million for 2013, down 1 percent from $357.6 million for 2012, due primarily to higher FDIC loss sharing expense, partially offset by an increase in wealth management fee income.

  •
  Assets under management or administration were $64.69 billion at December 31, 2013, up 13 percent from December 31, 2012. Trust and investment fee income grew to $196.5 million in 2013, up 27 percent from 2012. The growth from the year-ago period was due to the acquisition of Rochdale, the addition of client assets and market appreciation.

  •
  Noninterest expense for 2013 was $851.1 million, up 3 percent from $825.1 million in 2012, largely due to a full year of expense recognition in 2013 from the acquisitions of Rochdale in July 2012 and FAEF in April 2012. The results for 2013 also reflected higher compensation expense from the addition of new colleagues and an increase in incentives due to improved performance.

  •
  The Company's effective tax rate for 2013 was 28.9 percent compared to 32.1 percent in the prior year.

  •
  Total assets were $29.72 billion at December 31, 2013, up 4 percent from $28.62 billion at the end of 2012. Total average assets increased 12 percent to $28.29 billion for 2013 from $25.24 billion for 2012.

  •
  Loans and leases, excluding covered loans, grew 16 percent from $14.82 billion as of December 31, 2012 to $17.17 billion as of December 31, 2013. Average loans, excluding covered loans, were $15.78 billion for 2013, up 19 percent from $13.29 billion in 2012. Average commercial loans and commercial real estate mortgage loans were both up 25 percent from the year-ago period. Residential mortgage loans were up 9 percent.

  •
  Excluding covered loans, results for 2013 included no provision for loan and lease losses, compared to provision expense of $10.0 million in 2012. The allowance for losses on non-covered loans and leases was $302.6 million at December 31, 2013 compared with $277.9 million at December 31, 2012. The Company remains appropriately reserved at 1.76 percent of total loans and leases, excluding covered loans, at December 31, 2013, compared with 1.88 percent at December 31, 2012.

  •
  In 2013, net loan recoveries totaled $33.8 million, or 0.21 percent of average total loans and leases, excluding covered loans, compared with net recoveries of $7.1 million, or 0.05 percent in 2012. Nonaccrual loans, excluding covered loans, totaled $68.7 million at December 31, 2013, down from $99.8 million at December 31, 2012. At December 31, 2013, nonperforming assets, excluding covered assets, were $81.3 million, down from $120.8 million at December 31, 2012.

  •
  Average securities for 2013 totaled $9.13 billion, up 8 percent from $8.50 billion in 2012 due to strong deposit growth.

  •
  Period-end deposits at December 31, 2013 were $25.68 billion, up 9 percent from $23.50 billion for 2012. Average deposits grew to $23.95 billion for 2013, an 11 percent increase from $21.63 billion in 2012. Average core deposits, which equal 97 percent of total deposit balances in 2013, were up 12 percent from 2012.

  •
  The Company remains well capitalized. The ratio of Tier 1 common shareholders' equity to risk-based assets was 8.8 percent at December 31, 2013 compared to 8.5 percent as of December 31, 2012. Refer to the "Capital" section of Management's Discussion and Analysis for further discussion of this non-GAAP measure.

OUTLOOK

        The Company's management expects modest net income growth in 2014, even as low short-term interest rates continue to put pressure on the Company's net interest margin. The Company anticipates continued solid growth in loans, deposits, and wealth management assets. Rising loan balances are expected to require some loan-loss provisions, but credit quality should remain stable. This outlook reflects management's expectations for continued moderate U.S. economic growth in 2014.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2013			Year Ended 2012
(in thousands, except per share amounts) (1)		Amount	%		Amount	%	2011	2010	2009
Interest income (2)	$897,355	$(5,923)	(1)	$903,278	$45,678	5	$857,600	$840,573	$720,195
Interest expense	55,946	231	0	55,715	(14,385)	(21)	70,100	99,871	85,024

Net interest income	841,409	(6,154)	(1)	847,563	60,063	8	787,500	740,702	635,171
Provision for credit losses on loans and leases,excluding covered loans	—	(10,000)	(100)	10,000	(2,500)	(20)	12,500	103,000	285,000
Provision for losses on covered loans	635	(44,711)	(99)	45,346	1,700	4	43,646	76,218	—
Noninterest income	355,169	(2,434)	(1)	357,603	15,736	5	341,867	361,375	292,197
Noninterest expense:
Staff expense	517,743	38,441	8	479,302	30,600	7	448,702	409,823	320,276
Other expense	333,371	(12,465)	(4)	345,836	(10,557)	(3)	356,393	341,507	260,811

Total	851,114	25,976	3	825,138	20,043	2	805,095	751,330	581,087
Income before income taxes	344,829	20,147	6	324,682	56,556	21	268,126	171,529	61,281
Income taxes	94,619	(4,203)	(4)	98,822	21,261	27	77,561	26,055	(1,886)
Less: Adjustments (2)	17,694	967	6	16,727	2,217	15	14,510	10,377	11,118

Net income	$232,516	$23,383	11	$209,133	$33,078	19	$176,055	$135,097	$52,049
Less: Net income attributable to noncontrolling interest	2,507	1,423	131	1,084	(2,550)	(70)	3,634	3,920	710

Net income attributable to City National Corporation	$230,009	$21,960	11	$208,049	$35,628	21	$172,421	$131,177	$51,339
Less: Dividends and accretion on preferred stock	9,625	9,625	NM	—	—	—	—	5,702	25,903

Net income available to common shareholders	$220,384	$12,335	6	$208,049	$35,628	21	$172,421	$125,475	$25,436

Net income per common share, diluted	$3.99	$0.16	4	$3.83	$0.62	19	$3.21	$2.36	$0.50

NM—Not meaningful

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

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2013			2012
(in thousands) (1)	Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate
Assets
Interest-earning assets
Loans and leases
Commercial	$7,408,542	$262,974	3.55%	$5,923,271	$236,346	3.99%
Commercial real estate mortgages	2,963,331	112,695	3.80	2,362,711	108,035	4.57
Residential mortgages	4,201,368	154,493	3.68	3,846,823	160,422	4.17
Real estate construction	358,005	16,134	4.51	293,987	15,018	5.11
Home equity loans and lines of credit	697,041	25,202	3.62	725,077	25,632	3.54
Installment	147,593	6,514	4.41	133,351	6,086	4.56

Total loans and leases, excluding covered loans (4)	15,775,880	578,012	3.66	13,285,220	551,539	4.15
Covered loans	865,640	133,855	15.46	1,268,513	164,537	12.97

Total loans and leases	16,641,520	711,867	4.28	14,553,733	716,076	4.92
Due from banks—interest-bearing	504,809	1,285	0.25	287,476	721	0.25
Federal funds sold and securities purchased under resale agreements	258,226	5,844	2.26	112,158	318	0.28
Securities	9,133,591	178,359	1.95	8,495,746	186,163	2.19
Other interest-earning assets	92,926	4,488	4.83	114,993	3,096	2.69

Total interest-earning assets	26,631,072	901,843	3.39	23,564,106	906,374	3.85

Allowance for loan and lease losses	(324,826)			(325,605)
Cash and due from banks	148,001			176,443
Other non-earning assets	1,836,726			1,821,228

Total assets	$28,290,973			$25,236,172

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,260,118	$1,577	0.07	$1,980,590	$1,883	0.10
Money market accounts	6,051,654	6,150	0.10	5,904,484	7,432	0.13
Savings deposits	422,553	378	0.09	368,319	503	0.14
Time deposits—under $100,000	189,160	597	0.32	225,081	1,082	0.48
Time deposits—$100,000 and over	604,084	2,412	0.40	691,608	3,142	0.45

Total interest-bearing deposits	9,527,569	11,114	0.12	9,170,082	14,042	0.15
Federal funds purchased and securities sold under repurchase agreements	301,086	401	0.13	52,051	46	0.09
Other borrowings	952,521	44,431	4.66	833,757	41,627	4.99

Total interest-bearing liabilities	10,781,176	55,946	0.52	10,055,890	55,715	0.55

Noninterest-bearing deposits	14,426,594			12,458,786
Other liabilities	487,976			438,007
Total equity	2,595,227			2,283,489

Total liabilities and equity	$28,290,973			$25,236,172

Net interest spread			2.87%			3.30%
Fully taxable-equivalent net interest and dividend income		$845,897			$850,659

Net interest margin			3.18%			3.61%

Less: Dividend income included in other income		4,488			3,096

Fully taxable-equivalent net interest income		$841,409			$847,563

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Net interest income is presented on a fully taxable-equivalent basis.

(3)
Loan income includes loan fees of $27,146, $25,907, $18,740, $20,555 and $18,381 for 2013, 2012, 2011, 2010 and 2009, respectively.

(4)
Includes average nonaccrual loans of $78,368, $107,363, $145,825, $278,705 and $351,215 for 2013, 2012, 2011, 2010 and 2009, respectively.

Net Interest Income Summary

2011			2010			2009
Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate

$4,818,081	$198,225	4.11%	$4,390,834	$194,568	4.43%	$4,701,386	$199,647	4.25%
1,962,740	106,076	5.40	2,059,680	114,542	5.56	2,171,353	121,515	5.60
3,670,996	172,714	4.70	3,553,347	186,526	5.25	3,481,227	192,774	5.54
379,136	18,335	4.84	660,603	26,132	3.96	1,094,332	37,154	3.40
731,425	26,142	3.57	742,862	26,567	3.58	674,459	23,417	3.47
136,010	6,631	4.88	169,054	8,775	5.19	173,862	8,842	5.09

11,698,388	528,123	4.51	11,576,380	557,110	4.81	12,296,619	583,349	4.74
1,699,182	161,064	9.48	1,940,316	138,451	7.14	66,470	4,052	6.10

13,397,570	689,187	5.14	13,516,696	695,561	5.15	12,363,089	587,401	4.75
523,429	1,504	0.29	678,929	1,890	0.28	361,571	1,486	0.41
154,395	422	0.27	249,381	634	0.25	186,123	264	0.14
6,634,547	166,487	2.51	4,677,306	142,488	3.05	3,327,235	131,044	3.94
132,075	2,757	2.09	147,395	2,787	1.89	77,469	2,743	3.54

20,842,016	860,357	4.13	19,269,707	843,360	4.38	16,315,487	722,938	4.43

(333,312)			(315,228)			(254,610)
196,864			237,853			320,010
1,822,182			1,964,329			1,330,608

$22,527,750			$21,156,661			$17,711,495

$1,767,775	$2,755	0.16	$1,998,990	$4,308	0.22	$1,540,496	$3,980	0.26
6,626,365	23,278	0.35	5,911,058	31,591	0.53	4,084,090	32,068	0.79
325,882	911	0.28	317,263	1,508	0.48	239,441	1,590	0.66
293,545	1,513	0.52	430,557	2,448	0.57	239,680	3,222	1.34
793,442	5,228	0.66	1,110,996	9,175	0.83	1,303,174	19,569	1.50

9,807,009	33,685	0.34	9,768,864	49,030	0.50	7,406,881	60,429	0.82

3,145	2	0.07	163,309	5,292	3.24	414,672	8,292	2.00
803,948	36,413	4.53	846,513	45,549	5.38	542,521	16,303	3.01

10,614,102	70,100	0.66	10,778,686	99,871	0.93	8,364,074	85,024	1.02

9,498,694			8,099,528			6,945,017
338,233			317,338			241,482
2,076,721			1,961,109			2,160,922

$22,527,750			$21,156,661			$17,711,495

		3.47%			3.45%			3.41%
	$790,257			$743,489			$637,914

		3.79%			3.86%			3.91%

	2,757			2,787			2,743

	$787,500			$740,702			$635,171

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between 2013 and 2012, as well as between 2012 and 2011. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	2013 vs 2012			2012 vs 2011
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (1)	$95,704	$(99,913)	$(4,209)	$57,754	$(30,865)	$26,889
Securities	13,357	(21,161)	(7,804)	42,627	(22,951)	19,676
Due from banks—interest-bearing	553	11	564	(610)	(173)	(783)
Federal funds sold and securities purchased under resale agreements	870	4,656	5,526	(120)	16	(104)
Other interest-earning assets	(686)	2,078	1,392	(389)	728	339

Total interest-earning assets	109,798	(114,329)	(4,531)	99,262	(53,245)	46,017

Interest paid on:
Interest checking deposits	241	(547)	(306)	301	(1,173)	(872)
Money market deposits	181	(1,463)	(1,282)	(2,299)	(13,547)	(15,846)
Savings deposits	66	(191)	(125)	106	(514)	(408)
Time deposits	(525)	(690)	(1,215)	(954)	(1,563)	(2,517)
Total borrowings	14,673	(11,514)	3,159	3,657	1,601	5,258

Total interest-bearing liabilities	14,636	(14,405)	231	811	(15,196)	(14,385)

	$95,162	$(99,924)	$(4,762)	$98,451	$(38,049)	$60,402

(1)
Includes covered loans.

Comparison of 2013 with 2012

        Net interest income was $823.7 million for 2013, a 1 percent decrease from $830.8 million for 2012. The decrease in net interest income from the prior year was largely due to lower yields on earning assets. Interest income on total loans was $704.7 million in 2013, down from $708.9 million in 2012. Increases in interest income driven by loan growth were more than offset by low yields on non-covered loans and lower income from covered loans. The decrease in interest income on covered loans was a result of portfolio run-off and a decline in the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off during 2013. Income from accelerated accretable yield recognition decreased to $71.0 million for 2013 from $82.8 million for 2012.

        Average loans and leases, excluding covered loans, totaled $15.78 billion in 2013, an increase of 19 percent from $13.29 billion for 2012. The commercial and commercial real estate mortgage loan portfolios grew 25 percent from 2012. Residential mortgage loans were up 9 percent from prior year and real estate construction loans increased by 22 percent compared to 2012. Average covered loans were $865.6 million in 2013, down 32 percent from $1.27 billion in 2012.

        Interest income on securities was $167.8 million in 2013, a 5 percent decrease from $176.7 million in 2012 due to lower yields. Average total securities were $9.13 billion in 2013, up 8 percent from 2012 as the Company continued to invest its growing deposits in securities. The growth in securities was partially offset by the Company selling some longer-duration securities from its available-for-sale portfolio to shorten the duration of the investment portfolio in anticipation of higher interest rates.

        The decrease in net interest income was partially offset by a $5.5 million increase in income from federal funds sold and securities purchased under resale agreements. The increase was mostly due to the addition of securities purchased under resale agreements.

        Total interest expense was $55.9 million in 2013, up slightly from $55.7 million in 2012. Interest expense on borrowings increased 8 percent to $44.8 million in 2013 from $41.7 million in 2012. The growth in interest expense on borrowings was primarily attributable to the issuance of subordinated debt in June 2012 and increased overnight and FHLB borrowings in the first half of 2013.

        Interest expense on deposits was $11.1 million in 2013, down 21 percent from $14.0 million in 2012. Despite the increase in average interest-bearing deposits from the prior year, interest expense on deposits decreased due to lower deposit rates. Average deposits were $23.95 billion for 2013, an 11 percent increase from $21.63 billion in 2012. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $23.35 billion and $20.94 billion for 2013 and 2012, respectively. Average core deposits represented 97 percent of the total average deposit balance in 2013 and 2012. Average interest-bearing deposits were $9.53 billion in 2013, up 4 percent from the prior year. Average noninterest-bearing deposits increased 16 percent to $14.43 billion from $12.46 billion in 2012.

        The net settlement of interest-rate swaps increased net interest income by $1.1 million for 2013 and $8.4 million for 2012. The decrease from prior year was due to the maturity of outstanding interest rate swaps in 2013.

        Fully taxable-equivalent net interest income, which includes amounts to convert nontaxable income to fully taxable-equivalent amounts, was $841.4 million for 2013 compared with $847.6 million for 2012. Fully taxable-equivalent net interest and dividend income was $845.9 million and $850.7 million in 2013 and 2012, respectively. The fully taxable net interest margin declined to 3.18 percent for 2013 from 3.61 percent for 2012. The average yield on earning assets for 2013 was 3.39 percent, down 46 basis points from 3.85 percent in 2012. The average cost of interest-bearing liabilities decreased to 0.52 percent, or by 3 basis points, from 0.55 percent for 2012. The decrease in the net interest margin from 2012 was primarily the result of lower yields on loans and securities (rate variance). The impact of lower yields was substantially offset by growth in loans and securities (volume variance).

Comparison of 2012 with 2011

        Net interest income was $830.8 million for 2012, an increase of 7 percent from $773.0 million for 2011. The increase from the 2011 was largely due to higher interest income on loans and securities. Interest income on total loans was $708.9 million in 2012, up 4 percent from 2011. The increase reflected the growth in the Company's loan and lease portfolio and higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off during 2012, partially offset by lower yields on loans. Income from accelerated accretable yield recognition was $82.8 million for 2012, up from $55.7 million for 2011. Interest income on securities was $176.7 million in 2012, an 11 percent increase from 2011. The impact of lower yields was offset by significant growth in the securities portfolio from 2011. Average securities were $8.50 billion in 2012, up 28 percent from 2011 as the Company continued to invest a large share of its growing deposits in securities.

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

        The fully taxable net interest margin declined to 3.61 percent for 2012 from 3.79 percent for 2011. The average yield on earning assets for 2012 was 3.85 percent, down 28 basis points from 4.13 percent in 2011. The average cost of interest-bearing liabilities decreased to 0.55 percent, or by 11 basis points, from 0.66 percent for 2011. Fully taxable-equivalent net interest income was $847.6 million for 2012 compared with $787.5 million for 2011. Fully taxable-equivalent net interest and dividend income was $850.7 million and $790.3 million in 2012 and 2011, respectively. The $60.4 million increase in fully taxable-equivalent net interest and dividend income from 2011 was primarily generated through loans and securities growth (volume variance) and lower rates on interest-bearing deposits, partially offset by lower yields on loans and securities (rate variance).

        Average loans and leases, excluding covered loans, were $13.29 billion, a 14 percent increase from $11.70 billion for 2011. The increase was primarily driven by a growth in commercial loans, which grew 23 percent from 2011, and commercial real estate mortgage loans, which grew 21 percent. The growth in commercial loans was due to both organic loan growth and lease financing loans that were acquired with FAEF. Average covered loans were $1.27 billion in 2012, a decrease of 25 percent from $1.70 billion in 2011.

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

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report.

        In light of strong and improving credit quality and significant recoveries on previously charged-off loans, the Company recorded no provision for credit losses on loans and leases, excluding covered loans, for the year ended December 31, 2013, compared to provision expense of $10.0 million in 2012 and $12.5 million in 2011. The Company recognized $33.8 million in net loan recoveries in 2013, compared to net recoveries of $7.1 million in 2012 and net charge-offs of $5.4 million in 2011. The provision reflects management's continuing assessment of the credit quality of the Company's loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See "Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC 310-30. The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company's quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $0.6 million, $45.3 million and $43.6 million in 2013, 2012 and 2011, respectively. The provision expense is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management's review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense may be recognized in future periods.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, New York and Nevada, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

        Refer to "Loan and Lease Portfolio—Asset Quality" on page 86 for further discussion of credit quality.

Noninterest Income

        Noninterest income for the year totaled $355.2 million, down approximately 1 percent from $357.6 million in 2012. Noninterest income increased 5 percent between 2012 and 2011. Noninterest income represented 30 percent of total revenues in 2013, compared to 30 percent and 31 percent in 2012 and 2011, respectively.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in thousands)	2013	Amount	%	2012	Amount	%	2011
Trust and investment fees	$196,474	$41,250	27	$155,224	$14,492	10	$140,732
Brokerage and mutual fund fees	34,101	6,297	23	27,804	7,364	36	20,440

Total wealth management fees	230,575	47,547	26	183,028	21,856	14	161,172
Cash management and deposit transaction fees	50,501	4,852	11	45,649	1,344	3	44,305
International services fees	42,037	2,074	5	39,963	3,497	10	36,466
FDIC loss sharing expense, net	(64,774)	(58,757)	977	(6,017)	2,620	(30)	(8,637)
Other noninterest income	80,155	(2,710)	(3)	82,865	7,183	10	75,682

Total noninterest income before gain (loss)	338,494	(6,994)	(2)	345,488	36,500	12	308,988
Gain on disposal of assets	9,026	(2,267)	(20)	11,293	(9,007)	(44)	20,300
Gain on acquisition	—	—	—	—	(8,164)	(100)	8,164
Gain on sale of securities	7,975	6,862	617	1,113	(3,953)	(78)	5,066
Impairment loss on securities	(326)	(35)	12	(291)	360	(55)	(651)

Total noninterest income	$355,169	$(2,434)	(1)	$357,603	$15,736	5	$341,867

Wealth Management

        The Company provides various trust, investment and wealth advisory services to its individual, institutional and business clients. The Company delivers these services through the Bank's wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations may be reflected in fee income on a trailing day, month or quarter basis. Also included in total trust and investment fees is the Company's portion of income from certain investments accounted for under the equity method. Trust and investment fees were $196.5 million, an increase of 27 percent from $155.2 million for 2012. Money market mutual fund and brokerage fees were $34.1 million, an increase of 23 percent from $27.8 million for 2012. The year-over-year increases in fee income are due to the 2012 acquisition of Rochdale, the addition of new clients and to market appreciation. The increase in brokerage and mutual fund fees in 2013 from 2012 also reflects higher annual performance fees.

        AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration ("AUA") are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	December 31,
			% Change
(in millions)	2013	2012
Assets Under Management	$45,001	$38,808	16
Assets Under Administration
Brokerage	5,541	5,218	6
Custody and other fiduciary	14,149	13,223	7

Subtotal	19,690	18,441	7

Total assets under management or administration (1)	$64,691	$57,249	13

(1)
Excludes $27.07 billion and $21.69 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2013 and December 31, 2012, respectively.

        AUM totaled $45.00 billion at December 31, 2013, up 16 percent from December 31, 2012. Assets under management or administration increased by 13 percent to $64.69 billion at December 31, 2013. The growth in assets under management or administration from the prior year was primarily attributable to the addition of client assets and higher market valuations.

        A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	December 31, 2013	December 31, 2012
Equities	50%	43%
U.S. fixed income	24	27
Cash and cash equivalents	17	18
Other (1)	9	12

	100%	100%

(1)
Includes private equity and other alternative investments.

Other Noninterest Income

        Cash management and deposit transaction fees for 2013 were $50.5 million, up 11 percent from 2012, compared with a 3 percent increase in 2012 from 2011. The increase from the prior year was due largely to higher sales volume and growth in transaction volumes among existing clients.

        International services income for 2013 was $42.0 million compared to $40.0 million in 2012 and $36.5 million in 2011. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The 5 percent increase from 2012 largely reflected increased client activity and the addition of new clients.

        Net FDIC loss sharing expense was $64.8 million in 2013, $6.0 million in 2012 and $8.6 million in 2011. See "Noninterest Income and Expense Related to Covered Assets" included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

        Net gain on disposal of assets was $9.0 million in 2013, compared to $11.3 million in 2012 and $20.3 million in 2011. The net gain is largely composed of gains recognized on the sale of covered and non-covered OREO. OREO sales declined in 2013 compared with 2012 largely due to the reduction in the inventory of covered OREO properties. The decline from the prior year also reflects a $0.9 million loss on the disposal of fixed assets.

        The Company recognized an $8.2 million pretax gain on an FDIC-assisted acquisition in 2011.

        The Company recognized net gains on the sale of securities of $8.0 million, $1.1 million and $5.1 million in 2013, 2012 and 2011, respectively. Impairment losses on securities available-for-sale recognized in earnings were $0.3 million in 2013 and 2012, down from $0.7 million in 2011. See "Balance Sheet Analysis—Securities" included elsewhere in this report for further discussion on securities sales and impairment losses.

        Other income was $80.2 million in 2013 compared to $82.9 million in 2012 and $75.7 million in 2011. The decrease in other income in 2013 from the year earlier was primarily attributable to lower gains on the transfer of covered loans to OREO and lower distribution income from private equity investments. These decreases were partially offset by higher lease residual income from FAEF and higher bank service fee income. The increase in other income in 2012 compared with 2011 was largely due to the FAEF acquisition, higher income from client swap transactions and higher distribution income from private equity investments. These increases were partially offset by lower gains on transfers of covered loans to OREO.

Noninterest Expense

        Noninterest expense was $851.1 million in 2013, an increase of 3 percent from $825.1 million in 2012. Noninterest expense increased 2 percent in 2012 compared to 2011. The increase in total noninterest expense from 2012 to 2013 and from 2011 to 2012 was largely due to additional expense associated with the Company's acquisitions that occurred in mid-2012.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2013	Amount	%	2012	Amount	%	2011
Salaries and employee benefits	$517,743	$38,441	8	$479,302	$30,600	7	$448,702
All other:
Net occupancy of premises	65,720	4,186	7	61,534	7,194	13	54,340
Legal and professional fees	52,255	(1,740)	(3)	53,995	3,180	6	50,815
Information services	37,352	3,108	9	34,244	2,147	7	32,097
Depreciation and amortization	32,267	(218)	(1)	32,485	4,889	18	27,596
Amortization of intangibles	7,517	249	3	7,268	(459)	(6)	7,727
Marketing and advertising	33,185	3,675	12	29,510	1,450	5	28,060
Office services and equipment	19,480	1,632	9	17,848	(120)	(1)	17,968
Other real estate owned	18,127	(20,126)	(53)	38,253	(26,791)	(41)	65,044
FDIC assessments	15,566	(2,551)	(14)	18,117	(11,363)	(39)	29,480
Other operating	51,902	(680)	(1)	52,582	9,316	22	43,266

Total all other	333,371	(12,465)	(4)	345,836	(10,557)	(3)	356,393

Total noninterest expense	$851,114	$25,976	3	$825,138	$20,043	3	$805,095

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense for 2013 was $517.7 million, up 8 percent from $479.3 million in 2012. Salaries and employee benefits expense increased 7 percent in 2012 from $448.7 million in 2011. Full-time equivalent staff grew to 3,566 at December 31, 2013 from 3,472 at December 31, 2012 and 3,256 at December 31, 2011. The increase in salaries and employee benefits expense in 2013 was primarily attributable to the Company's acquisitions and an increase in incentive compensation due to improved performance. The expense growth in 2012 compared to 2011 was largely due to acquisitions.

        Salaries and employee benefits expense for 2013 included $22.8 million related to share-based compensation plans, compared with $18.6 million for 2012 and $19.5 million for 2011. The growth in share-based compensation expense in 2013 was primarily due to cash-settled restricted stock units where expense increases when the Company's stock price increases. See Note 15, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further discussion.

        The remaining noninterest expense categories totaled $333.4 million in 2013, down 4 percent from $345.8 million in 2012. Increases in operating expenses associated with the Company's acquisitions and the addition of new office space were offset by lower FDIC assessments and decreases in covered OREO expense. The growth in information services costs from the prior year was due to the acquisitions as well as costs associated with the Company's introduction of enhanced mobile and web-based banking products in 2013. Additionally, the Company invested in technology projects to upgrade its financial reporting and risk management systems. The remaining noninterest expense categories for 2012 were down 3 percent from 2011. Increases in operating expenses associated with acquisitions and the addition of new office space were more than offset by lower FDIC assessments and decreases in covered OREO expense.

        The following table provides a summary of OREO expense for non-covered and covered OREO. Under the loss-sharing agreements, 80 percent of qualifying covered OREO expense is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

	For the year ended December 31,
(in thousands)	2013	2012	2011
Non-covered OREO expense
Valuation write-downs	$1,297	$3,543	$4,008
Holding costs and foreclosure expense	957	867	2,197

Total non-covered OREO expense	$2,254	$4,410	$6,205

Covered OREO expense
Valuation write-downs	$7,015	$20,440	$41,443
Holding costs and foreclosure expense	8,858	13,403	17,396

Total covered OREO expense	$15,873	$33,843	$58,839

Total OREO expense	$18,127	$38,253	$65,044

        Legal and professional fees were $52.3 million for 2013, compared to $54.0 million in 2012 and $50.8 million in 2011. Lower legal and professional fees related to covered assets in 2013 were partially offset by an increase in other professional fees associated with growth in the wealth management business. Legal and professional fees associated with covered loans and OREO were approximately $6.4 million, $10.0 million and $10.2 million for 2013, 2012 and 2011, respectively. Qualifying legal and professional fees for covered assets are also reimbursable by the FDIC at 80 percent.

Noninterest Income and Expense Related to Covered Assets

        The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the years ended December 31, 2013, 2012 and 2011:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Noninterest income related to covered assets
FDIC loss sharing expense, net
Gain on indemnification asset	$430	$60,057	$34,026
Indemnification asset amortization	(17,204)	(17,234)	(15,568)
Net FDIC reimbursement for OREO and loan expenses	17,059	32,797	53,324
Removal of indemnification asset for loans paid-off or fully charged-off	(30,282)	(32,797)	(26,002)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(6,299)	(11,220)	(24,945)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(4,403)	(7,106)	(12,867)
Loan recoveries shared with FDIC	(22,078)	(28,647)	(16,174)
Increase in FDIC clawback liability	(1,997)	(1,867)	(1,192)
Other	—	—	761

Total FDIC loss sharing expense, net	(64,774)	(6,017)	(8,637)

Gain on disposal of assets
Net gain on sale of OREO	5,504	7,740	16,272
Gain on acquisition	—	—	8,164
Other income
Net gain on transfers of covered loans to OREO	8,314	16,180	33,858
Amortization of fair value on acquired unfunded loan commitments	794	1,572	3,104
OREO income	2,530	2,925	2,083
Other	(217)	(3,150)	(1,909)

Total other income	11,421	17,527	37,136

Total noninterest income related to covered assets	$(47,849)	$19,250	$52,935

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$7,015	$20,440	$41,443
Holding costs and foreclosure expense	8,858	13,403	17,396

Total other real estate owned	15,873	33,843	58,839

Legal and professional fees	6,439	9,996	10,221
Other operating expense
Other covered asset expenses	49	84	53

Total noninterest expense related to covered assets (2)	$22,361	$43,923	$69,113

(1)
OREO, legal and professional fees, and other expenses related to covered assets must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these categories may not be reimbursed by the FDIC.

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

        Net FDIC loss sharing expense was $64.8 million for 2013, compared to net FDIC loss sharing expense of $6.0 million in 2012 and $8.6 million in 2011. The higher expense in 2013 compared to prior year periods was primarily attributable to lower gains recognized on the FDIC indemnification asset from a revision of the Company's projected cash flows forecast on its covered loans. The lower gain on the indemnification asset was due to improving credit quality and cash flows, which resulted in lower expected reimbursements from the FDIC. The higher net FDIC loss sharing expense in 2013 was also a result of lower expected reimbursements from the FDIC due to decreases in covered OREO and loan expenses, and lower expense associated with a decline in OREO sales and the removal of indemnification asset for loans transferred to OREO. The growth in FDIC loss sharing expense during 2013 compared to 2012 was partially offset by lower loan recoveries shared with the FDIC.

        The Company recognized a net gain on sales of covered OREO of $5.5 million in 2013 compared to $7.7 million in 2012 and $16.3 million in 2011. Other income related to covered assets was $11.4 million, $17.5 million and $37.1 million in 2013, 2012 and 2011, respectively, and consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments and OREO income. The decrease in total other income from prior periods was primarily attributable to lower net gains recognized on the transfers of covered loans to OREO. Net gains were $8.3 million in 2013, compared to $16.2 million in 2012 and $33.9 million in 2011. The gain or loss recognized on the transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the years ended December 31, 2013, 2012 and 2011.

Noninterest expense

        Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses. These expenses may be subject to FDIC reimbursement. Expenses must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC if they do not meet the criteria. Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $15.9 million for 2013, down from $33.8 million for 2012 and $58.8 million for 2011. Legal and professional fees related to covered assets were $6.4 million in 2013, down from $10.0 million in 2012 and $10.2 million in 2011.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 23 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2013 to 2012

        Net income for the Commercial and Private Banking segment increased to $153.5 million for 2013 from $124.8 million for 2012. The increase in net income from the prior-year period was primarily attributable to higher interest income from loan growth and lower provision for loan losses. Net interest income increased to $757.5 million in 2013 from $724.4 million in 2012 due in part to loan growth. Average loans, excluding covered loans, were $15.72 billion in 2013, up 19 percent from $13.22 billion in 2012, due to organic loan growth. The growth in net interest income was also a result of deposit growth. The Asset Liability Funding Center ("Funding Center"), which is used for funds transfer pricing, pays the business line units for generating deposits. Net interest income increased in the Commercial and Private Banking segments as deposits grew from the prior year. Average deposits increased by 11 percent to $23.42 billion for 2013 from $21.06 billion for 2012. The growth in net interest income was partially offset by lower income from covered loan prepayments and covered portfolio run-off. Average covered loans decreased to $865.6 million for 2013 from $1.27 billion for the prior year.

        The segment recorded no provision for credit losses on loan and leases, excluding covered loans during 2013, compared to $10.0 million for 2012. Provision for losses on covered loans decreased to $0.6 million for 2013 from $45.3 million for 2012. Refer to "Results of Operations—Provision for Credit Losses" and "Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality" included elsewhere in this report for further discussion of the provision.

        Noninterest income was $161.3 million for 2013, down 25 percent from $214.2 million for 2012. Increases in fee income on deposit accounts and international services fees were more than offset by higher FDIC loss sharing expense and lower net gains on the sale of OREO. Refer to "Results of Operations—Noninterest Income and Expense Related to Covered Assets" included elsewhere in this report for further discussion of FDIC loss sharing expense. Noninterest expense, including depreciation and amortization, increased to $701.6 million for 2013 from $699.1 million for the year earlier. Increases in operating expenses associated with the acquisition of FAEF in April 2012 and higher incentive compensation were largely offset by decreases in covered OREO expense and lower FDIC assessments.

Comparison of 2012 to 2011

        Net income for the Commercial and Private Banking segment decreased to $124.8 million for 2012 from $144.6 million for 2011. The decrease in net income from 2011 was primarily attributable to lower net interest income and lower noninterest income. Net interest income decreased to $724.4 million for 2012 from $740.4 million for 2011. The decline in net interest income during 2012 was primarily a result of lower funds transfer pricing income on deposits. In 2012, the funds transfer pricing rate paid on core non-maturing deposits was lowered by 50 percent from 2011. The funds transfer pricing system intends to protect the business line from interest rate volatility, but during extended periods of extremely low or high interest rates, it is not possible to fully mitigate the impact of rate changes. As such, despite record deposit and loan generation in 2012, net interest income declined from 2011. This decrease in net interest income was partially offset by interest income from leases acquired in the FAEF acquisition and higher interest income from covered loans due to an increase in income from the accelerated yield recognition on covered loans that were paid off or charged off during the year.

        Average loans, excluding covered loans, were $13.22 billion in 2012, up 14 percent from $11.64 billion in 2011, due to organic loan growth, an increase in purchased participations in Shared National Credits, and leases acquired in the FAEF acquisition. Average covered loans decreased to $1.27 billion for 2012 from $1.70 billion for 2011. Average deposits increased by 12 percent to $21.06 billion for 2012 from $18.86 billion for 2011.

        Provision for credit losses on loans and leases, excluding covered loans, decreased to $10.0 million for 2012 from $12.5 million for 2011. Provision for losses on covered loans was $45.3 million for 2012 and $43.6 million for 2011. Refer to "Results of Operations—Provision for Credit Losses" included elsewhere in this report for further discussion of the provision.

        Noninterest income decreased by 4 percent to $214.2 million for 2012 from $222.3 million for 2011. The decrease is primarily due to lower gains on transfers of covered loans to OREO in 2012. Additionally, noninterest income for 2011 included an $8.2 million acquisition gain. These declines in noninterest income were partially offset by increases in lease income from FAEF and higher income from client swap transactions. Noninterest expense, including depreciation and amortization, increased to $699.1 million for 2012 from $696.9 million for the year earlier. Increases in operating expenses associated with acquisitions were largely offset by decreases in covered OREO expense and lower FDIC assessments.

Wealth Management

Comparison of 2013 to 2012

        The Wealth Management segment had net income attributable to CNC of $19.4 million for 2013, up from $10.1 million for 2012. Noninterest income was $232.9 million for 2013, an increase of 24 percent from $187.8 million for 2012. The increase from prior year was due to higher wealth management fees from the acquisition of Rochdale in July 2012, additional sales, and market appreciation. Refer to "Results of Operations—Noninterest Income—Wealth Management" included elsewhere in this report for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $204.0 million for 2013 compared with $175.6 million for the year earlier. The increase in noninterest expense in 2013 was largely due to the recognition of a full year of operating costs attributable to Rochdale.

Comparison of 2012 to 2011

        The Wealth Management segment had net income attributable to CNC of $10.1 million for 2012, an increase of 45 percent from $6.9 million for 2011. Noninterest income increased by 16 percent to $187.8 million for 2012 from $162.2 million for 2011. Noninterest expense, including depreciation and amortization, was $175.6 million for 2012 compared with $152.4 million for 2011. The increase in noninterest income and noninterest expense in 2012 compared with 2011 was primarily due to the Rochdale acquisition.

Other

Comparison of 2013 to 2012

        Net income attributable to CNC for the Other segment decreased to $57.1 million for 2013 from $73.2 million for 2012. The decrease from prior year was primarily a result of lower net interest income. Net interest income decreased to $65.2 million for 2013 from $102.8 million for 2012. The Funding Center, which is included in the Other segment and is used for funds transfer pricing, charges the business line units for loans and pays them for generating deposits. During 2013, funding credit given to the Commercial and Private Banking segment increased compared with 2012 due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment.

        Noninterest income (loss) was ($39.1) million for 2013 compared with ($44.4) million for 2012. The change in noninterest income (loss) for 2013 compared with the year-earlier period was due primarily to increased gains on sales of securities.

Comparison of 2012 to 2011

        Net income attributable to CNC for the Other segment increased to $73.2 million for 2012 from $20.9 million for 2011. In general, net interest income decreases in the Funding Center when loans and securities balances decrease or when deposit balances increase. However, in periods of extremely low interest rates, the funding credit given on deposits to the Commercial and Private Banking segment declines considerably which may cause net interest income in the Funding Center to increase. Net interest income increased to $102.8 million for 2012 from $30.5 million for 2011. The increase in net interest income was due to higher funds transfer income due to loan and securities growth, and to a reduction in the funds transfer rate paid to business line units on deposit balances. Although deposits have increased from 2011, the transfer pricing paid on deposits declined as a result of the continuing low interest rate environment.

        Noninterest income (loss) was ($44.4) million for 2012 compared with ($42.7) million for 2011. The change in noninterest income (loss) reflects an increase in the elimination of inter-segment revenues (recorded in Other segment) due to higher wealth management fee income compared to the year-earlier period, as well as lower net gains on the sale of securities.

Income Taxes

        The Company recognized income tax expense of $94.6 million in 2013, compared to tax expense of $98.8 million in 2012 and $77.6 million in 2011. The effective tax rate for 2013 was equal to 28.9 percent of pretax income, compared to 32.1 percent for 2012 and 30.6 percent for 2011. The decrease in the effective tax rate in 2013 compared to 2012 was primarily attributable to increased tax benefits from bank-owned life insurance, investments in affordable housing partnerships and tax refund claims filed. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance, and other adjustments.

        The Company had net deferred tax assets of $218.0 million and $124.5 million as of December 31, 2013 and 2012, respectively.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2013. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The potential financial statement impact, if any, resulting from the completion of these audits is not expected to be material.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2013.

        See Note 18 of the Notes to Consolidated Financial Statements for further discussion of income taxes.

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

Risk Management Framework

        Risk management oversight and governance is provided through the Board of Directors' Audit & Risk Committee and facilitated through multiple management committees. Consisting of four outside directors, the Audit & Risk Committee monitors the Company's overall aggregate risk profile as established by the Board of Directors including all credit, market, liquidity, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include ALCO, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types. These committees include the Compliance Committee, the Wire Risk Committee, Product Review Committee and the Information Technology Steering Committee, among others, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit & Risk Committee with independent assessments of the Company's internal control and related systems and processes.

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

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 92 percent of funding for average total assets in 2013 and 2012, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        Funding obtained through short-term wholesale or market sources averaged $514.1 million and $52.1 million for 2013 and 2012. The Company's liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $739.5 million in 2013 compared with $833.8 million for 2012. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $739.0 million during 2013 compared with $382.0 million in 2012. In addition, the Company has committed and unutilized secured borrowing capacity of $5.22 billion as of December 31, 2013 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $7.38 billion and $7.40 billion in 2013 and 2012, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.96 billion at December 31, 2013. These securities could be used as collateral for borrowing or a portion of securities available-for-sale could be sold.

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

The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2013, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loans and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans which are in a runoff mode, increase 10 percent per year compared to the base case. Similarly, deposits decline 7.5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2013, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect of net interest margin. At December 31, 2013, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 10.7 percent in year one and a 36.1 percent increase in year two over the base case. This compares to an increase in projected net interest income of approximately 8.3 percent in year one and a 28.8 percent increase in year two, over the base case at December 31, 2012. Prior year percentages have been restated to conform with current methodology. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.9 percent in year one and 39.6 percent increase in year two over the base case. The Company's asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company's interest rate risk exposure remains within Board limits and ALCO guidelines.

        The Company's loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company's loan portfolio, including covered loans, by major loan category as of December 31, 2013. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR based index.

	Floating Rate
						Total Loans
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed
Commercial and lease financing	$2,074	$4,536	$6,610	$40	$1,515	$8,165
Commercial real estate mortgages	295	1,746	2,041	64	1,118	3,223
Residential mortgages	—	—	—	3,113	1,441	4,554
Real estate construction	100	244	344	—	23	367
Home equity loans and lines of credit	694	—	694	4	11	709
Installment	83	—	83	—	69	152
Covered loans	39	93	132	466	119	717

Total loans and leases	$3,285	$6,619	$9,904	$3,687	$4,296	$17,887

Percentage of portfolio	18%	37%	55%	21%	24%	100%

        Certain floating rate loans have a "floor" rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At December 31, 2013, $9.90 billion (55 percent) of the Company's loan portfolio was floating rate, of which $8.00 billion (81 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.38 billion (14 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $56.9 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company's floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of December 31, 2013:

		Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
	Loans with No Floor and Current Rate Greater than Floor
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,154	$761	$361	$9	$3,285
LIBOR	5,854	619	98	48	6,619

Total floating rate loans	$8,008	$1,380	$459	$57	$9,904

% of total floating rate loans	81%	14%	5%	—%	100%

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

        As of December 31, 2013, an instantaneous 200 basis point increase in interest rates results in an 8.9 percent decline in EVE. This compares to a 5.7 percent decline a year-earlier. The prior year percentage has been restated to conform with current methodology. The increase in sensitivity was due to changes in the mix of the balance sheet, primarily growth in the investment portfolio as deposit growth exceeded loan growth, as well as the steepening of the yield curve. Measurement of a 200 basis point decrease in rates as of December 31, 2013 and December 31, 2012 is not meaningful due to the current low rate environment.

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

        The Company had no interest-rate swaps designated as hedging instruments at December 31, 2013. At December 31, 2012, the Company had interest-rate swaps with a notional amount of $205.5 million and fair value of $2.3 million. The swaps were hedges of long-term debt which matured on the same date as the Company's senior notes in February 2013.

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2013 and 2012. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2013 and 2012, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.02 billion and $2.49 billion, respectively.

Counterparty Risk and Collateral

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate swaps had $2.4 million and $1.6 million of credit risk exposure at December 31, 2013 and 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at December 31, 2013. The Company delivered cash and securities collateral valued at $20.2 million on swap agreements at December 31, 2013.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2013, the Company's outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $474.0 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $3.7 million and $3.5 million at December 31, 2013, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $29.72 billion at December 31, 2013, an increase of 4 percent from $28.62 billion at December 31, 2012. Average assets were $28.29 billion for 2013, an increase of 12 percent from $25.24 billion for 2012. Total average interest-earning assets were $26.63 billion in 2013, up from $23.56 billion in 2012. The increase in period-end and average assets from the prior year largely reflects loan growth.

Securities

        At December 31, 2013, the Company had total securities of $9.28 billion, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million. The Company had total securities of $10.72 billion at December 31, 2012, comprised of securities available-for-sale at fair value of $9.21 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million. The increase in the held-to-maturity portfolio at December 31, 2013 compared to 2012 was due primarily to the transfer of $994.3 million of debt securities from the available-for-sale category to the held-to-maturity category during the fourth quarter of 2013. The transfer was made as part of a change in the Company's strategy to mitigate the potential volatility of higher interest rates on market values in the available-for-sale securities portfolio. The overall decrease in the total securities portfolio from the prior year end is due to growth in loan balances in excess of deposit growth.

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	December 31, 2013		December 31, 2012
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$35,312	$35,335	$20,393	$20,397
Federal agency—Debt	1,417,509	1,410,536	2,344,374	2,349,202
Federal agency—MBS	156,399	157,226	653,428	693,032
CMOs—Federal agency	4,037,348	3,997,298	5,233,126	5,318,253
CMOs—Non-agency	38,383	37,462	62,975	61,513
State and municipal	407,312	415,995	437,266	454,474
Other debt securities	175,091	178,822	305,340	307,417

Total available-for-sale debt securities	6,267,354	6,232,674	9,056,902	9,204,288
Equity securities and mutual funds	337	8,443	336	1,701

Total available-for-sale securities	$6,267,691	$6,241,117	$9,057,238	$9,205,989

Securities held-to-maturity (1):
Federal agency—Debt	$178,413	$173,424	$97,183	$101,215
Federal agency—MBS	445,360	434,435	303,642	314,950
CMOs—Federal agency	1,781,219	1,742,437	745,980	774,571
State and municipal	454,155	435,562	251,598	255,863
Other debt securities	98,696	98,077	—	—

Total held-to-maturity securities	$2,957,843	$2,883,935	$1,398,403	$1,446,599

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

        The average duration of the $6.24 billion available-for-sale portfolio was 2.4 years at December 31, 2013, up from 2.3 years at December 31, 2012.

        Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders' equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At December 31, 2013, the available-for-sale securities portfolio had a net unrealized loss of $26.6 million, comprised of $56.1 million of unrealized gains and $82.6 million of unrealized losses. At December 31, 2012, the available-for-sale securities portfolio had a net unrealized gain of $148.8 million, comprised of $163.3 million of unrealized gains and $14.5 million of unrealized losses. The increase in unrealized losses from the prior year was driven by an increase in medium and longer-term interest rates during 2013.

        The Company recognized $8.0 million of net gains on the sale of securities in 2013, compared to net gains of $1.1 million and $5.1 million in 2012 and 2011, respectively. The Company sold some longer duration securities from its available-for-sale portfolio during 2013 to shorten the duration of the investment portfolio in anticipation of higher interest rates. Gains from these sales were partly offset by losses on the sale of collateralized debt obligation and collateralized loan obligation securities.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2013, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$12,041	$23,294	$—	$—	$35,335
Federal agency—Debt	479,705	872,099	58,732	—	1,410,536
Federal agency—MBS	54	95,718	61,454	—	157,226
CMOs—Federal agency	111,773	3,452,663	432,862	—	3,997,298
CMOs—Non-agency	—	32,182	5,280	—	37,462
State and municipal	63,046	349,613	—	3,336	415,995
Other	—	178,822	—	—	178,822

Total debt securities available-for-sale	$666,619	$5,004,391	$558,328	$3,336	$6,232,674

Amortized cost	$664,211	$5,023,953	$575,790	$3,400	$6,267,354

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$58,639	$119,774	$178,413
Federal agency—MBS	44	30,001	403,869	11,446	445,360
CMOs—Federal agency	—	640,808	1,140,411	—	1,781,219
State and municipal	—	12,860	194,220	247,075	454,155
Other	—	98,696	—	—	98,696

Total debt securities held-to-maturity at amortized cost	$44	$782,365	$1,797,139	$378,295	$2,957,843

Impairment Assessment

        The Company performs a quarterly assessment of the debt and equity securities held in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security's new cost basis.

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million, $0.3 million and $0.7 million for 2013, 2012 and 2011, respectively. There was no non-credit related other-than-temporary impairment recognized in accumulated other comprehensive income ("AOCI") on securities available-for sale at December 31, 2013. The Company recognized $1.0 million and $4.2 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at December 31, 2012 and 2011, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2013 and 2012.

        Of the total securities available-for-sale in an unrealized loss position at December 31, 2013, approximately $2.71 billion of securities with unrealized losses of $44.3 million were in a continuous unrealized loss position for less than 12 months and $784.3 million of securities with unrealized losses of $38.4 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities.

        At December 31, 2012, approximately $1.94 billion of securities with unrealized losses of $6.5 million were in a continuous unrealized loss position for less than 12 months and $55.9 million of securities with unrealized losses of $8.0 million were in a continuous loss position for more than 12 months. While the securities in a loss position at December 31, 2012 were comprised mostly of CMO securities, a significant portion of the total gross unrealized loss related to collateralized debt obligation senior notes.

        See Note 5, Securities, of the Notes to Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Commercial	$7,404,116	$6,211,353	$4,846,594	$4,136,874	$4,335,052
Commercial real estate mortgages	3,223,001	2,739,284	2,156,991	1,958,317	2,161,451
Residential mortgages	4,554,311	3,962,205	3,763,218	3,552,312	3,533,453
Real estate construction	367,004	313,190	269,367	467,785	835,589
Home equity loans and lines of credit	709,344	711,750	741,081	733,741	734,182
Installment	151,955	142,793	132,647	160,144	172,566
Lease financing	760,707	737,720	399,487	377,455	374,615

Loans and leases, excluding covered loans	17,170,438	14,818,295	12,309,385	11,386,628	12,146,908
Less: Allowance for loan and lease losses	(302,584)	(277,888)	(262,557)	(257,007)	(288,493)

Loans and leases, excluding covered loans, net	16,867,854	14,540,407	12,046,828	11,129,621	11,858,415
Covered loans	716,911	1,031,004	1,481,854	1,857,522	1,851,821
Less: Allowance for loan losses	(15,922)	(44,781)	(64,565)	(67,389)	—

Covered loans, net	700,989	986,223	1,417,289	1,790,133	1,851,821

Total loans and leases	$17,887,349	$15,849,299	$13,791,239	$13,244,150	$13,998,729

Total loans and leases, net	$17,568,843	$15,526,630	$13,464,117	$12,919,754	$13,710,236

Commercial	43.2%	41.9%	39.4%	36.3%	35.7%
Commercial real estate mortgages	18.8	18.5	17.5	17.2	17.8
Residential mortgages	26.5	26.7	30.6	31.2	29.1
Real estate construction	2.1	2.1	2.2	4.1	6.9
Home equity loans and lines of credit	4.1	4.8	6.0	6.5	6.0
Installment	0.9	1.0	1.1	1.4	1.4
Lease financing	4.4	5.0	3.2	3.3	3.1

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

        Total loans and leases were $17.89 billion, $15.85 billion and $13.79 billion at December 31, 2013, 2012 and 2011, respectively. Total loans and leases, excluding covered loans, were $17.17 billion, $14.82 billion and $12.31 billion as of December 31, 2013, 2012 and 2011, respectively.

        Total loans and leases, excluding covered loans, at December 31, 2013 increased 16 percent from December 31, 2012. Commercial loans, including lease financing, and commercial real estate mortgage loans increased 17 percent and 18 percent, respectively. Residential mortgage loans grew 15 percent and real estate construction loans were up 17 percent. Installment loans increased 6 percent from 2012.

        The following loan information excludes covered loans. Covered loans are discussed in more detail on page 82 of this section.

Commercial and Lease Financing

        Commercial loans, including lease financing, were $8.16 billion at December 31, 2013, representing 47.6 percent of the loan portfolio, excluding covered loans, compared with $6.95 billion, or 46.9 percent of the loan portfolio, at December 31, 2012. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2013 was approximately $1.4 million. At December 31, 2013, commercial loans totaling approximately $14.3 million were on nonaccrual compared to $9.2 million at December 31, 2012.

        To grow loans and diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2013, purchased SNC commitments totaled $3.49 billion, or 13 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $1.60 billion, or approximately 9 percent of total loans outstanding, excluding covered loans at December 31, 2013. At December 31, 2012, purchased SNC commitments totaled $2.98 billion and outstanding balances totaled $1.32 billion.

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

        Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands)	2013	%	2012	%
Services	$1,438,182	17.6	$1,170,484	16.8
Entertainment	1,408,828	17.3	1,258,450	18.1
Finance and insurance	852,864	10.4	602,026	8.7
Retail trade	787,856	9.6	694,731	10.0
Real estate owner/lessors (1)	750,001	9.2	775,611	11.2
Commercial banking	611,594	7.5	320,329	4.6
Manufacturing	527,286	6.5	422,676	6.1
Wholesale trade	463,890	5.7	398,016	5.7
Portfolio management	416,001	5.1	452,470	6.5
Public finance	314,761	3.9	291,605	4.2
Transportation	142,033	1.7	133,122	1.9
Construction/development (1)	122,354	1.5	173,331	2.5
Other	329,173	4.0	256,222	3.7

Total	$8,164,823	100.0	$6,949,073	100.0

Nonaccrual loans	$14,298		$9,207

Percentage of total commercial loans	0.18%		0.13%

(1)
Not secured by real estate.

        The services and entertainment industries represents approximately 18 percent and 17 percent of the Company's commercial loan portfolio at December 31, 2013, respectively. Commercial loans and leases in the services industry represent a diversified portfolio of loans to individuals and businesses involved in providing professional services in a broad range of areas including medical, legal, accounting, engineering, education, communications, advertising, rentals, and many others. Loans and leases in the entertainment industry consist of a diversified portfolio of clients. The Company possesses significant industry knowledge, which contributes to the satisfactory risk management of the entertainment loan portfolio. It generally evaluates, underwrites and documents loan requests within the entertainment division in the same manner as it would for similar requests for clients in its other private client, commercial and corporate lending businesses. There is no one area that accounts for more than 10 percent of the total loan and lease balances related to the services industry. While the entertainment and services industry may possess industry-specific risk elements, the Company believes that these risks are not significantly different from the industry risk relating to other types of commercial loans.

Residential Mortgage

        Residential mortgage loans comprised 26.5 percent of total loans, excluding covered loans, at the end of 2013. Residential mortgage loans are originated internally, primarily as an accommodation to private banking clients. None of the Company's loans have been originated through brokers or third parties. The Company has not purchased any residential mortgage loans since 1997, with the exception of purchases made for CRA purposes and residential mortgage loans acquired in FDIC-assisted acquisitions. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2013 was $1.1 million. At December 31, 2013, residential mortgage loans totaling $11.7 million were on nonaccrual compared to $9.6 million at December 31, 2012.

        The residential first mortgage loans originated internally have an average loan-to-value ("LTV") ratio of 56 percent at origination for 2013 and 2012. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The following table provides the composition of residential mortgage loans at December 31, 2013 by LTV ratio at origination:

Loan-to-value	Residential mortgages
Less than 60%	56.6%
Over 60% through 65%	14.5
Over 65% through 70%	9.7
Over 70% through 75%	12.8
Over 75% through 80%	6.4
Over 80%	—

        The Company has no residential mortgage loans with option adjustable rate mortgage terms or that allow for negative amortization, but does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $1.49 billion and home equity loans and lines of credit totaling approximately $709.3 million as of December 31, 2013. As of December 31, 2012, there were interest-only residential mortgages totaling approximately $1.17 billion and home equity loans and lines of credit totaling approximately $711.8 million. The underwriting criteria for interest-only residential mortgage loans is similar to fully amortizing residential mortgage loans. In addition, the loan loss methodology for interest-only loans is consistent with the methodology for fully amortizing loans. Overall performance of interest-only residential mortgage loans is consistent with the performance of the remainder of the residential mortgage portfolio.

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 18.8 percent of the loan portfolio, excluding covered loans, were comprised of 91.6 percent commercial properties and 8.4 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2013 was $2.4 million. At December 31, 2013, commercial real estate mortgage loans totaling approximately $18.4 million were on nonaccrual compared to $33.2 million at December 31, 2012.

        A breakdown of real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands)	2013	%	2012	%
Industrial	$1,099,884	34.1	$938,970	34.3
Office buildings	647,927	20.1	607,936	22.2
Special purpose real estate	438,320	13.6	353,315	12.9
Shopping centers	298,895	9.3	297,558	10.9
Condominiums/apartments	271,176	8.4	195,306	7.1
Mini-storage	73,384	2.3	84,345	3.1
Hotels/motels	33,523	1.0	17,380	0.6
Auto dealerships	31,274	1.0	33,794	1.2
Land, agriculture	20,654	0.6	21,515	0.8
Non-profit (religious/schools)	11,956	0.4	12,803	0.5
Other	296,008	9.2	176,362	6.4

Total	$3,223,001	100.0	$2,739,284	100.0

Nonaccrual loans	$18,449		$33,198

Percentage of total commercial real estate mortgage loans	0.57%		1.21%

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 2.1 percent of the loan portfolio, excluding covered loans, and a significant majority of the loans have guarantors. The real estate construction portfolio includes approximately $22.8 million of loans to borrowers in the for-sale housing industry compared to $14.6 million as of December 31, 2012. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2013 was $5.6 million. At December 31, 2013, real estate construction loans totaling approximately $19.1 million were on nonaccrual compared to $40.9 million at December 31, 2012.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2013	%	2012	%
Condominiums/apartments	$156,035	42.5	$101,074	32.3
Retirement homes	37,727	10.3	18,000	5.7
Land, commercial	36,429	9.9	42,401	13.5
Office buildings	35,592	9.7	67,036	21.4
1-4 family	22,824	6.2	14,579	4.7
Industrial	22,382	6.1	8,822	2.8
Land, residential	21,829	6.0	16,702	5.3
Shopping centers	11,306	3.1	11,208	3.6
Other	22,880	6.2	33,368	10.7

Total	$367,004	100.0	$313,190	100.0

Nonaccrual loans	$19,067		$40,882

Percentage of total real estate construction loans	5.20%		13.05%

Home Equity Loans and Lines of Credit

        Home equity loans and lines of credit which comprised 4.1 percent of total loans, excluding covered loans, at December 31, 2013 are made primarily to existing clients. The average outstanding loan balance per borrower in this portfolio at December 31, 2013 was $0.3 million. At December 31, 2013, home equity loans and lines of credit totaling approximately $5.1 million were on nonaccrual compared to $6.4 million at December 31, 2012.

        Home equity loans and lines of credit originated internally have an average cumulative LTV ratio of 51 percent and 52 percent at origination for 2013 and 2012, respectively. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The following table provides the composition of home equity loans and lines of credit at December 31, 2013 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	60.8%
Over 60% through 65%	16.1
Over 65% through 70%	9.3
Over 70% through 75%	8.2
Over 75% through 80%	3.3
Over 80%	2.3

        At December 31, 2013, approximately 37 percent, or $175.9 million, of the Company's second mortgage portfolio is comprised of loans where the Company also holds the first lien loan. For those loans in the second mortgage portfolio where the Company does not hold the first lien loan, the Company has a process in place to identify when borrowers have defaulted on their first mortgage and the first mortgagor has filed a notice of default. The Company has had a low default experience in its home equity portfolio.

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2013, installment loans comprised 0.9 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2013 was $0.1 million. Installment loans totaling approximately $32 thousand were on nonaccrual at December 31, 2013 compared to $0.5 million at December 31, 2012.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $716.9 million, $1.03 billion and $1.48 billion at December 31, 2013, 2012 and 2011, respectively. Covered loans, net of allowance for loan losses, were $701.0 million, $986.2 million and $1.42 billion as of December 31, 2013, 2012 and 2011, respectively.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Commercial	$10,009	$10,561	$30,911	$55,082	$10,337
Commercial real estate mortgages	666,628	931,758	1,288,352	1,569,739	1,640,828
Residential mortgages	4,976	5,652	14,931	18,380	7,477
Real estate construction	31,184	78,554	140,992	204,945	193,179
Home equity loans and lines of credit	3,695	3,790	5,167	6,919	—
Installment	419	689	1,501	2,457	—

Covered loans	716,911	1,031,004	1,481,854	1,857,522	1,851,821
Less: Allowance for loan losses	(15,922)	(44,781)	(64,565)	(67,389)	—

Covered loans, net	$700,989	$986,223	$1,417,289	$1,790,133	$1,851,821

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

        At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $89.2 million at December 31, 2013 and $150.0 million at December 31, 2012.

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

Loan Maturities

	December 31, 2013
(in millions)	Commercial	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Covered Loans	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$2,515	$119	$—	$108	$11	$81	$31	$2,865
Interest rate—fixed	413	44	1	3	—	64	28	553
After one year but within five years
Interest rate—floating	3,319	857	—	234	79	2	165	4,656
Interest rate—fixed	713	322	28	1	3	4	39	1,110
After five years
Interest rate—floating	817	1,130	3,113	2	606	—	402	6,070
Interest rate—fixed	388	751	1,412	19	10	1	52	2,633

Total loans	$8,165	$3,223	$4,554	$367	$709	$152	$717	$17,887

Percentage of floating rate loans to total loans	81%	65%	68%	94%	98%	55%	83%	76%

        Floating-rate loans comprised 76 percent of the total loan portfolio at December 31, 2013 compared to 73 percent at December 31, 2012. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

Other

        Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2013, total loans for construction, land development and other land represented 15 percent of total risk-based capital; total CRE loans represented 125 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE decreased 2 percent over the last 36 months.

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

  •
  FICO score

  •
  An evaluation of borrower and guarantor credit history

  •
  Liquidity reserves available

  •
  Down payment

  •
  Stability of income

  •
  Documentation types are limited to full documentation or verified assets

  •
  Verified asset loan is further limited by a combination of LTV (maximum of 65 percent) and FICO score

Home Equity Loans and Lines of Credit

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

        Hybrid loans have a 30-year amortization with a fixed period ranging from 3 to 10 years which converts to an adjustable rate mortgage with full amortization over the remaining maturity. All hybrid loans are tied to the 1-Year Constant Maturities Treasury (CMT) index, with interest rate adjustments occurring annually. The initial rate cap is a maximum of 2 percent for 3-year fixed-rate period loans and 5 percent for 5, 7 and 10-year fixed-rate period loans. The annual rate cap thereafter is a maximum of 2 percent, with lifetime caps of 6 percent and 5 percent, respectively. The minimum floor rate is 3.5 percent. The Company does not originate negative amortization loans. The Company typically originates mortgage loans to existing private banking clients whose history is well known to the Company. The underwriting policies for hybrid loans are the same as the underwriting policies for residential mortgage loans.

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

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	75%
Multi-family	75
Equity lines of credit	75
Shopping centers	75
Industrial	70
Office building	70
Churches/religious	60
Other improved property	60
Acquisition and development	45
Land, nonresidential	35

Asset Quality

Credit Risk Management

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $418.7 million at December 31, 2013, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

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

        The loan portfolios are monitored through delinquency tracking and a dynamic risk rating process that is designed to detect early signs of deterioration. In addition, once a loan has shown signs of deterioration, it is transferred to a Special Assets Department that consists of professionals who specialize in managing problem assets. An oversight group meets quarterly or more frequently to review the progress of problem loans and OREO. Also, the Company has established portfolio review requirements that include a periodic review and risk assessment by the Risk Management Division that reports to the Audit & Risk Committee of the Board of Directors.

Geographic Concentrations and Economic Trends by Geographic Region

        Although the Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 76 percent of total loans outstanding and New York and Nevada represented 8 percent and 2 percent, respectively, as of December 31, 2013. The remaining 14 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. While California has experienced significant declines in real estate values and adverse effects of the recession, the California housing market continues to make improvements. The Company also has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values. Within the Company's Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (44 percent), Orange (5 percent), San Diego (3 percent), San Francisco (2 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (35 percent), Orange (9 percent), San Diego (8 percent), Riverside (4 percent) and San Bernardino (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominantly in Los Angeles (21 percent), San Diego (14 percent), Orange (13 percent), Ventura (8 percent) and Sonoma (7 percent).

        Generally, loan portfolios related to borrowers or properties located within Nevada have fared worse than California and New York during the economic down-turn. However, conditions in Nevada are slowly improving and Nevada comprises a small percentage of the Company's loan portfolio. The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        Within the Company's covered loan portfolio at December 31, 2013, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

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

        The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company's allowance methodology procedures. See "Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

        The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the five years ended December 31. Activity is provided by loan portfolio segment which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010	2009
Loans and leases outstanding, excluding covered loans	$17,170,438	$14,818,295	$12,309,385	$11,386,628	$12,146,908

Average loans and leases outstanding, excluding covered loans	$15,775,880	$13,285,220	$11,698,388	$11,576,380	$12,296,619

Allowance for loan and lease losses (1)
Balance, beginning of the year	$277,888	$262,557	$257,007	$288,493	$224,046
Loan charge-offs:
Commercial	(8,072)	(24,407)	(30,512)	(69,427)	(93,590)
Commercial real estate mortgages	(1,315)	(1,611)	(4,573)	(29,833)	(8,775)
Residential mortgages	(106)	(2,402)	(1,475)	(3,327)	(2,514)
Real estate construction	(100)	(9,769)	(8,897)	(36,020)	(125,358)
Home equity loans and lines of credit	(500)	(1,258)	(1,834)	(2,120)	(2,016)
Installment	(374)	(1,066)	(914)	(2,529)	(5,018)

Total charge-offs	(10,467)	(40,513)	(48,205)	(143,256)	(237,271)

Recoveries of loans previously charged-off:
Commercial	26,990	34,848	15,742	6,131	5,908
Commercial real estate mortgages	1,791	1,527	11,515	235	112
Residential mortgages	147	823	392	130	109
Real estate construction	13,053	8,309	13,927	5,436	4,907
Home equity loans and lines of credit	698	95	68	152	2
Installment	1,591	1,982	1,179	875	317

Total recoveries	44,270	47,584	42,823	12,959	11,355

Net loan recoveries (charge-offs)	33,803	7,071	(5,382)	(130,297)	(225,916)
Provision for credit losses	—	10,000	12,500	103,000	285,000
Transfers (to) from reserve for off-balance sheet credit commitments	(9,107)	(1,740)	(1,568)	(4,189)	5,363

Balance, end of the year	$302,584	$277,888	$262,557	$257,007	$288,493

Net recoveries (charge-off) to average loans and leases, excluding covered loans	0.21%	0.05%	(0.05)%	(1.13)%	(1.84)%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.76%	1.88%	2.13%	2.26%	2.38%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$24,837	$23,097	$21,529	$17,340	$22,703
Transfers from (to) allowance	9,107	1,740	1,568	4,189	(5,363)

Balance, end of the year	$33,944	$24,837	$23,097	$21,529	$17,340

(1)
The allowance for loan and lease losses does not include any amounts related to covered loans.

        Net loan recoveries on non-covered loans were $33.8 million in 2013, compared to net recoveries of $7.1 million in 2012, and net charge-offs of $5.4 million in 2011, $130.3 million in 2009 and $225.9 million in 2008. Total loan-charge-offs have significantly declined from prior periods and total loan recoveries have grown from $11.4 million in 2009 to $44.3 million in 2013. While the Company has recognized significant recoveries in its commercial and real estate construction loan portfolio during 2011 through 2013, the majority of the activity relates to a small group of individual credits. This activity is not necessarily of a recurring nature and not indicative of a trend for future recoveries.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands) (1)	2013	2012	2011	2010	2009	2013	2012	2011	2010	2009
Commercial and lease financing	$117,103	$104,731	$83,514	$82,451	$110,547	38%	38%	32%	32%	38%
Commercial real estate mortgages	50,678	48,901	48,451	52,516	52,011	17	17	18	20	18
Residential mortgages	11,540	10,558	14,122	16,753	12,797	4	4	5	7	4
Real estate construction	6,351	11,784	20,155	40,824	53,722	2	4	8	16	19
Home equity loans and lines of credit	6,677	7,283	8,077	7,229	3,734	2	3	3	3	1
Installment	1,842	1,858	1,972	3,931	4,665	1	1	1	1	2
Unallocated	108,393	92,773	86,266	53,303	51,017	36	33	33	21	18

Total	$302,584	$277,888	$262,557	$257,007	$288,493	100%	100%	100%	100%	100%

(1)
Prior periods have been reclassified to conform to current period presentation.

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

        The Company has a qualitative factor matrix to determine the amount of unallocated reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At December 31, 2013, the Company had total qualitative reserves of $108.4 million, of which $29.1 million, $51.5 million and $27.8 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

        Nonaccrual loans, excluding covered loans, were $68.7 million at December 31, 2013, down from $99.8 million at December 31, 2012 and $112.0 million at December 31, 2011. Net loan recoveries in 2013 were $33.8 million, or 0.21 percent of average loans and leases, excluding covered loans, compared to net loan recoveries of $7.1 million, or 0.05 percent in 2012 and net loan charge-offs $5.4 million, or 0.05 percent in 2011. Classified loans were $315.5 million at December 31, 2013, down 22 percent from $403.1 million at December 31, 2012. In accordance with the Company's allowance for loan and lease losses methodology and in response to continuing credit quality improvement and net recoveries, the Company recorded no provision for loan and lease losses in 2013. The Company recorded a provision expense of $10.0 million in 2012.

        The allowance for loan and lease losses, excluding covered loans, was $302.6 million as of December 31, 2013, compared with $277.9 million as of December 31, 2012 and $262.6 million as of

December 31, 2011. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.76 percent, 1.88 percent and 2.13 percent at December 31, 2013, 2012 and 2011, respectively. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 372.4 percent, 230.0 percent and 183.8 percent at December 31, 2013, 2012 and 2011, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

        The following table summarizes the activity in the allowance for losses on covered loans for the years ended December 31, 2013, 2012, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2013	2012	2011	2010
Balance, beginning of period	$44,781	$64,565	$67,389	$—
Provision for losses	635	45,346	43,646	76,218
Net recoveries (charge-offs)	9	—	(325)	(414)
Reduction in allowance due to loan removals	(29,503)	(65,130)	(46,145)	(8,415)

Balance, end of period	$15,922	$44,781	$64,565	$67,389

        The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management's review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid-off, fully charged off, sold or transferred to OREO.

        Provision for losses on covered loans was $0.6 million in 2013, down from $45.3 million in 2012. The decrease from prior year was primarily due to the stabilized credit quality of covered loans. The allowance for losses on covered loans was $15.9 million at December 31, 2013, down from $44.8 million at December 31, 2012 as a result of lower provision expense and an increase in loan removals. The covered loan portfolio decreased 30 percent to $716.9 million at December 31, 2013 from $1.03 billion at December 31, 2012.

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

Impaired Loans

        Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. The assessment for impairment occurs when and while such loans are on nonaccrual, or when the loan has been restructured. When a loan with unique risk characteristics has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary (remaining) source of repayment for the loan is the operation or liquidation of the underlying collateral. In these cases, the current fair value of the collateral, reduced by costs to sell, will be used in place of discounted cash flows. As a final alternative, the observable market price of the debt may be used to measure impairment.

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

        Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At December 31, 2013, impaired loans included $5.1 million of loans previously reported as impaired that are less than $1 million.

        The following table presents information on impaired loans as of December 31, 2013 and 2012. Loan and lease balances reflect the recorded investment as of the reporting date.

	December 31,
	2013		2012
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$21,194	$3,025	$19,081	$2,403
Impaired loans with no related allowance	79,470	—	119,511	—

Total impaired loans, excluding covered loans	$100,664		$138,592

Total impaired loans by loan type:
Commercial	$31,857	$1,961	$26,277	$952
Commercial real estate mortgages	38,154	586	53,085	1,326
Residential mortgages	9,211	478	8,810	9
Real estate construction	19,097	—	45,510	—
Home equity loans and lines of credit	2,329	—	4,461	116
Installment	16	—	449	—

Total impaired loans, excluding covered loans	$100,664	$3,025	$138,592	$2,403

(1)
Impaired loans include $42.1 million and $48.8 million of loans that are on accrual status at December 31, 2013 and 2012, respectively.

        The recorded investment in impaired loans, excluding covered loans, was $100.7 million at December 31, 2013 compared to $138.6 million at December 31, 2012. There were no impaired covered loans at December 31, 2013 and 2012.

Troubled Debt Restructured Loans

        Troubled debt restructured loans were $52.2 million, before specific reserves of $0.8 million, at December 31, 2013. At December 31, 2012, troubled debt restructured loans were $94.9 million, before specific reserves of $1.7 million. Troubled debt restructured loans included $25.8 million and $47.3 million of restructured loans on accrual status at December 31, 2013 and 2012, respectively. As of December 31, 2013, commitments to lend additional funds on restructured loans totaled $1.1 million.

Nonaccrual and Past Due Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $81.3 million, or 0.47 percent of total loans and OREO, excluding covered assets, at December 31, 2013, compared with $120.8 million, or 0.81 percent, at December 31, 2012. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $25.5 million and $58.3 million at December 31, 2013 and December 31, 2012, respectively.

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

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans is provided below:

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Past due loans, excluding covered loans
30-89 days past due	$11,116	$40,086	$17,978	$35,377	$55,699
90 days or more past due on accrual status:
Commercial	—	602	—	904	3,651
Commercial real estate mortgages	—	—	—	—	1,582
Residential mortgages	379	379	379	379	456
Home equity loans and lines of credit	74	—	74	—	—
Lease financing	—	—	—	1,216	—

Total 90 days or more past due on accrual status	$453	$981	$453	$2,499	$5,689

Past due covered loans
30-89 days past due	$15,494	$43,437	$49,111	$99,506	$107,680
90 days or more past due on accrual status	45,662	112,396	330,169	399,019	173,309

        The following table presents information concerning nonaccrual loans and OREO:

	December 31,
(in thousands)	2013	2012	2011	2010	2009
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$14,248	$9,087	$19,888	$19,498	$76,103
Commercial real estate mortgages	18,449	33,198	21,948	44,882	76,027
Residential mortgages	11,661	9,603	9,771	18,721	15,488
Real estate construction	19,067	40,882	50,876	98,209	202,605
Home equity loans and lines of credit	5,144	6,424	8,669	6,782	3,422
Installment	32	473	874	590	9,176
Lease financing	50	120	—	2,241	5,886

Total nonaccrual loans, excluding covered loans	68,651	99,787	112,026	190,923	388,707
OREO, excluding covered OREO	12,611	21,027	30,790	57,317	53,308

Total nonperforming assets, excluding covered assets	$81,262	$120,814	$142,816	$248,240	$442,015

Nonperforming covered assets
Nonaccrual loans	$—	$—	$422	$2,557	$—
OREO	25,481	58,276	98,550	120,866	60,558

Total nonperforming covered assets	$25,481	$58,276	$98,972	$123,423	$60,558

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.40%	0.67%	0.91%	1.68%	3.20%
Nonperforming assets as a percentage of total loans and OREO	0.47	0.81	1.16	2.17	3.62
Allowance for loan and lease losses to nonaccrual loans	440.76	278.48	234.37	134.61	74.22
Allowance for loan and lease losses to total nonperforming assets	372.36	230.01	183.84	103.53	65.27
Allowance for loan and lease losses to total loans and leases	1.76	1.88	2.13	2.26	2.38

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

        The table below summarizes the total activity in non-covered and covered nonaccrual loans for the years ended December 31, 2013 and 2012:

Changes in Nonaccrual Loans

(in thousands)	2013	2012
Balance, beginning of the year	$99,787	$112,448
Loans placed on nonaccrual	40,879	83,304
Net recoveries (charge-offs)	4,093	(23,776)
Loans returned to accrual status	(15,240)	(12,217)
Repayments (including interest applied to principal)	(59,861)	(48,416)
Transfers to OREO	(1,007)	(11,556)

Balance, end of the year	$68,651	$99,787

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $4.8 million, $7.1 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 1, 3 and 7 basis points for the years ended December 31, 2013, 2012 and 2011, respectively.

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $42.8 million of credit facilities to 12 borrowers as of February 19, 2014, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2013, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. In the Form 10-Q for the period ended September 30, 2013, the Company reported that management had identified $38.2 million of credit facilities to 22 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

        The following table provides a summary of OREO activity for 2013 and 2012:

	2013			2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	3,283	22,993	26,276	14,177	50,377	64,554
Sales	(10,280)	(48,773)	(59,053)	(17,147)	(70,211)	(87,358)
Valuation adjustments	(1,419)	(7,015)	(8,434)	(6,793)	(20,440)	(27,233)

Balance, end of year	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303

        OREO was $38.1 million and $79.3 million as of December 31, 2013 and 2012, respectively. The OREO balance for year end 2013 includes covered OREO of $25.5 million compared with $58.3 million at year end 2012. The balance of OREO at December 31, 2013 and 2012 is net of valuation allowances of $17.4 million and $33.6 million, respectively.

        The Company recognized $9.7 million in total net gain on the sale of OREO in 2013, compared to a $10.9 million net gain in 2012. Net gain on the sale of OREO in 2013 included $5.5 million of net gain related to the sale of covered OREO compared to net gain of $7.7 million in 2012.

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

Other Assets

        The following table presents information on other assets:

(in thousands)	December 31, 2013	December 31, 2012
Accrued interest receivable	$70,346	$70,359
Deferred compensation fund assets	81,058	62,993
Stock in government agencies	64,354	90,039
Private equity and alternative investments	33,952	36,091
Bank-owned life insurance	85,596	82,935
Mark-to-market on derivatives	34,613	67,496
Income tax receivable	—	59,578
Prepaid FDIC assessment	—	20,857
FDIC receivable	2,782	9,485
Equipment on operating leases, net	31,982	24,763
Other	101,484	76,564

Total other assets	$506,167	$601,160

Deposits

        Deposits totaled $25.68 billion as of December 31, 2013, an increase of 9 percent from $23.50 billion as of December 31, 2012. Average deposits were $23.95 billion in 2013, an increase of 11 percent from $21.63 billion in 2012. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $23.35 billion and $20.94 billion in 2013 and 2012, respectively, and represented 97 percent of total average deposits for both periods. Average non-interest bearing deposits for 2013 increased 16 percent from 2012.

        Certificates of deposit of $100,000 or more totaled $512.1 million at December 31, 2013, of which $186.2 million mature within three months, $232.6 million mature within four months to one year and $93.3 million mature beyond one year.

        At December 31, 2013 and 2012, the aggregate amount of deposits by foreign depositors in domestic offices totaled $304.5 million and $311.2 million, respectively. Brokered deposits were $18.7 million and $47.8 million at December 31, 2013 and 2012, respectively.

        Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $2.52 billion in 2013, up 14 percent from $2.21 billion in 2012. The growth in Treasury Services deposits was due primarily to an increase in residential refinance activity, as well as existing home sales.

Borrowed Funds

        Total borrowed funds as of December 31, 2013 were $739.9 million, compared to $2.13 billion as of December 31, 2012. Total average borrowed funds were $1.25 billion and $885.8 million in 2013 and 2012, respectively.

        Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $3.9 million as of December 31, 2013 compared to $1.42 billion as of December 31, 2012. Short-term borrowings at December 31, 2013 consist of the current portion of nonrecourse debt. The decrease from prior year was due to outstanding federal funds purchased at the end of the 2012 and the maturity of senior notes in February 2013.

        Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $736.0 million and $706.1 million as of December 31, 2013 and 2012, respectively. The Company's long-term borrowings have maturity dates ranging from January 2015 to November 2034.

Off-Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount reflected in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, and will evaluate each client's creditworthiness on a case-by-case basis. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        The Company had off-balance sheet credit commitments totaling $8.04 billion at December 31, 2013 and $6.48 billion at December 31, 2012. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit. In 2012, the Company had $765.0 million outstanding in letters of credit, comprised of $659.2 million in standby letters of credit and $105.8 million in commercial letters of credit.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2013, and provides the expected cash payments to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively.

 Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (1)	$692,128	$575,526	$81,466	$33,445	$1,691
Subordinated and long-term debt (1)	1,020,866	48,223	133,337	136,264	703,042
Operating leases	320,148	46,570	86,578	71,604	115,396
Purchases of affiliate interests	23,426	5,903	11,807	2,491	3,225
Purchase obligations (2)	138,748	30,069	47,311	41,183	20,185
Contingent tax reserves	4,498	—	4,498	—	—

Total contractual obligations	$2,199,814	$706,291	$364,997	$284,987	$843,539

(1)
Includes contractual interest payments.

(2)
Represents agreements to purchase data processing and software services.

        See Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for further discussion of commitments and other off-balance sheet arrangements.

Capital

        On November 7, 2013, the Corporation issued 4 million depositary shares, each representing a 1/40th interest in a share of 6.75 percent Series D fixed-to-floating rate non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were $97.7 million. Dividends on the preferred stock will be payable quarterly, in arrears, if declared by the Corporation's Board of Directors.

        On November 13, 2012, the Corporation issued 7 million depositary shares, each representing a 1/40th interest in a share of 5.50 percent Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were $169.9 million.

        Dividends of $55.00 were paid to each share of Series C preferred stock in 2013. On January 17, 2014, the Board of Directors authorized a quarterly cash dividend of $16.875 per share on its Series D preferred stock, payable on February 7, 2014 to shareholders of record on January 28, 2014.

        The Corporation paid dividends of $0.75 per share of common stock in 2013 and $1.50 per share of common stock in 2012. On January 23, 2014, the Board of Directors increased the Company's quarterly common stock cash dividend from $0.25 per share to $0.33 per share, payable on February 19, 2014 to shareholders of record on February 5, 2014.

        The ratio of period-end equity to period-end assets was 9.22 percent and 8.75 percent as of December 31, 2013 and 2012, respectively. Period-end common shareholders' equity to period-end assets was 8.32 percent and 8.16 percent as of December 31, 2013 and 2012, respectively.

        The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2013 and 2012:

	Regulatory Well-Capitalized Standards	December 31, 2013	December 31, 2012
City National Corporation
Tier 1 leverage	—	7.17%	6.60%
Tier 1 risk-based capital	6.00%	10.09	9.41
Total risk-based capital	10.00	13.00	12.52
Tangible common equity to tangible assets (1)	—	6.17	5.89
Tier 1 common equity to risk-based assets (2)	—	8.78	8.47
City National Bank
Tier 1 leverage	5.00%	7.25%	6.92%
Tier 1 risk-based capital	6.00	10.20	9.88
Total risk-based capital	10.00	13.08	12.93

(1)
Tangible common equity to tangible assets is a non-GAAP financial measure that represents total common equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common equity to tangible assets in evaluating the Company's capital levels and has included this ratio in response to market participant and regulatory interest in tangible common equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

(2)
Tier 1 common equity to risk-based assets is calculated by dividing (a) Tier 1 capital less non-common components including qualifying noncontrolling interest in subsidiaries and qualifying trust preferred securities by (b) risk-weighted assets. Tier 1 capital and risk-weighted assets are calculated in accordance with applicable bank regulatory guidelines. This ratio is a non-GAAP measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies. Management reviews this measure in evaluating the Company's capital levels and has included this measure in response to market participants' interest in the Tier 1 common equity to risk-based assets ratio. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2013	December 31, 2012
Common equity	$2,473,370	$2,335,398
Less: Goodwill and other intangible assets	(683,243)	(690,761)

Tangible common equity (A)	$1,790,127	$1,644,637

Total assets	$29,717,951	$28,618,492
Less: Goodwill and other intangible assets	(683,243)	(690,761)

Tangible assets (B)	$29,034,708	$27,927,731

Tangible common equity to tangible assets (A)/(B)	6.17%	5.89%
Tier 1 capital	$2,095,576	$1,753,312
Less: Preferred stock	(267,616)	(169,920)
Less: Trust preferred securities	(5,155)	(5,155)

Tier 1 common equity (C)	$1,822,805	$1,578,237

Risk-weighted assets (D)	$20,766,237	$18,627,165
Tier 1 common equity to risk-based assets (C)/(D)	8.78%	8.47%

 QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2013 and 2012:

2013 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$215,800	$216,995	$228,093	$218,773	$879,661
Interest expense	14,727	14,076	13,822	13,321	55,946

Net interest income	201,073	202,919	214,271	205,452	823,715
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—	—
Provision for losses on covered loans	9,892	(11,927)	2,496	174	635

Net interest income after provision for credit losses	191,181	214,846	211,775	205,278	823,080
Noninterest income	92,482	76,601	83,239	95,198	347,520
Impairment loss on securities	—	(182)	(144)	—	(326)
Gain (loss) on sale of securities	1,046	5,790	5,788	(4,649)	7,975
Noninterest expense	211,340	211,429	209,364	218,981	851,114

Income before taxes	73,369	85,626	91,294	76,846	327,135
Income taxes	21,261	25,422	27,052	20,884	94,619

Net income	$52,108	$60,204	$64,242	$55,962	$232,516

Less: Net income attributable to noncontrolling interest	585	463	609	850	2,507

Net income attributable to City National Corporation	$51,523	$59,741	$63,633	$55,112	$230,009

Less: Dividends on preferred stock	2,406	2,406	2,407	2,406	9,625

Net income available to common shareholders	$49,117	$57,335	$61,226	$52,706	$220,384

Net income per common share, basic	$0.90	$1.05	$1.12	$0.96	$4.02

Net income per common share, diluted	$0.90	$1.04	$1.10	$0.95	$3.99

 2012 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$213,592	$229,889	$224,768	$218,302	$886,551
Interest expense	12,879	13,410	14,846	14,580	55,715

Net interest income	200,713	216,479	209,922	203,722	830,836
Provision for credit losses on loans and leases, excluding covered loans	—	1,000	2,000	7,000	10,000
Provision for losses on covered loans	7,466	13,293	18,089	6,498	45,346

Net interest income after provision for credit losses	193,247	202,186	189,833	190,224	775,490
Noninterest income	75,251	75,225	106,440	99,865	356,781
Impairment loss on securities	—	(178)	(39)	(74)	(291)
Gain (loss) on sale of securities	449	(279)	856	87	1,113
Noninterest expense	200,720	194,516	207,886	222,016	825,138

Income before taxes	68,227	82,438	89,204	68,086	307,955
Income taxes	21,719	27,271	29,052	20,780	98,822

Net income	$46,508	$55,167	$60,152	$47,306	$209,133

Less: Net income attributable to noncontrolling interest	243	409	372	60	1,084

Net income attributable to City National Corporation	$46,265	$54,758	$59,780	$47,246	$208,049

Net income per common share, basic	$0.86	$1.02	$1.10	$0.87	$3.85

Net income per common share, diluted	$0.86	$1.01	$1.10	$0.87	$3.83

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2013, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
March 3, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
March 3, 2014

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2013	2012
Assets
Cash and due from banks	$183,227	$151,969
Due from banks—interest-bearing	552,719	246,336
Federal funds sold and securities purchased under resale agreements	200,000	17,100
Securities available-for-sale—cost $6,267,691 and $9,057,238 at December 31, 2013 and December 31, 2012, respectively:
Securities pledged as collateral	12,376	48,697
Held in portfolio	6,228,741	9,157,292
Securities held-to-maturity—fair value $2,883,935 and $1,446,599 at December 31, 2013 and December 31, 2012, respectively	2,957,843	1,398,403
Trading securities	82,357	115,059
Loans and leases, excluding covered loans	17,170,438	14,818,295
Less: Allowance for loan and lease losses	302,584	277,888

Loans and leases, excluding covered loans, net	16,867,854	14,540,407
Covered loans, net of allowance for loan losses	700,989	986,223

Net loans and leases	17,568,843	15,526,630
Premises and equipment, net	198,398	149,433
Deferred tax asset	217,990	124,461
Goodwill	642,622	642,622
Customer-relationship intangibles, net	40,621	48,139
Affordable housing investments	188,207	154,011
Customers' acceptance liability	10,521	7,859
Other real estate owned ($25,481 and $58,276 covered by FDIC loss share at December 31, 2013 and December 31, 2012, respectively)	38,092	79,303
FDIC indemnification asset	89,227	150,018
Other assets	506,167	601,160

Total assets	$29,717,951	$28,618,492

Liabilities
Demand deposits	$16,058,968	$14,264,797
Interest checking deposits	2,467,890	2,459,972
Money market deposits	6,022,457	5,610,844
Savings deposits	441,521	398,824
Time deposits—under $100,000	176,488	203,422
Time deposits—$100,000 and over	512,113	564,496

Total deposits	25,679,437	23,502,355
Short-term borrowings	3,889	1,423,798
Long-term debt	735,968	706,051
Reserve for off-balance sheet credit commitments	33,944	24,837
Acceptances outstanding	10,521	7,859
Other liabilities	473,438	407,162

Total liabilities	26,937,197	26,072,062
Redeemable noncontrolling interest	39,768	41,112
Commitments and contingencies
Shareholders' Equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 and 175,000 shares issued at December 31, 2013 and December 31, 2012	267,616	169,920
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,667,295 and 53,885,886 shares issued at December 31, 2013 and December 31, 2012	54,667	53,886
Additional paid-in capital	541,210	490,339
Accumulated other comprehensive (loss) income	(15,641)	86,582
Retained earnings	1,918,163	1,738,957
Treasury shares, at cost—483,523 and 669,454 shares at December 31, 2013 and December 31, 2012, respectively	(25,029)	(34,366)

Total common shareholders' equity	2,473,370	2,335,398

Total shareholders' equity	2,740,986	2,505,318

Total liabilities and shareholders' equity	$29,717,951	$28,618,492

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Interest Income
Loans and leases	$704,745	$708,851	$681,900
Securities	167,787	176,661	159,264
Due from banks—interest-bearing	1,285	721	1,504
Federal funds sold and securities purchased under resale agreements	5,844	318	422

Total interest income	879,661	886,551	843,090

Interest Expense
Deposits	11,114	14,042	33,685
Federal funds purchased and securities sold under repurchase agreements	401	46	2
Subordinated debt	24,481	20,619	17,778
Other long-term debt	19,401	21,008	18,634
Other short-term borrowings	549	—	1

Total interest expense	55,946	55,715	70,100

Net interest income	823,715	830,836	772,990
Provision for credit losses on loans and leases, excluding covered loans	—	10,000	12,500
Provision for losses on covered loans	635	45,346	43,646

Net interest income after provision	823,080	775,490	716,844

Noninterest Income
Trust and investment fees	196,474	155,224	140,732
Brokerage and mutual fund fees	34,101	27,804	20,440
Cash management and deposit transaction charges	50,501	45,649	44,305
International services	42,037	39,963	36,466
FDIC loss sharing expense, net	(64,774)	(6,017)	(8,637)
Gain on disposal of assets	9,026	11,293	20,300
Gain on sale of securities	7,975	1,113	5,066
Gain on acquisition	—	—	8,164
Other	80,155	82,865	75,682
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(326)	(1,279)	(4,849)
Less: Portion of loss recognized in other comprehensive income	—	988	4,198

Net impairment loss recognized in earnings	(326)	(291)	(651)

Total noninterest income	355,169	357,603	341,867

Noninterest Expense
Salaries and employee benefits	517,743	479,302	448,702
Net occupancy of premises	65,720	61,534	54,340
Legal and professional fees	52,255	53,995	50,815
Information services	37,352	34,244	32,097
Depreciation and amortization	32,267	32,485	27,596
Amortization of intangibles	7,517	7,268	7,727
Marketing and advertising	33,185	29,510	28,060
Office services and equipment	19,480	17,848	17,968
Other real estate owned	18,127	38,253	65,044
FDIC assessments	15,566	18,117	29,480
Other operating	51,902	52,582	43,266

Total noninterest expense	851,114	825,138	805,095
Income before income taxes	327,135	307,955	253,616
Income taxes	94,619	98,822	77,561

Net income	$232,516	$209,133	$176,055
Less: Net income attributable to noncontrolling interest	2,507	1,084	3,634

Net income attributable to City National Corporation	$230,009	$208,049	$172,421
Less: Dividends on preferred stock	9,625	—	—

Net income available to common shareholders	$220,384	$208,049	$172,421

Net income per common share, basic	$4.02	$3.85	$3.24

Net income per common share, diluted	$3.99	$3.83	$3.21

Weighted average common shares outstanding, basic	54,139	53,211	52,439

Weighted average common shares outstanding, diluted	54,640	53,475	52,849

Dividends per common share	$0.75	$1.50	$0.80

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2013	2012	2011
Net income	$232,516	$209,133	$176,055
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(98,205)	13,973	42,173
Reclassification adjustment for net gains included in net income	(3,962)	(107)	(2,882)
Non-credit related impairment loss	—	(575)	(2,442)
Net change on cash flow hedges (1)	(56)	(166)	(962)
Pension liability adjustment	—	1,085	(368)

Total other comprehensive (loss) income	(102,223)	14,210	35,519

Comprehensive income	$130,293	$223,343	$211,574
Less: Comprehensive income attributable to noncontrolling interest	2,507	1,084	3,634

Comprehensive income attributable to City National Corporation	$127,786	$222,259	$207,940

(1)
See Note 16 for additional information on other comprehensive income related to cash flow hedges.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$232,516	$209,133	$176,055
Adjustments to net income:
Provision for credit losses on loans and leases, excluding covered loans	—	10,000	12,500
Provision for losses on covered loans	635	45,346	43,646
Amortization of intangibles	7,517	7,268	7,727
Depreciation and amortization	32,267	32,485	27,596
Share-based employee compensation expense	22,765	18,563	19,454
Deferred income tax (benefit) expense	(20,187)	12,309	(34,938)
Gain on disposal of assets	(9,026)	(11,293)	(20,300)
Gain on sale of securities	(7,975)	(1,113)	(5,066)
Gain on acquisition	—	—	(8,164)
Impairment loss on securities	326	291	651
Other, net	31,505	(28,632)	(11,459)
Net change in:
Trading securities	33,866	(52,134)	193,026
Other assets and other liabilities, net	96,375	20,130	207,293

Net cash provided by operating activities	420,584	262,353	608,021

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(3,371,639)	(5,362,435)	(5,288,118)
Sales of securities available-for-sale	2,371,399	52,085	101,089
Maturities and paydowns of securities available-for-sale	2,763,884	3,659,370	3,379,320
Purchase of securities held-to-maturity	(617,286)	(958,871)	(467,817)
Maturities and paydowns of securities held-to-maturity	49,132	25,863	91
Loan originations, net of principal collections	(1,961,074)	(1,746,581)	(547,887)
Net payments for premises and equipment	(81,232)	(33,571)	(42,711)
Net cash (paid) acquired in acquisitions	—	(123,746)	28,066
Other investing activities, net	71,747	97,765	122,649

Net cash used in investing activities	(775,069)	(4,390,121)	(2,715,318)

Cash Flows From Financing Activities
Net increase in deposits	2,177,082	3,114,773	2,083,925
Net (decrease) increase in federal funds purchased	(1,214,200)	1,164,200	50,000
Net decrease in other short-term borrowings	—	—	(3,785)
Issuance of long-term debt	62,403	168,366	—
Repayment of long-term debt	(240,511)	(260,767)	(148,507)
Proceeds from exercise of stock options	40,466	22,428	5,089
Tax benefit from exercise of stock options	4,718	3,089	2,007
Issuance of preferred stock	97,696	169,920	—
Cash dividends paid	(50,375)	(80,380)	(42,489)
Other financing activities, net	(2,253)	(3,270)	(28,818)

Net cash provided by financing activities	875,026	4,298,359	1,917,422

Net increase (decrease) in cash and cash equivalents	520,541	170,591	(189,875)
Cash and cash equivalents at beginning of year	415,405	244,814	434,689

Cash and cash equivalents at end of period	$935,946	$415,405	$244,814

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$60,511	$51,966	$73,460
Income taxes	60,668	108,833	114,990
Non-cash investing activities:
Transfer of loans to other real estate owned	$26,276	$64,554	$113,563
Transfer of securities from available-for-sale to held-to-maturity	994,329	—	—
Transfer of SERP liability to equity	—	8,348	—
Assets acquired (liabilities assumed) in acquisitions:
Securities available-for-sale	$—	$—	$10,441
Loans and leases	—	318,301	1,060
Covered loans	—	—	55,313
Covered other real estate owned	—	—	7,463
Deposits	—	—	(126,795)
Other borrowings	—	(320,856)	(3,165)

See accompanying Notes to the Consolidated Financial Statements.

 CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	City National Corporation Shareholders' Equity
(in thousands, except share amounts)	Common shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Non- controlling interest	Total equity
Balance, December 31, 2010	53,885,886	$—	$53,886	$487,868	$36,853	$1,482,037	$(101,065)	$25,139	$1,984,718
Net income (1)	—	—	—	—	—	172,421	—	1,678	174,099
Other comprehensive income, net of tax	—	—	—	—	35,519	—	—	—	35,519
Dividends and distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,678)	(1,678)
Issuance of shares under share-based compensation plans	—	—	—	(15,406)	—	—	18,452	—	3,046
Share-based employee compensation expense	—	—	—	19,242	—	—	—	—	19,242
Tax benefit from share-based compensation plans	—	—	—	1,264	—	—	—	—	1,264
Common stock dividends	—	—	—	—	—	(42,489)	—	—	(42,489)
Net change in deferred compensation plans	—	—	—	637	—	—	35	—	672
Change in redeemable noncontrolling interest	—	—	—	(4,544)	—	—	—	—	(4,544)
Other (2)	—	—	—	139	—	—	—	(25,139)	(25,000)

Balance, December 31, 2011	53,885,886	—	53,886	489,200	72,372	1,611,969	(82,578)	—	2,144,849
Net income (1)	—	—	—	—	—	208,049	—	—	208,049
Other comprehensive income, net of tax	—	—	—	—	14,210	—	—	—	14,210
Issuance of preferred stock	—	169,920	—	—	—	—	—	—	169,920
Issuance of shares under share-based compensation plans	—	—	—	(27,987)	—	—	48,210	—	20,223
Share-based employee compensation expense	—	—	—	17,350	—	—	—	—	17,350
Tax benefit from share-based compensation plans	—	—	—	2,118	—	—	—	—	2,118
Common stock dividends	—	—	—	—	—	(81,061)	—	—	(81,061)
Net change in deferred compensation plans	—	—	—	957	—	—	2	—	959
Change in redeemable noncontrolling interest	—	—	—	353	—	—	—	—	353
Other (3)	—	—	—	8,348	—	—	—	—	8,348

Balance, December 31, 2012	53,885,886	169,920	53,886	490,339	86,582	1,738,957	(34,366)	—	2,505,318
Net income (1)	—	—	—	—	—	230,009	—	—	230,009
Other comprehensive loss, net of tax	—	—	—	—	(102,223)	—	—	—	(102,223)
Issuance of preferred stock	—	97,696	—	—	—	—	—	—	97,696
Issuance of shares under share-based compensation plans	781,409	—	781	26,878	—	—	9,338	—	36,997
Share-based employee compensation expense	—	—	—	17,743	—	—	—	—	17,743
Tax benefit from share-based compensation plans	—	—	—	4,615	—	—	—	—	4,615
Dividends:									—
Preferred	—	—	—	—	—	(9,625)	—	—	(9,625)
Common	—	—	—	—	—	(41,178)	—	—	(41,178)
Net change in deferred compensation plans	—	—	—	856	—	—	(1)	—	855
Change in redeemable noncontrolling interest	—	—	—	779	—	—	—	—	779

Balance, December 31, 2013	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$—	$2,740,986

(1)
Net income excludes net income attributable to redeemable noncontrolling interest of $2,507, $1,084 and $1,956 for 2013, 2012 and 2011, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section in the consolidated balance sheets. See Note 22 of the Notes to Consolidated Financial Statements.

(2)
See Note 22 for additional information on the change in noncontrolling interest.

(3)
Conversion of pension liability to equity due to SERP amendment. See Note 19 for additional information.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, investment and trust services through 77 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2013, the Corporation had five consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

        The Company's investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses ("operating share") while the remaining portion of revenue ("distributable revenue") is allocable to the Corporation and the noncontrolling owners. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. The Corporation's interests in investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method. Additionally, the Company has various interests in variable interest entities ("VIEs") that are not required to be consolidated. See Note 21 for a more detailed discussion on VIEs.

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned ("OREO"), valuation of share-based compensation awards, income taxes, goodwill and intangible asset

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation ("FDIC") indemnification assets, valuation of noncontrolling interest, and the valuation of financial assets and liabilities reported at fair value.

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

        Securities Available-for-sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include municipal auction rate securities and certain collateralized debt obligation instruments for which the market is inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Loans—The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans. Loans measured for impairment based on the fair value of collateral or observable market prices are reported at fair value for disclosure purposes. The majority of loans reported at fair value are measured for impairment by valuing the underlying collateral based on third-party appraisals. In certain circumstances, appraised values or broker quotes are adjusted based on management's assumptions regarding current market conditions to determine fair value. Loans reported at fair value are classified in Level 3 of the fair value hierarchy.

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

        Other Real Estate Owned—The fair value of OREO is generally based on third-party appraisals performed in accordance with professional appraisal standards and Bank regulatory requirements under the Financial Institutions Reform Recovery and Enforcement Act of 1989. Appraisals are reviewed and approved by the Company's appraisal department. Fair value may also be determined using a combination of inputs including appraised values, broker price opinions and recent market activity. The weighting of each input in the calculation of fair value is based on management's assumptions regarding market conditions. These assumptions cannot be observed in the market. OREO measured at fair value based upon an appraisal is classified in Level 3 of the fair value hierarchy. In certain circumstances, OREO may be measured at fair value based upon a sales price contained in an executed sales contract for which escrow had not closed as of the measurement date. OREO measured at fair value based upon a sales contract is classified in Level 2 of the fair value hierarchy when the expectation exists that the escrow will close as scheduled.

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

        The Company performs a quarterly assessment of debt and equity securities held in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. Amortized cost includes adjustments made to the cost of an investment for amortization, accretion, collection of cash and previous other-than-temporary impairment recognized in earnings. For debt securities, impairment is considered other-than-temporary if the holder has the intent to sell a security, it is more likely than not the holder will be required to sell the security before recovery, or the holder does not expect to recover the amortized cost of the security. Impairment of equity securities is considered other-than-temporary when uncertainty exists as to whether and when an investor will be able to recover the cost of an investment, and whether the investor has the intent and ability to hold the security until its value recovers. The Company's impairment assessment takes into consideration the following factors as applicable to the individual security being analyzed: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company's intent and overall ability to hold the security until its value recovers. If a decline in fair

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security's new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

        Other-than-temporary impairment losses on equity securities are recognized in earnings. For debt securities, the classification of other-than-temporary impairment depends on whether the Company intends to sell the security or it more likely than not will be required to sell the security before recovery of its amortized cost, and on the nature of the impairment. If the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell a security prior to recovery of its amortized cost, an impairment loss is recognized in earnings for the entire difference between the amortized cost and fair value of the security on the measurement date. If the Company does not intend to sell the security and it is not more likely than not it would be required to sell the security prior to recovery of its amortized cost, the credit loss component of impairment is recognized in earnings. Impairment associated with factors other than credit, such as market liquidity, is recognized in other comprehensive income, net of tax. A credit loss is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition.

Loans

        Loans are generally carried at principal amounts less net deferred loan fees. Net deferred loan fees include deferred unamortized fees less direct incremental loan origination costs. Net deferred fees are amortized into interest income over the term of the loans. The amortization is calculated using the effective yield method for all loans except revolving loans, for which the straight-line method is used. Premiums or discounts on loans are amortized or accreted into income using the effective interest method. Interest income is accrued as earned.

        Past Due Loans—Loans are considered past due following the date when either interest or principal is contractually due and unpaid.

        Nonaccrual Loans—Loans, with the exception of residential mortgage loans and home equity loans and lines of credit, are placed on nonaccrual status when a loan becomes contractually past due 90 days with respect to interest or principal unless the loan is both well secured and in the process of collection, or if full collection of interest or principal becomes uncertain. Residential mortgage loans and home equity loans and lines of credit are placed on nonaccrual status at the earlier of 180 days past due with respect to interest or principal or when collection of interest or principal becomes uncertain. When a loan is placed on nonaccrual status, the accrued and unpaid interest receivable is reversed and the accretion of net deferred loan fees ceases. Thereafter, interest collected on the loan is accounted for on the cash collection or cost recovery method until qualifying for return to accrual status. Generally, a loan may be returned to accrual status when the delinquent principal and interest are brought current in accordance with the terms of the loan agreement and certain ongoing performance criteria have been met.

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

        Restructured Loans—A loan is identified as troubled debt restructured ("TDR") when a borrower is experiencing financial difficulties and as a result of these difficulties the Company grants a concession to the borrower that it would not otherwise consider. The Company has granted a concession when, as a result of the restructuring, it does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include interest rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses. A TDR loan is reported as impaired at the time of restructuring. A loan restructuring that involves a below market interest rate will continue to be reported as a TDR until its maturity. A TDR loan need not be reported as a TDR in years subsequent to the restructuring if certain conditions are met: (1) the restructuring agreement specifies an interest rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified, (2) the loan is not impaired based on the terms of the restructuring agreement, and (3) the loan has a demonstrated period of performance. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, the borrower's performance prior to the restructuring, or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower's performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.

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

        Unfunded Loan Commitments—These commitments generally represent credit facilities provided to clients of the Bank, and are not actively traded financial instruments. Unfunded loan commitments are disclosed as off-balance sheet financial instruments in Note 20 in the Notes to Consolidated Financial Statements.

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

        A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement is based on the present value of expected future cash flows discounted using the loan's contractual effective rate, the fair value of collateral or the secondary market value of the loan.

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

        Reserve for Off-Balance Sheet Credit Commitments—Off-balance sheet credit commitments include commitments to extend credit and letters of credit. The reserve for off-balance sheet credit commitments is established by converting the off-balance sheet exposures to a loan equivalent amount and then applying the methodology used for loans described above. The reserve for off-balance sheet credit commitments is recorded as a liability in the Company's consolidated balance sheets. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

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

        Covered OREO consists of acquired OREO that is covered under loss-sharing agreements with the FDIC. These assets were recorded at their fair value at the acquisition date. Covered OREO is reported in Other real estate owned in the consolidated balance sheets.

FDIC Indemnification Asset

        In connection with its FDIC-assisted acquisitions, the Bank entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Bank for 80 percent of eligible losses with respect to covered assets. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their initial estimated fair value on the date of acquisition. The difference between the fair value of the FDIC indemnification asset and the undiscounted cash flow the Bank expects to collect from the FDIC is accreted or amortized into noninterest income. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. These adjustments are recorded in FDIC loss sharing income (expense), net in the consolidated statements of income.

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

Software

        Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally developed software. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software which is generally five to ten years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.

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

        Management reviews these investments quarterly for possible other-than-temporary impairment. This review includes consideration of the facts and circumstances associated with each investment, expectations for future cash flows and capital needs, the viability of the entity's business model and the likelihood that the capital invested will be recovered over the expected timeframe of the investment. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value.

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

Investment Fee Revenue

        Investment fee revenue consists of trust, investment management, performance and mutual fund fees. It also includes gains, losses and commissions on brokered securities transactions with clients.

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

Accounting Pronouncements

        The following is a summary of accounting pronouncements that became effective during the year ended December 31, 2013:

  •
  In October 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-06, Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution ("ASU 2012-06"). ASU 2012-06 clarifies existing guidance on the subsequent measurement of an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Existing guidance specifies that an acquirer must record an indemnification asset at the same time as it recognizes the indemnified item in a business combination. The indemnification asset is initially and subsequently measured on the same basis as the indemnified item, subject to any contractual limitations on its amount or management's assessment of its collectability. Under ASU 2012-06, when there is a subsequent change in the cash flows expected to be collected on the indemnified asset, the reporting entity should subsequently measure the indemnification asset on the same basis as the underlying loans by taking into account the contractual limitation of the indemnification agreement. Any amortization of changes in value shall be limited to the lesser of the contractual term of the indemnification agreement and the remaining life of the indemnified assets. Adoption of ASU 2012-06 on January 1, 2013 did not have a significant impact on the Company's consolidated financial statements.

  •
  In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Accounting Standards Codification ("ASC") or subject to a master netting arrangement or similar agreement. The Company adopted ASU 2013-01 in its first quarter 2013 reporting. Refer to Note 17 for balance sheet offsetting disclosures.

  •
  In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Other Comprehensive Income ("ASU 2013-02"). The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    provisions in the ASU supersede and replace the presentation requirements for reclassifications out of AOCI in ASU 2011-05 and 2011-12. ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-02 for its first quarter 2013 reporting. Adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.

  •
  In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The new guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to U.S. Government Treasury rates and LIBOR. The ASU became effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company periodically enters into interest-rate swap agreements to reduce cash flow variability on pools of floating rate loans. The swaps are tied to either the Prime rate or LIBOR consistent with the pricing index on the underlying loans. The Company does not use the Fed Funds rate for loan pricing and did not have interest rate swaps designated as hedging instruments as of December 31, 2013. Accordingly, adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

        The following is a summary of recently issued accounting pronouncements:

  •
  In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. Examples of obligations within the scope of the ASU include debt arrangements, other contractual obligations and settled litigation. ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

  •
  In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). ASU 2014-01 provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. Under the proportional amortization method, the cost of the investment is amortized each reporting period in proportion to the tax credits received. Under the new guidance, classification of the amortization would change from noninterest expense to income tax expense. ASU 2014-01 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The guidance is to be applied retrospectively to all periods presented. The Company is assessing the impact of the new guidance on its consolidated financial statements.

  •
  In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure ("ASU 2014-04"). ASU 2014-04 clarifies when a creditor would be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that all or a portion of the loan would be derecognized and the real estate property recognized. Under the guidance, a consumer loan collateralized by residential real estate should be reclassified to other real estate owned when (1) the creditor obtains legal title to the residential property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. In addition, an entity is required to disclose the amount of residential real estate meeting the conditions above, and the recorded investment in consumer mortgage loans secured by residential real estate that are in the process of foreclosure. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank. The amount of those reserve balances averaged approximately $180.8 million and $145.8 million during the year ended December 31, 2013 and 2012, respectively.

Note 3. Business Combinations

Rochdale Investment Management

        On July 2, 2012, the Company acquired Rochdale Investment Management, LLC and associated entities (collectively, "Rochdale"), a New York City-based investment firm that manages assets for affluent and high-net-worth clients and their financial advisors across the nation. The investment firm

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Business Combinations (Continued)

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

Nevada Commerce Bank

        On April 8, 2011, the Bank acquired the banking operations of Nevada Commerce Bank ("NCB"), based in Las Vegas, Nevada, in a purchase and assumption agreement with the FDIC. Excluding the effects of acquisition accounting adjustments, the Bank acquired approximately $138.9 million in assets and assumed $121.9 million in liabilities. The Bank received approximately $2.7 million in cash from the FDIC at acquisition and recognized a gain on acquisition of $8.2 million in 2011.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements

        The following tables summarize assets and liabilities measured at fair value as of December 31, 2013 and 2012 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$35,335	$35,335	$—	$—
Federal agency—Debt	1,410,536	—	1,410,536	—
Federal agency—MBS	157,226	—	157,226	—
CMOs—Federal agency	3,997,298	—	3,997,298	—
CMOs—Non-agency	37,462	—	37,462	—
State and municipal	415,995	—	412,362	3,633
Other debt securities	178,822	—	178,822	—
Equity securities and mutual funds	8,443	8,443	—	—
Trading securities	82,357	80,659	1,698	—
Derivatives (1)	34,613	3,487	31,126	—

Total assets at fair value	$6,358,087	$127,924	$6,226,530	$3,633

Liabilities
Derivatives	$32,970	$3,333	$29,637	$—
Contingent consideration liability	49,900	—	—	49,900
FDIC clawback liability	11,967	—	—	11,967
Other liabilities	1,044	—	1,044	—

Total liabilities at fair value (2)	$95,881	$3,333	$30,681	$61,867

Redeemable noncontrolling interest	$39,768	$—	$—	$39,768
Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial real estate mortgages	$1,220	$—	$—	$1,220
Residential mortgages	1,300	—	—	1,300
Other real estate owned (4)	18,251	—	—	18,251
Private equity and alternative investments	895	—	—	895

Total assets at fair value	$21,666	$—	$—	$21,666

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
Includes covered OREO.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        At December 31, 2013, $6.36 billion, or approximately 21 percent, of the Company's total assets were recorded at fair value on a recurring basis, compared with $9.39 billion, or 33 percent, at December 31, 2012. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At December 31, 2013, $95.9 million of the Company's total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $122.5 million at December 31, 2012. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during 2013. At December 31, 2013, $21.7 million of the Company's total assets were recorded at fair value on a nonrecurring basis, compared with $75.3 million at December 31, 2012. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Recurring Fair Value Measurements

        Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2013 and 2012.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the year ended December 31, 2013			For the year ended December 31, 2012
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)	$19,583	$—	$(8,103)
Total realized/unrealized gains (losses):
Included in earnings	(5,302)	—	(1,997)	—	—	(1,867)
Included in other comprehensive income	5,916	—	—	2,332	—	—
Additions	—	—	—	—	(46,696)	—
Sales	(15,096)	—	—	—	—	—
Settlements	(47,180)	—	—	(4,004)	—	—
Transfers into Level 3	—	—	—	47,165	—	—
Other (1)	108	(2,176)	—	111	(1,028)	—

Balance, end of period	$3,633	$(49,900)	$(11,967)	$65,187	$(47,724)	$(9,970)

(1)
Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of the securities available-for-sale and accretion of discount related to the contingent consideration liability.

        Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 1, Significant Accounting Policies, for a discussion of the methodology used in valuing redeemable noncontrolling interest and Note 22, Noncontrolling Interest, for a rollforward of activity for the years ended December 31, 2013 and 2012.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        Level 3 assets measured at fair value on a recurring basis at December 31, 2013 consist of municipal auction rate securities that are included in securities available-for-sale. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium.

        Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. Refer to Note 3, Business Combinations, for further discussion of the methodology used to value the contingent consideration liability. The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) prepayment assumptions, and (3) credit assumptions.

        There were no purchases or transfers out of Level 3 assets measured on a recurring basis during the years ended December 31, 2013 and 2012. Paydowns of $47.2 million and $4.0 million were received on Level 3 assets measured on a recurring basis for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2013, the Company sold its investment in a collateralized debt obligation senior note. The carrying value of the security was $15.1 million and the Company recognized a loss of $5.3 million.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at December 31, 2013	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans and other real estate owned	$20,771	Market	—Assumptions made in the appraisal process
			—Adjustments to external or internal appraised values. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.
			—Probability weighting of broker price opinions
			—Management assumptions regarding market trends or other relevant factors
Private equity and alternative investments	$895	Cost Recovery	—Management's assumptions regarding recoverability of investment based on fund financial performance, market conditions and other relevant factors

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

        For assets measured at fair value on a nonrecurring basis, the following table presents the total net (losses) gains, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity and alternative investments, recognized in 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Collateral dependent impaired loans:
Commercial	$(15)	$(368)
Commercial real estate mortgages	(641)	(1,143)
Residential mortgages	(469)	(975)
Real estate construction	—	(5,137)
Home equity loans and lines of credit	116	(25)
Installment	(138)	(208)
Other real estate owned (1)	(5,892)	(20,695)
Private equity and alternative investments	(532)	(3,296)

Total net losses recognized	$(7,571)	$(31,847)

(1)
Net losses on OREO include $4.7 million and $17.7 million of net losses related to covered OREO for the years ended December 31, 2013 and December 31, 2012, respectively, a significant portion of which is reimbursable by the FDIC.

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

	December 31, 2013
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$183.2	$183.2	$183.2	$—	$—
Due from banks—interest bearing	552.7	552.7	552.7	—	—
Securities purchased under resale agreements	200.0	200.5	—	200.5	—
Securities held-to-maturity	2,957.8	2,883.9	—	2,883.9	—
Loans and leases, net of allowance	16,867.9	17,362.9	—	—	17,362.9
Covered loans, net of allowance	701.0	739.5	—	—	739.5
FDIC indemnification asset	89.2	74.3	—	—	74.3
Investment in FHLB and FRB stock	64.4	64.4	—	64.4	—
Financial Liabilities:
Deposits	$25,679.4	$25,682.2	$—	$24,990.8	$691.4
Other short-term borrowings	3.9	3.9	—	—	3.9
Long-term debt	736.0	788.9	—	697.8	91.1

	December 31, 2012
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$152.0	$152.0	$152.0	$—	$—
Due from banks—interest bearing	246.3	246.3	246.3	—	—
Federal funds sold	17.1	17.1	17.1	—	—
Securities held-to-maturity	1,398.4	1,446.6	—	1,446.6	—
Loans and leases, net of allowance	14,540.4	14,988.6	—	—	14,988.6
Covered loans, net of allowance	986.2	1,055.0	—	—	1,055.0
FDIC indemnification asset	150.0	123.9	—	—	123.9
Investment in FHLB and FRB stock	90.0	90.0	—	90.0	—
Financial Liabilities:
Deposits	$23,502.4	$23,506.9	$—	$22,734.5	$772.4
Federal funds purchased and securities sold under repurchase agreements	1,214.2	1,214.2	1,214.2	—	—
Other short-term borrowings	209.6	210.7		207.6	3.1
Long-term debt	706.1	774.8	—	698.9	75.9

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Fair Value Measurements (Continued)

        Securities purchased under resale agreements—The fair value of securities purchased under term resale agreements is determined using a combination of quoted market prices and observable market inputs such as interest rates and credit spreads.

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

        Investment in FHLB and FRB stock—Investments in Federal Home Loan Bank of San Francisco ("FHLB") and Federal Reserve Bank ("FRB") stock are recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FRB and FHLB stock is equal to the carrying amount.

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

Note 5. Securities

        At December 31, 2013, the Company had total securities of $9.28 billion, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million. The Company had total securities of $10.72 billion at December 31, 2012, comprised of securities available-for-sale at fair value of $9.21 billion, security held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $115.1 million.

        The increase in the held-to-maturity portfolio at December 31, 2013 compared to 2012 was primarily attributable to the transfer of $994.3 million of debt securities from the available-for-sale category to the held-to-maturity category during the fourth quarter of 2013. These securities had a total net unrealized loss of $6 thousand in AOCI on the date of transfer. The transfer was made as part of a change in the Company's strategy to mitigate the potential volatility of higher interest rates on market values in the available-for-sale securities portfolio. The transfer included selected agency mortgage securities, agency CMO securities, municipal securities and corporate debt securities. The transfer of securities was accounted for at fair value on the date of transfer. The unrealized holding gains and losses on the date of transfer are reported as a separate component of AOCI and will be amortized or accreted into interest income over the remaining life of the securities transferred.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at December 31, 2013 and 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Securities available-for-sale:
U.S. Treasury	$35,312	$23	$—	$35,335
Federal agency—Debt	1,417,509	938	(7,911)	1,410,536
Federal agency—MBS	156,399	3,615	(2,788)	157,226
CMOs—Federal agency	4,037,348	30,721	(70,771)	3,997,298
CMOs—Non-agency	38,383	127	(1,048)	37,462
State and municipal	407,312	8,806	(123)	415,995
Other debt securities	175,091	3,731	—	178,822

Total debt securities	6,267,354	47,961	(82,641)	6,232,674
Equity securities and mutual funds	337	8,106	—	8,443

Total securities available-for-sale	$6,267,691	$56,067	$(82,641)	$6,241,117

Securities held-to-maturity (1):
Federal agency—Debt	$178,413	$133	$(5,122)	$173,424
Federal agency—MBS	445,360	1,005	(11,930)	434,435
CMOs—Federal agency	1,781,219	1,839	(40,621)	1,742,437
State and municipal	454,155	421	(19,014)	435,562
Other debt securities	98,696	—	(619)	98,077

Total securities held-to-maturity	$2,957,843	$3,398	$(77,306)	$2,883,935

December 31, 2012
Securities available-for-sale:
U.S. Treasury	$20,393	$7	$(3)	$20,397
Federal agency—Debt	2,344,374	5,031	(203)	2,349,202
Federal agency—MBS	653,428	39,673	(69)	693,032
CMOs—Federal agency	5,233,126	91,165	(6,038)	5,318,253
CMOs—Non-agency	62,975	662	(2,124)	61,513
State and municipal	437,266	17,447	(239)	454,474
Other debt securities	305,340	7,945	(5,868)	307,417

Total debt securities	9,056,902	161,930	(14,544)	9,204,288
Equity securities and mutual funds	336	1,365	—	1,701

Total securities available-for-sale	$9,057,238	$163,295	$(14,544)	$9,205,989

Securities held-to-maturity (1):
Federal agency—Debt	$97,183	$4,032	$—	$101,215
Federal agency—MBS	303,642	11,490	(182)	314,950
CMOs—Federal agency	745,980	28,973	(382)	774,571
State and municipal	251,598	5,122	(857)	255,863

Total securities held-to-maturity	$1,398,403	$49,617	$(1,421)	$1,446,599

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        Proceeds from sales of securities available-for-sale were $2.37 billion, $52.1 million and $101.1 million in 2013, 2012 and 2011, respectively. There were no sales of securities held-to-maturity in 2013 and 2012. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the year ended December 31,
(in thousands)	2013	2012	2011
Gross realized gains	$27,396	$2,259	$6,747
Gross realized losses	(19,421)	(1,146)	(1,681)

Net realized gains	$7,975	$1,113	$5,066

        Interest income on securities is comprised of: (i) taxable interest income of $149.5 million, $160.0 million and $146.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, (ii) nontaxable interest income of $18.1 million, $16.3 million and $12.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and (iii) dividend income of $0.2 million, $0.3 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2013, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$12,041	$23,294	$—	$—	$35,335
Federal agency—Debt	479,705	872,099	58,732	—	1,410,536
Federal agency—MBS	54	95,718	61,454	—	157,226
CMOs—Federal agency	111,773	3,452,663	432,862	—	3,997,298
CMOs—Non-agency	—	32,182	5,280	—	37,462
State and municipal	63,046	349,613	—	3,336	415,995
Other	—	178,822	—	—	178,822

Total debt securities available-for-sale	$666,619	$5,004,391	$558,328	$3,336	$6,232,674

Amortized cost	$664,211	$5,023,953	$575,790	$3,400	$6,267,354

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$58,639	$119,774	$178,413
Federal agency—MBS	44	30,001	403,869	11,446	445,360
CMOs—Federal agency	—	640,808	1,140,411	—	1,781,219
State and municipal	—	12,860	194,220	247,075	454,155
Other	—	98,696	—	—	98,696

Total debt securities held-to-maturity at amortized cost	$44	$782,365	$1,797,139	$378,295	$2,957,843

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        Securities totaling $1.18 billion were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2013. Included in this total are $12.4 million of securities pledged as collateral that the secured party has the right by contract or custom to sell or repledge the collateral.

Impairment Assessment

        The Company performs a quarterly assessment of the debt and equity securities in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. The Company's impairment assessment takes into consideration the following factors as applicable to the individual security being analyzed: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest, principal or dividend payments; external credit ratings and recent downgrades; and the Company's intent and overall ability to hold the security until its value recovers. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security's new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

        Other-than-temporary impairment losses on equity securities are recognized in earnings. For debt securities, if the Company intends to sell an impaired security or it is more likely than not it will be required to sell a security prior to recovery of its amortized cost, an impairment loss is recognized in earnings for the entire difference between the amortized cost and fair value of the security on the measurement date. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost, the credit loss component of impairment is recognized in earnings. Impairment associated with factors other than credit, such as market liquidity, is recognized in other comprehensive income, net of tax.

        Refer to Note 1, Summary of Significant Accounting Policies, for additional discussion of the Company's accounting policy related to securities impairment.

Securities Deemed to be Other-Than-Temporarily Impaired

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million, $0.3 million and $0.7 million for 2013, 2012 and 2011, respectively. There was no non-credit-related other-than-temporary impairment recognized in AOCI on securities available-for-sale at December 31, 2013. The Company recognized $1.0 million and $4.2 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at December 31, 2012 and 2011, respectively. All other-than-temporary impairment losses in 2013, 2012 and 2011 related to non-agency CMOs. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2013 and 2012.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the years ended December 31, 2013 and 2012. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of period	$16,486	$17,531
Subsequent credit-related impairment	326	291
Reduction for securities sold or redeemed	(12,263)	(537)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	—	(799)

Balance, end of period	$4,549	$16,486

Non-agency CMOs

        The Company held $28.7 million of variable rate non-agency CMOs at December 31, 2013. The Company determined that none of these non-agency CMOs were other-than-temporarily impaired at December 31, 2013. These CMOs have a fixed interest rate for an initial period after which they become variable-rate instruments with annual rate resets. For purposes of projecting future cash flows, the current fixed coupon was used through the reset date for each security. The prevailing LIBOR/Treasury forward curve as of the measurement date was used to project all future floating-rate cash flows based on the characteristics of each security. Other factors considered in the projection of future cash flows include the current level of subordination from other CMO classes, anticipated prepayment rates, cumulative defaults and loss given default. The Company recognized credit-related impairment losses in earnings on its investments in certain variable rate non-agency CMOs totaling $0.3 million, $0.3 million and $0.7 million in 2013, 2012 and 2011, respectively. No other-than-temporary impairment was recognized in AOCI on the impaired CMO security at December 31, 2013. The Company also holds $8.8 million in fixed rate non-agency CMOs, none of which have experienced any other-than-temporary impairment.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012. The table also includes any investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI:

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2013
Securities available-for-sale:
Federal agency—Debt	$1,026,142	$7,911	$—	$—	$1,026,142	$7,911
Federal agency—MBS	17,962	85	43,492	2,703	61,454	2,788
CMOs—Federal agency	1,637,994	35,922	728,101	34,849	2,366,095	70,771
CMOs—Non-agency	10,056	319	8,483	729	18,539	1,048
State and municipal	16,521	39	4,266	84	20,787	123

Total securities available-for-sale	$2,708,675	$44,276	$784,342	$38,365	$3,493,017	$82,641

Securities held-to-maturity:
Federal agency—Debt	$156,290	$5,122	$—	$—	$156,290	$5,122
Federal agency—MBS	321,090	10,513	15,338	1,417	336,428	11,930
CMOs—Federal agency	1,539,464	36,435	63,276	4,186	1,602,740	40,621
State and municipal	347,305	14,190	41,102	4,824	388,407	19,014
Other debt securities	98,077	619	—	—	98,077	619

Total securities held-to-maturity	$2,462,226	$66,879	$119,716	$10,427	$2,581,942	$77,306

December 31, 2012
Securities available-for-sale:
U.S. Treasury	$5,096	$3	$—	$—	$5,096	$3
Federal agency—Debt	346,136	203	—	—	346,136	203
Federal agency—MBS	50,932	69	46	—	50,978	69
CMOs—Federal agency	1,413,367	5,994	13,565	44	1,426,932	6,038
CMOs—Non-agency	—	—	25,484	2,124	25,484	2,124
State and municipal	85,550	225	810	14	86,360	239
Other debt securities	39,877	49	16,038	5,819	55,915	5,868

Total securities available-for-sale	$1,940,958	$6,543	$55,943	$8,001	$1,996,901	$14,544

Securities held-to-maturity:
Federal agency—MBS	$31,514	$182	$—	$—	$31,514	$182
CMOs—Federal agency	60,998	382	—	—	60,998	382
State and municipal	64,344	857	—	—	64,344	857

Total securities held-to-maturity	$156,856	$1,421	$—	$—	$156,856	$1,421

(1)
The estimated gross unrealized loss for federal agency mortgage-backed securities classified as available-for-sale was an insignificant amount as of December 31, 2012.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Securities (Continued)

        At December 31, 2013, the Company had $3.49 billion of securities available-for-sale and $2.58 billion of securities held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position totaled 809 and included 47 federal agency debt securities, 44 federal agency MBS, 182 federal agency CMOs, 4 non-agency CMOs, 520 state and municipal securities and 12 other debt securities.

        At December 31, 2012, the Company had $2.00 billion of securities available-for-sale in an unrealized loss position, consisting of $1.98 billion of temporarily impaired securities and $16.2 million of securities that had non-credit-related impairment recognized in AOCI. At December 31, 2012, the Company had $156.9 million of securities held-to-maturity in an unrealized loss position. At December 31, 2012, the Company had 231 debt securities available-for-sale and held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position include 2 U.S. Treasury note, 8 federal agency debt securities, 7 federal agency MBS, 53 federal agency CMOs, 4 non-agency CMOs, 152 state and municipal securities and 5 other debt securities.

Note 6. Other Investments

FHLB and FRB Stock

        The Company's investment in stock issued by the FHLB and FRB totaled $64.4 million and $90.0 million at December 31, 2013 and December 31, 2012, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

        The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company's investments in these funds totaled $34.0 million at December 31, 2013 and $36.1 million at December 31, 2012. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2013	2012
Private equity and venture capital	$20,298	$20,693
Real estate	7,646	9,223
Hedge	2,733	2,866
Other	3,275	3,309

Total	$33,952	$36,091

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized impairment losses totaling $0.5 million, $3.3 million and $1.2 million on its other investments during 2013, 2012 and 2011, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Other Investments (Continued)

        The table below provides information as of December 31, 2013 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital (1)	$662	$179	None (2)	N/A
Hedge (3)	233	—	None (2)	N/A

Total	$895	$179

(1)
Funds invest in securities and other instruments of public and private companies, including corporations, partnerships, limited liability companies and joint ventures.

(2)
Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

(3)
Fund invests in other hedge funds. Fund is being liquidated and capital returned to investors as the underlying investments are sold or redeemed.

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

Loans and Leases

(in thousands)	December 31, 2013	December 31, 2012
Commercial	$7,404,116	$6,211,353
Commercial real estate mortgages	3,223,001	2,739,284
Residential mortgages	4,554,311	3,962,205
Real estate construction	367,004	313,190
Home equity loans and lines of credit	709,344	711,750
Installment	151,955	142,793
Lease financing	760,707	737,720

Loans and leases, excluding covered loans	17,170,438	14,818,295
Less: Allowance for loan and lease losses	(302,584)	(277,888)

Loans and leases, excluding covered loans, net	16,867,854	14,540,407
Covered loans	716,911	1,031,004
Less: Allowance for loan losses	(15,922)	(44,781)

Covered loans, net	700,989	986,223

Total loans and leases	$17,887,349	$15,849,299

Total loans and leases, net	$17,568,843	$15,526,630

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The loan amounts above include unamortized fees, net of deferred costs, of $2.3 million and $5.9 million as of December 31, 2013 and 2012, respectively.

        In the normal course of business, the Bank makes loans to executive officers and directors and to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $122.4 million and $87.9 million at December 31, 2013 and 2012, respectively. During 2013, new loans and advances totaled $132.0 million and repayments totaled $97.5 million. Interest income recognized on these loans amounted to $3.4 million, $2.2 million and $2.6 million during 2013, 2012 and 2011, respectively. At December 31, 2013, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although, the Company's lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at December 31, 2013, California represented 76 percent of total loans outstanding and New York and Nevada represented 8 percent and 2 percent, respectively. The remaining 14 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

        Within the Company's covered loan portfolio at December 31, 2013, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

        The Company has pledged eligible residential mortgages, multifamily loans, equity lines of credit and commercial loans totaling $6.90 billion as collateral for its borrowing facility at the FHLB.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $716.9 million at December 31, 2013 and $1.03 billion at December 31, 2012. Covered loans, net of allowance for loan losses, were $701.0 million at December 31, 2013 and $986.2 million at December 31, 2012.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following is a summary of the major categories of covered loans:

(in thousands)	December 31, 2013	December 31, 2012
Commercial	$10,009	$10,561
Commercial real estate mortgages	666,628	931,758
Residential mortgages	4,976	5,652
Real estate construction	31,184	78,554
Home equity loans and lines of credit	3,695	3,790
Installment	419	689

Covered loans	716,911	1,031,004
Less: Allowance for loan losses	(15,922)	(44,781)

Covered loans, net	$700,989	$986,223

        The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Carrying value of covered loans as of:
December 31, 2013	$630,754	$40,110	$18,761	$27,286	$716,911
December 31, 2012	$893,031	$70,240	$34,803	$32,930	$1,031,004
Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021
Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/30/2020	5/30/2020	4/30/2021

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income at a level yield over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of period	$295,813	$436,374
Accretion	(61,477)	(79,839)
Reclassifications from nonaccretable yield	36,091	11,664
Disposals and other	(51,409)	(72,386)

Balance, end of period	$219,018	$295,813

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

        The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $89.2 million at December 31, 2013 and $150.0 million at December 31, 2012.

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the years

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

ended December 31, 2013 and 2012. Activity is provided by loan portfolio segment which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Unallocated	Total
Year ended December 31, 2013
Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Provision (reduction) for credit losses (2)	(6,546)	1,301	941	(18,386)	(804)	(1,233)	15,620	(9,107)
Charge-offs	(8,072)	(1,315)	(106)	(100)	(500)	(374)	—	(10,467)
Recoveries	26,990	1,791	147	13,053	698	1,591	—	44,270

Net recoveries (charge-offs)	18,918	476	41	12,953	198	1,217	—	33,803

Ending balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584

Ending balance of allowance:
Individually evaluated for impairment	$1,961	$586	$478	$—	$—	$—	$—	$3,025
Collectively evaluated for impairment	115,142	50,092	11,062	6,351	6,677	1,842	108,393	299,559
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,164,823	$3,223,001	$4,554,311	$367,004	$709,344	$151,955	$—	$17,170,438
Individually evaluated for impairment	31,857	38,154	9,211	19,097	2,329	16	—	100,664
Collectively evaluated for impairment	8,132,966	3,184,847	4,545,100	347,907	707,015	151,939	—	17,069,774
Year ended December 31, 2012
Allowance for loan and lease losses:
Beginning balance	$83,514	$48,451	$14,122	$20,155	$8,077	$1,972	$86,266	$262,557
Provision (reduction) for credit losses (2)	10,776	534	(1,985)	(6,911)	369	(1,030)	6,507	8,260
Charge-offs	(24,407)	(1,611)	(2,402)	(9,769)	(1,258)	(1,066)	—	(40,513)
Recoveries	34,848	1,527	823	8,309	95	1,982	—	47,584

Net recoveries (charge-offs)	10,441	(84)	(1,579)	(1,460)	(1,163)	916	—	7,071

Ending balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888

Ending balance of allowance:
Individually evaluated for impairment	$952	$1,326	$9	$—	$116	$—	$—	$2,403
Collectively evaluated for impairment	103,779	47,575	10,549	11,784	7,167	1,858	92,773	275,485
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$6,949,073	$2,739,284	$3,962,205	$313,190	$711,750	$142,793	$—	$14,818,295
Individually evaluated for impairment	26,277	53,085	8,810	45,510	4,461	449	—	138,592
Collectively evaluated for impairment	6,922,796	2,686,199	3,953,395	267,680	707,289	142,344	—	14,679,703

(1)
Includes lease financing loans.

(2)
Provision for credit losses in the allowance rollforward for 2013 includes total transfers to the reserve for off-balance sheet credit commitments of $9.1 million. Provision for credit losses in the allowance rollforward for 2012 includes total provision expense of $10.0 million, net of total transfers to the reserve for off-balance sheet credit commitments of $1.7 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of the year	$24,837	$23,097
Transfers from allowance for loan and lease losses	9,107	1,740

Balance, end of the year	$33,944	$24,837

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

        Information on impaired loans, excluding covered loans, at December 31, 2013 and 2012 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2013
With no related allowance recorded:
Commercial	$17,721	$18,041	$—	$21,611	$1,664
Commercial real estate mortgages	32,770	37,555	—	33,002	867
Residential mortgages:
Fixed	2,135	2,295	—	2,715	123
Variable	5,402	5,783	—	4,330	55

Total residential mortgages	7,537	8,078	—	7,045	178

Real estate construction:
Construction	5,485	6,766	—	15,421	927
Land	13,612	26,928	—	15,927	189

Total real estate construction	19,097	33,694	—	31,348	1,116

Home equity loans and lines of credit	2,329	3,375	—	2,728	—
Installment:
Consumer	16	24	—	93	—

Total installment	16	24	—	93	—

Total with no related allowance	$79,470	$100,767	$—	$95,827	$3,825

With an allowance recorded:
Commercial	$14,136	$18,156	$1,961	$8,871	$54
Commercial real estate mortgages	5,384	5,764	586	9,891	182
Residential mortgages:
Fixed	—	—	—	93	—
Variable	1,674	1,687	478	1,008	—

Total residential mortgages	1,674	1,687	478	1,101	—

Real estate construction:
Land	—	—	—	2,570	—

Total real estate construction	—	—	—	2,570	—

Home equity loans and lines of credit	—	—	—	180	—

Total with an allowance	$21,194	$25,607	$3,025	$22,613	$236

Total impaired loans by type:
Commercial	$31,857	$36,197	$1,961	$30,482	$1,718
Commercial real estate mortgages	38,154	43,319	586	42,893	1,049
Residential mortgages	9,211	9,765	478	8,146	178
Real estate construction	19,097	33,694	—	33,918	1,116
Home equity loans and lines of credit	2,329	3,375	—	2,908	—
Installment	16	24	—	93	—

Total impaired loans	$100,664	$126,374	$3,025	$118,440	$4,061

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2012
With no related allowance recorded:
Commercial	$18,761	$24,135	$—	$23,538	$—
Commercial real estate mortgages	42,882	49,110	—	29,190	189
Residential mortgages:
Fixed	3,482	3,757	—	3,134	—
Variable	4,865	5,437	—	4,981	48

Total residential mortgages	8,347	9,194	—	8,115	48

Real estate construction:
Construction	19,762	33,267	—	27,303	692
Land	25,748	41,016	—	23,361	265

Total real estate construction	45,510	74,283	—	50,664	957

Home equity loans and lines of credit	3,562	4,660	—	4,288	—
Installment:
Consumer	449	927	—	531	—

Total installment	449	927	—	531	—

Lease financing	—	—	—	6	—

Total with no related allowance	$119,511	$162,309	$—	$116,332	$1,194

With an allowance recorded:
Commercial	$7,516	$8,038	$952	$10,532	$—
Commercial real estate mortgages	10,203	10,783	1,326	12,765	—
Residential mortgages:
Fixed	463	507	9	1,568	—
Variable	—	—	—	1,503	4

Total residential mortgages	463	507	9	3,071	4

Real estate construction:
Land	—	—	—	11,760	—

Total real estate construction	—	—	—	11,760	—

Home equity loans and lines of credit	899	965	116	1,112	—

Total with an allowance	$19,081	$20,293	$2,403	$39,240	$4

Total impaired loans by type:
Commercial	$26,277	$32,173	$952	$34,070	$—
Commercial real estate mortgages	53,085	59,893	1,326	41,955	189
Residential mortgages	8,810	9,701	9	11,186	52
Real estate construction	45,510	74,283	—	62,424	957
Home equity loans and lines of credit	4,461	5,625	116	5,400	—
Installment	449	927	—	531	—
Lease financing	—	—	—	6	—

Total impaired loans	$138,592	$182,602	$2,403	$155,572	$1,198

        Effective July 1, 2012, the Company increased the outstanding loan amount under which nonperforming loans are individually evaluated for impairment from $500,000 or greater to $1 million or greater. For borrowers with multiple loans totaling $1 million or more, this threshold is applied at the total relationship level. Loans under $1 million will be measured for impairment using historical

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

loss factors. Loans under $1 million that were previously reported as impaired at June 30, 2012 will continue to be reported as impaired until the collection of principal and interest is no longer in doubt, or the loans are paid or charged-off. At December 31, 2013, impaired loans included $5.1 million of loans previously reported as impaired that are less than $1 million.

        Impaired loans at December 31, 2013 and 2012 included $42.1 million and $48.8 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

        The following table provides a summary of loans modified in a troubled debt restructuring during the years ended December 31, 2013 and 2012:

($ in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Year ended December 31, 2013
Commercial	14	$17,615	$9,302	$344
Commercial real estate mortgages	1	547	524	—
Residential mortgages:
Fixed	1	639	628	—
Home equity loans and lines of credit	1	345	—	—
Installment:
Consumer	1	24	16	—

Total troubled debt restructured loans	18	$19,170	$10,470	$344

Year ended December 31, 2012
Commercial	20	$38,371	$19,671	$10,528
Commercial real estate mortgages	2	15,833	16,287	—
Residential mortgages:
Fixed	4	2,233	1,068	485
Real estate construction:
Construction	3	14,857	4,633	—
Land	1	8,420	7,918	264

Total real estate construction	4	23,277	12,551	264

Home equity loans and lines of credit	1	256	146	—

Total troubled debt restructured loans	31	$79,970	$49,723	$11,277

(1)
Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of TDR loans that subsequently defaulted during the years ended December 31, 2013 and 2012 that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

	Year ended December 31, 2013			Year ended December 31, 2012
($ in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	4	$686	$—	6	$689	$300
Commercial real estate mortgages	1	524	—	1	13,802	—
Real estate construction:
Land	1	7,002	—	2	420	—
Home equity loans and lines of credit	1	136	—	—	—	—
Installment:
Consumer	1	16	—	—	—	—

Total loans that subsequently defaulted	8	$8,364	$—	9	$14,911	$300

        A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower's financial difficulties, grants a concession to the borrower it would not otherwise consider. Loans with pre-modification outstanding balances totaling $19.2 million and $80.0 million were modified in troubled debt restructurings during the years ended December 31, 2013 and 2012, respectively. The concessions granted in the restructurings completed in 2013 largely consisted of maturity extensions and interest rate modifications.

        The unpaid principal balance of TDR loans was $52.2 million, before specific reserves of $0.8 million, at December 31, 2013, and $94.9 million, before specific reserves of $1.7 million, at December 31, 2012. The net decrease in TDR loans from the prior year-end was primarily attributable to payments received on existing TDR loans and to the removal of $16.1 million of loans that were restructured in an A/B note structure in 2012 that are no longer reported as TDRs. These decreases were partially offset by the addition of $19.2 million of loans restructured during the year ended December 31, 2013. Loans restructured in an A/B note restructuring are not reported as TDR loans in years after the restructuring if the restructuring agreement specifies an interest rate equal to or greater than the rate the lender was willing to accept at the time of restructuring for a new loan with comparable risk, and the loan is performing based on the terms in the restructuring agreement. In an A/B restructuring, the original note is separated into two notes where the A note represents the portion of the original loan that is expected to be fully paid, and the B note is the portion of the loan that is expected to be uncollectible. The B note is charged-off at the time of restructuring. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

        During the year ended December 31, 2013, eight loans that had been restructured within the preceding 12 months subsequently defaulted. The defaults were primarily due to missed or late payments. All other TDR loans were performing in accordance with their restructured terms at December 31, 2013. As of December 31, 2013, commitments to lend additional funds on restructured loans totaled $1.1 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at December 31, 2013 and 2012 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2013
Commercial	$4,450	$362	$—	$14,248	$19,060	$7,385,056	$7,404,116
Commercial real estate mortgages	1,197	1,633	—	18,449	21,279	3,201,722	3,223,001
Residential mortgages:
Fixed	—	—	379	3,789	4,168	1,436,283	1,440,451
Variable	—	—	—	7,872	7,872	3,105,988	3,113,860

Total residential mortgages	—	—	379	11,661	12,040	4,542,271	4,554,311

Real estate construction:
Construction	—	—	—	5,467	5,467	332,131	337,598
Land	—	797	—	13,600	14,397	15,009	29,406

Total real estate construction	—	797	—	19,067	19,864	347,140	367,004

Home equity loans and lines of credit	—	—	74	5,144	5,218	704,126	709,344
Installment:
Commercial	1	—	—	—	1	361	362
Consumer	10	7	—	32	49	151,544	151,593

Total installment	11	7	—	32	50	151,905	151,955

Lease financing	2,533	126	—	50	2,709	757,998	760,707

Total	$8,191	$2,925	$453	$68,651	$80,220	$17,090,218	$17,170,438

December 31, 2012
Commercial	$6,207	$4,219	$602	$9,087	$20,115	$6,191,238	$6,211,353
Commercial real estate mortgages	16,968	3,249	—	33,198	53,415	2,685,869	2,739,284
Residential mortgages:
Fixed	—	1,969	379	4,902	7,250	1,458,224	1,465,474
Variable	—	—	—	4,701	4,701	2,492,030	2,496,731

Total residential mortgages	—	1,969	379	9,603	11,951	3,950,254	3,962,205

Real estate construction:
Construction	—	—	—	15,067	15,067	239,740	254,807
Land	—	859	—	25,815	26,674	31,709	58,383

Total real estate construction	—	859	—	40,882	41,741	271,449	313,190

Home equity loans and lines of credit	3,407	480	—	6,424	10,311	701,439	711,750
Installment:
Commercial	—	—	—	—	—	437	437
Consumer	58	35	—	473	566	141,790	142,356

Total installment	58	35	—	473	566	142,227	142,793

Lease financing	2,633	2	—	120	2,755	734,965	737,720

Total	$29,273	$10,813	$981	$99,787	$140,854	$14,677,441	$14,818,295

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of contractual interest foregone on nonaccrual loans, excluding covered loans, for 2013, 2012 and 2011:

	December 31,
(in thousands)	2013	2012	2011
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$6,013	$8,549	$15,465
Less: Interest income recognized on nonaccrual loans on a cash basis	(1,219)	(1,446)	(1,494)

Interest income foregone on nonaccrual loans	$4,794	$7,103	$13,971

Credit Quality Monitoring

        The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of December 31, 2013 and 2012. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	December 31, 2013			December 31, 2012
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$7,258,303	$145,813	$7,404,116	$6,073,459	$137,894	$6,211,353
Commercial real estate mortgages	3,139,707	83,294	3,223,001	2,597,863	141,421	2,739,284
Residential mortgages:
Fixed	1,425,087	15,364	1,440,451	1,449,270	16,204	1,465,474
Variable	3,087,636	26,224	3,113,860	2,479,449	17,282	2,496,731

Total residential mortgages	4,512,723	41,588	4,554,311	3,928,719	33,486	3,962,205

Real estate construction:
Construction	332,131	5,467	337,598	225,577	29,230	254,807
Land	15,522	13,884	29,406	28,710	29,673	58,383

Total real estate construction	347,653	19,351	367,004	254,287	58,903	313,190

Home equity loans and lines of credit	687,732	21,612	709,344	685,011	26,739	711,750
Installment:
Commercial	362	—	362	437	—	437
Consumer	151,468	125	151,593	141,662	694	142,356

Total installment	151,830	125	151,955	142,099	694	142,793

Lease financing	757,005	3,702	760,707	733,803	3,917	737,720

Total	$16,854,953	$315,485	$17,170,438	$14,415,241	$403,054	$14,818,295

Credit Quality on Covered Loans

        The following is a summary of activity in the allowance for losses on covered loans:

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of period	$44,781	$64,565
Provision for losses	635	45,346
Net recoveries	9	—
Reduction in allowance due to loan removals	(29,503)	(65,130)

Balance, end of period	$15,922	$44,781

        The allowance for losses on covered loans was $15.9 million and $44.8 million as of December 31, 2013 and 2012, respectively. The Company recorded provision expense of $0.6 million and $45.3 million on covered loans in 2013 and 2012, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of its allowance for loan losses as a result of that analysis. The provision expense or

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company's revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management's review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reduced for any loan removals, which occur when a loan has been fully paid-off, fully charged off, sold or transferred to OREO.

        Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of December 31, 2013 and December 31, 2012.

        At December 31, 2013, covered loans that were 30 to 89 days delinquent totaled $15.5 million and covered loans that were 90 days or more past due on accrual status totaled $45.7 million. At December 31, 2012, covered loans that were 30 to 89 days delinquent totaled $43.4 million and covered loans that were 90 days or more past due on accrual status totaled $112.4 million.

Note 8. Other Real Estate Owned

        The following table provides a summary of OREO activity for 2013 and 2012:

	2013			2012
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$21,027	$58,276	$79,303	$30,790	$98,550	$129,340
Additions	3,283	22,993	26,276	14,177	50,377	64,554
Sales	(10,280)	(48,773)	(59,053)	(17,147)	(70,211)	(87,358)
Valuation adjustments	(1,419)	(7,015)	(8,434)	(6,793)	(20,440)	(27,233)

Balance, end of year	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303

        At December 31, 2013, OREO was $38.1 million and included $25.5 million of covered OREO. At December 31, 2012, OREO was $79.3 million and included $58.3 million of covered OREO. The balance of OREO at December 31, 2013 and 2012 is net of valuation allowances of $17.4 million and $33.6 million, respectively.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Premises and Equipment

        The following is a summary of the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2013
Premises, including land of $15,011	$206,313	$114,330	$91,983	Up to 39 years
Furniture, fixtures and equipment	163,969	129,142	34,827	3 to 10 years
Software	151,772	80,184	71,588	5 to 10 years

Total	$522,054	$323,656	$198,398

December 31, 2012
Premises, including land of $3,511	$158,389	$105,933	$52,456	Up to 39 years
Furniture, fixtures and equipment	155,311	118,796	36,515	3 to 10 years
Software	131,075	70,613	60,462	5 years

Total	$444,775	$295,342	$149,433

        Depreciation and amortization expense was $32.3 million, $32.5 million and $27.6 million in 2013, 2012 and 2011, respectively. Net rental payments on operating leases included in Net occupancy of premises in the consolidated statements of income were $56.4 million, $52.5 million and $45.4 million in 2013, 2012 and 2011, respectively.

        The future net minimum rental commitments were as follows at December 31, 2013:

(in thousands)	Net Minimum Rental Commitments
2014	$46,570
2015	45,590
2016	40,988
2017	36,949
2018	34,655
Thereafter	115,396

$320,148

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The mark-to-market thus created is accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2013, the Company is contractually entitled to receive minimum future rentals of $4.9 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets

        The following table summarizes the changes in the carrying amount of the Company's goodwill for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of period	$642,622	$486,383
Acquired goodwill	—	156,239

Balance, end of period	$642,622	$642,622

        The following table presents the gross carrying amounts and accumulated amortization for the Company's other intangible assets:

	December 31, 2013			December 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-relationship intangibles:
Core deposit intangibles	$27,710	$(25,967)	$1,743	$27,710	$(23,234)	$4,476
Client advisory contracts	64,433	(27,117)	37,316	64,433	(22,540)	41,893
Other client service contracts	2,187	(625)	1,562	2,187	(417)	1,770

Total	$94,330	$(53,709)	$40,621	$94,330	$(46,191)	$48,139

        In 2012, the Company recorded $68.4 million of goodwill related to its acquisition of FAEF, and $86.5 million of goodwill and $19.0 million of client advisory contract intangibles related to its acquisition of Rochdale.

        Customer relationship intangibles are amortized over their estimated lives. At December 31, 2013, the estimated aggregate amortization of intangibles for the years 2014 through 2018 is $5.8 million, $4.9 million, $4.5 million, $4.5 million and $4.5 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill for impairment during the fourth quarter of 2013. The goodwill assessment was performed at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. An assessment of qualitative factors was completed to determine whether it was more likely than not that the fair value of the reporting units was less than their carrying amounts at the assessment date. The qualitative factors considered included trends in the financial markets and financial services industry, the Company's competitive strengths relative to its peers, the Company's financial performance for 2013 and its prospects for future growth. Based upon the assessment performed, the Company's management concluded that goodwill was not impaired at December 31, 2013. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Goodwill and Other Intangible Assets (Continued)

        Management completed an assessment of other intangible assets for impairment during the fourth quarter of 2013. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. The estimated undiscounted cash flows for core deposit and client contract intangibles exceeded their carrying amounts at December 31, 2013. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2013.

Note 11. Deposits and Borrowed Funds

        Total deposits were $25.68 billion at December 31, 2013, and were comprised of non-interest bearing deposits of $16.06 billion and interest-bearing deposits of $9.62 billion. In 2012, total deposits were $23.50 billion, and consisted of noninterest-bearing deposits of $14.26 billion and interest-bearing deposits of $9.24 billion.

        Total time deposits were $688.6 million and $767.9 million at December 31, 2013 and 2012, respectively. The following table sets forth the maturity distribution of time deposits as of December 31, 2013:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Time deposits, $100,000 and over	$418.8	$36.2	$28.4	$20.0	$7.3	$1.4	$512.1
Other time deposits	154.9	10.3	5.1	3.1	2.8	0.3	176.5

Total time deposits	$573.7	$46.5	$33.5	$23.1	$10.1	$1.7	$688.6

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of December 31, 2013 and 2012 are provided below:

(in thousands) (1)	December 31, 2013	December 31, 2012
Short-term borrowings
Current portion of senior notes:
City National Corporation—5.125% Senior Notes Due February 2013	$—	$206,581
Federal funds purchased	—	1,214,200
Current portion of nonrecourse debt (5)	3,889	3,017

Total short-term borrowings	$3,889	$1,423,798

Long-term debt
Senior notes:
City National Corporation—5.25% Senior Notes Due September 2020	299,463	297,613
Subordinated debt:
City National Bank—9.00% Subordinated Notes Due July 2019 (2)	50,000	49,755
City National Bank—9.00% Subordinated Notes Due August 2019	75,000	74,876
City National Bank—Fixed and Floating Subordinated Notes due August 2019 (3)	55,000	54,909
City National Bank—5.375% Subordinated Notes Due July 2022	149,994	148,642
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,155	5,152
Nonrecourse debt (5)	91,388	75,104
Other long-term debt (6)	9,968	—

Total long-term debt	$735,968	$706,051

(1)
The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)
These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009) and thereafter the rate is reset at the Bank's option to either LIBOR plus 6 percent or to prime plus 5 percent. These notes are callable by the Bank, subject to any prior approval requirements of the Office of the Comptroller of the Currency ("OCC"), on or after July 2014.

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

(4)
These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of December 31, 2013, the interest rate was approximately 2.20 percent.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Deposits and Borrowed Funds (Continued)

(5)
Nonrecourse debt bears interest at an average rate of 3.83 percent as of December 31, 2013 and has maturity dates ranging from January 2014 to December 2019.

(6)
Other long-term debt includes a note payable that bears a fixed interest rate of 5.64 percent and is scheduled to mature on June 2017.

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

        Details regarding federal funds purchased, securities sold under repurchase agreements and other short-term borrowings for the year ended December 31, 2013, 2012 and 2011 follow:

	2013			2012			2011
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$—	$301,086	0.13%	$1,214,200	$52,051	0.09%	$50,000	$3,145	0.07%
Other short-term borrowings	—	213,014	0.26	—	—	—	—	694	—

Total	$—	$514,100	0.18%	$1,214,200	$52,051	0.09%	$50,000	$3,839	0.06%

Maximum month-end balance
Federal funds purchased	$943,000			$1,214,200			$100,000
Other short-term borrowings	950,000			—			720

        The following table provides the maturity distribution of long-term debt as of December 31, 2013:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$299.5	$299.5
Subordinated and junior subordinated debt	—	—	—	—	—	335.1	335.1
Nonrecourse debt	—	14.0	32.3	27.8	16.3	1.0	91.4
Other long-term debt	—	—	—	10.0	—	—	10.0

Total long-term debt	$—	$14.0	$32.3	$37.8	$16.3	$635.6	$736.0

        The Company has a remaining borrowing capacity of $5.22 billion as of December 31, 2013, secured by collateral, with the FHLB, of which the Bank is a member.

Note 12. Shareholders' Equity

        On November 7, 2013, the Corporation issued 4 million depositary shares, each representing a 1/40th interest in a share of 6.75 percent Series D fixed-to-floating rate non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $97.7 million. Dividends on the preferred stock are payable quarterly, in arrears, if declared by the Corporation's Board of Directors at an annual rate of 6.75 percent beginning February 7, 2014. Effective for the February 7, 2024 dividend payment, the annual rate will adjust to three-month LIBOR plus 4.052 percent. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after 10 years from the date of issuance.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        On November 13, 2012, the Corporation issued 7 million depositary shares, each representing a 1/40th interest in a share of 5.50 percent Series C non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $169.9 million. Dividends are payable quarterly, in arrears, if declared by the Corporation's Board of Directors. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after five years from the date of issuance.

        The components of AOCI at December 31, 2013 and 2012 are as follows:

	December 31,
(in thousands)	2013	2012
Net unrealized (loss) gain on securities available-for-sale	$(15,641)	$86,526
Net unrealized gain on cash flow hedges	—	56

Total accumulated other comprehensive (loss) income	$(15,641)	$86,582

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the year ended December 31, 2013, 2012 and 2011:

(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax
For the year ended December 31, 2013
Securities available-for-sale:
Net unrealized losses arising during the period	$(168,824)	$(70,619)	$(98,205)
Reclassification adjustment for net gains included in net income (1)	(6,811)	(2,849)	(3,962)

Total securities available-for-sale	(175,635)	(73,468)	(102,167)
Net change on cash flow hedges	(56)	—	(56)

Total other comprehensive losses	$(175,691)	$(73,468)	$(102,223)

For the year ended December 31, 2012
Securities available-for-sale:
Net unrealized gains arising during the period	$24,020	$10,047	$13,973
Reclassification adjustment for net gains included in net income (1)	(183)	(76)	(107)
Non-credit related impairment loss	(988)	(413)	(575)

Total securities available-for-sale	22,849	9,558	13,291
Net change on cash flow hedges	(166)	—	(166)
Pension liability adjustment (2)	1,085	—	1,085

Total other comprehensive income	$23,768	$9,558	$14,210

For the year ended December 31, 2011
Securities available-for-sale:
Net unrealized gains arising during the period	$72,499	$30,326	$42,173
Reclassification adjustment for net gains included in net income (1)	(4,955)	(2,073)	(2,882)
Non-credit related impairment loss	(4,198)	(1,756)	(2,442)

Total securities available-for-sale	63,346	26,497	36,849
Net change on cash flow hedges	(962)	—	(962)
Pension liability adjustment (2)	(368)	—	(368)

Total other comprehensive income	$62,016	$26,497	$35,519

(1)
Recognized in Gain on sale of securities in the consolidated statements of income.

(2)
Recognized in Salaries and employee benefits in the consolidated statements of income. See Note 19 for additional information.

        On January 24, 2008, the Board of Directors authorized the repurchase of 1 million shares of City National Corporation stock, following the completion of its previously approved stock buyback initiative. The Corporation did not repurchase any shares of its common stock in 2013, 2012 and 2011 under the repurchase program. As of December 31, 2013, there were 1,140,400 shares that may yet be purchased under the January 24, 2008 buyback initiative. The Corporation received no shares in payment for the exercise price of stock options.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Shareholders' Equity (Continued)

        The following table summarizes the Company's share repurchases for the three months ended December 31, 2013. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 1, 2013 to October 31, 2013	233	$70.27
November 1, 2013 to November 30, 2013	28	74.39
December 1, 2013 to December 31, 2013	421	77.35

Total share repurchases	682	74.81

Note 13. Availability of Funds from Subsidiaries and Capital

        The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. The Corporation had 275,000 shares and 175,000 shares of preferred stock outstanding at December 31, 2013 and 2012, respectively.

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. The Bank may pay dividends to the Corporation without prior regulatory consent subject to certain legal and regulatory limitations, and as long as the dividends do not exceed the Bank's net profits for the current and prior two years less previous dividends and capital distributions. Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. The Corporation had no borrowings from the Bank at either December 31, 2013 or December 31, 2012.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2013, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2013, the Bank was categorized as "well capitalized." There have been no events or circumstances that

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Availability of Funds from Subsidiaries and Capital (Continued)

cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2013
Total capital (to risk weighted assets)	$2,699.2	13.00%	$1,661.3	≥ 8.0%	$2,076.6	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,095.6	10.09%	830.6	≥ 4.0%	1,246.0	≥ 6.0%
Tier 1 capital (to average assets)	2,095.6	7.17%	1,169.5	≥ 4.0%	—	—
As of December 2012
Total capital (to risk weighted assets)	$2,331.9	12.52%	$1,490.2	≥ 8.0%	$1,862.7	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,753.3	9.41%	745.1	≥ 4.0%	1,117.6	≥ 6.0%
Tier 1 capital (to average assets)	1,753.3	6.60%	1,063.4	≥ 4.0%	—	—

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2013
Total capital (to risk weighted assets)	$2,698.0	13.08%	$1,650.7	≥ 8.0%	$2,063.4	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,105.2	10.20%	825.3	≥ 4.0%	1,238.0	≥ 6.0%
Tier 1 capital (to average assets)	2,105.2	7.25%	1,161.7	≥ 4.0%	1,452.2	≥ 5.0%
As of December 2012
Total capital (to risk weighted assets)	$2,388.5	12.93%	$1,478.2	≥ 8.0%	$1,847.8	≥ 10.0%
Tier 1 capital (to risk weighted assets)	1,825.5	9.88%	739.1	≥ 4.0%	1,108.7	≥ 6.0%
Tier 1 capital (to average assets)	1,825.5	6.92%	1,055.6	≥ 4.0%	1,319.5	≥ 5.0%

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

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2013	2012	2011
Basic EPS:
Net income attributable to City National Corporation	$230,009	$208,049	$172,421
Less: Dividends on preferred stock	9,625	—	—

Net income available to common shareholders	$220,384	$208,049	$172,421
Less: Earnings allocated to participating securities	2,555	3,008	2,678

Earnings allocated to common shareholders	$217,829	$205,041	$169,743

Weighted average common shares outstanding	54,139	53,211	52,439

Basic earnings per common share	$4.02	$3.85	$3.24

Diluted EPS:
Earnings allocated to common shareholders (1)	$217,848	$205,050	$169,759

Weighted average common shares outstanding	54,139	53,211	52,439
Dilutive effect of equity awards	501	264	410

Weighted average diluted common shares outstanding	54,640	53,475	52,849

Diluted earnings per common share	$3.99	$3.83	$3.21

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options and warrants to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of basic or diluted EPS. There were 1.5 million average outstanding stock options that were antidilutive for 2013, compared to 2.8 million average outstanding stock options for 2012 and 2.9 million average outstanding stock options for 2011.

Note 15. Share-Based Compensation

        On December 31, 2013, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the "Plan"), which was originally approved by the Company's shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $22.8 million, $18.6 million

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

and $19.5 million for 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $9.5 million, $7.8 million and $8.1 million for 2013, 2012 and 2011, respectively. The Company received $40.5 million and $22.4 million in cash for the exercise of stock options during 2013 and 2012, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $6.1 million and $2.7 million for 2013 and 2012, respectively.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of December 31, 2013. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.

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

        The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan), a termination of service due to death or total disability (as defined in the Plan), or at the discretion of the Company. Unvested awards are forfeited upon termination of employment, except for those instances noted above. During 2013, the Company issued treasury or new shares upon share option exercises. At December 31, 2013, there were approximately 3.3 million shares available for future grants.

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

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	December 31,
	2013	2012	2011
Weighted-average volatility	28.12%	30.55%	30.90%
Dividend yield	2.15%	2.14%	1.67%
Expected term (in years)	6.14	6.11	6.11
Risk-free interest rate	1.25%	1.43%	2.86%

        Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2013, 2012 and 2011 were $12.59, $11.63 and $17.55, respectively. The total intrinsic values of options exercised during the years ended December 31, 2013, 2012 and 2011 were $14.8 million, $8.0 million and $2.8 million, respectively.

        A summary of option activity and related information for the years ended December 31, 2013, 2012 and 2011 is presented below:

Options	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2013	4,417	$53.91
Granted	595	55.81
Exercised	(854)	47.37
Forfeited or expired	(83)	56.71

Outstanding at December 31, 2013	4,075	$55.50	$96,663	5.64

Exercisable at December 31, 2013	2,651	$56.74	$59,591	4.26

(1)
Includes in-the-money options only.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

	2012		2011
Options	Number of Shares (in thousands)	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at January 1	4,990	$52.61	4,650	$51.38
Granted	614	46.70	581	59.46
Exercised	(599)	37.44	(138)	36.80
Forfeited or expired	(588)	52.14	(103)	56.96

Outstanding at December 31	4,417	$53.91	4,990	$52.61

Exercisable	2,888	$57.28	3,349	$55.62

        A summary of changes in unvested options and related information for the year ended December 31, 2013 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2013	1,529	$13.36
Granted	595	12.59
Vested	(668)	12.09
Forfeited	(31)	13.43

Unvested at December 31, 2013	1,425	$13.64

        The number of options vested during the year ended December 31, 2013, 2012 and 2011 was 668,248, 677,282 and 656,461, respectively. The total fair value of options vested during 2013, 2012 and 2011 was $8.1 million, $8.3 million and $7.8 million, respectively. As of December 31, 2013, there was $12.1 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

        A summary of changes in restricted stock and related information for the year ended December 31, 2013 is presented below:

Restricted Stock (1)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Unvested at January 1, 2013	747	$50.73
Granted	72	56.57
Vested	(201)	45.88
Forfeited	(10)	49.83

Unvested at December 31, 2013	608	$53.03

(1)
Includes restricted stock units.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Share-Based Compensation (Continued)

        Restricted stock is valued at the closing price of the Company's stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $56.57, $47.12 and $60.56, respectively. The number of restricted shares vested during 2013, 2012 and 2011 was 200,508, 191,965 and 157,245. The total fair value of restricted stock vested during 2013, 2012 and 2011 was $9.2 million, $8.9 million and $7.7 million, respectively. As of December 31, 2013, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $16.6 million. That cost is expected to be recognized over a weighted-average period of 2.5 years.

        Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of award. They are subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the year ended December 31, 2013 is presented below:

Cash-Settled Restricted Stock Units	Number of Shares (in thousands)
Unvested at January 1, 2013	101
Granted	92
Vested	—
Forfeited	(3)

Unvested at December 31, 2013	190

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2013 and 2012. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	December 31, 2013			December 31, 2012
(in millions)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate swaps—fair value (1):
Long-term and subordinated debt	$—	$—	$—	$205.5	$2.3	$0.1

Total derivatives designated as hedging instruments	$—	$—	$—	$205.5	$2.3	$0.1

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$2,769.4	$42.7	$41.7	$2,243.6	$64.2	$64.2
Interest-rate caps, floors and collars	251.6	0.5	0.5	240.1	0.2	0.2
Options purchased	1.5	0.6	0.6	2.0	0.2	0.2
Options written	1.5	—	—	2.0	—	—

Total interest-rate contracts	$3,024.0	$43.8	$42.8	$2,487.7	$64.6	$64.6

Option contracts	$1.9	$0.4	$—	$—	$0.7	$—
Foreign exchange contracts:
Spot and forward contracts	$461.4	$3.5	$3.3	$231.4	$1.5	$1.3
Options purchased	6.3	—	—	—	—	—
Options written	6.3	0.2	0.2	—	—	—

Total foreign exchange contracts	$474.0	$3.7	$3.5	$231.4	$1.5	$1.3

Total derivatives not designated as hedging instruments	$3,499.9	$47.9	$46.3	$2,719.1	$66.8	$65.9

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Derivative Financial Instruments (Continued)

Derivatives Designated as Hedging Instruments

        As of December 31, 2013, the Company had no hedging instruments. As of December 31, 2012, the Company had $205.5 million notional amount of interest-rate swap contracts, all of which were designated as fair value hedges. The net positive fair value of the fair value hedges of $2.3 million was recorded in other assets. It included a mark-to-market asset of $1.1 million and net interest receivable of $1.2 million. The balance of borrowings reported in the consolidated balance sheet included a $1.1 million mark-to-market adjustment associated with interest-rate hedge transactions. There were no cash flow hedges at December 31, 2012.

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2013 and 2012 is provided below:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivative Instruments Designated as Hedging Instruments		2013	2012	2011
Interest-rate swaps-fair value	Interest expense	$(1.0)	$(8.2)	$(14.1)
Interest-rate swaps-cash flow	Interest income	0.1	0.2	1.0

Total income		$1.1	$8.4	$15.1

        Fair value and cash flow interest-rate swaps increased net interest income by $1.1 million, $8.4 million and $15.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the years ended December 31, 2013 and 2012. The $0.1 million of gain on cash flow hedges reclassified from AOCI to interest income for the year ended December 31, 2013 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010. The amount of gains on cash flow hedges reclassified from AOCI to interest income for 2012 and 2011 was $0.2 million and $1.0 million, respectively. The balance of deferred gain on terminated swaps was fully amortized in 2013.

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

income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2013, 2012 and 2011:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivatives Not Designated as Hedging Instruments		2013	2012	2011
Interest-rate contracts	Other noninterest income	$1.0	$1.1	$(1.1)
Option contracts	Other noninterest income	0.2	(1.7)	0.1
Foreign exchange contracts	International services income	27.5	26.1	24.1

Total income		$28.7	$25.5	$23.1

Credit Risk Exposure and Collateral

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company's credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit rating on the Company's debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2013 was $0.6 million. The Company delivered collateral in the form of securities valued at $2.5 million and cash totaling $7.8 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at December 31, 2013.

        The Company's interest-rate swaps had $2.4 million and $1.6 million of credit risk exposure at December 31, 2013 and 2012, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at December 31, 2013 and 2012, respectively. The Company delivered collateral valued at $9.9 million on swap agreements that did not have credit-risk-related contingent features at December 31, 2013.

Note 17. Balance Sheet Offsetting

        Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements ("reverse repurchase agreements") and securities sold under repurchase agreements ("repurchase agreements"), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Balance Sheet Offsetting (Continued)

agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements under which it has the right to claim securities collateral if the counterparty fails to perform. Securities that have been pledged by counterparties as collateral are not recorded in the Company's consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company's consolidated balance sheet unless the Company defaults.

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

        The following table provides information about financial instruments that are eligible for offset at December 31, 2013 and December 31, 2012:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amount Presented in the Balance Sheet
(in thousands)	Gross Amount Recognized	Gross Amount Offset		Securities Collateral	Cash Collateral	Net Amount
December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$18,749	$(13,323)	$5,426	$—	$—	$5,426
Reverse repurchase agreements	200,000	—	200,000	(200,000)	—	—

Total financial assets	$218,749	$(13,323)	$205,426	$(200,000)	$—	$5,426

Financial liabilities:
Derivatives not designated as hedging instruments	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

Total financial liabilities	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

December 31, 2012
Financial assets:
Derivatives designated as hedging instruments	$2,249	$(83)	$2,166	$(1,034)	$—	$1,132
Derivatives not designated as hedging instruments	1,920	(1,454)	466	—	—	466

Total financial assets	$4,169	$(1,537)	$2,632	$(1,034)	$—	$1,598

Financial liabilities:
Derivatives designated as hedging instruments	$83	$(83)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	65,461	(1,453)	64,008	(48,697)	—	15,311

Total financial liabilities	$65,544	$(1,536)	$64,008	$(48,697)	$—	$15,311

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2013
Federal	$80,709	$(10,615)	$70,094
State	34,097	(9,572)	24,525

Total	$114,806	$(20,187)	$94,619

2012
Federal	$60,253	$9,525	$69,778
State	26,260	2,784	29,044

Total	$86,513	$12,309	$98,822

2011
Federal	$80,707	$(26,635)	$54,072
State	31,792	(8,303)	23,489

Total	$112,499	$(34,938)	$77,561

        The Company recognized income tax expense of $94.6 million, $98.8 million and $77.6 million in 2013, 2012 and 2011, respectively. The effective tax rate for 2013 was equal to 28.9 percent of pretax income, compared to an effective tax rate of 32.1 percent for 2012 and 30.6 percent for 2011.

        The Company had income taxes payable of $8.6 million at December 31, 2013 and income taxes receivable of $59.6 million at December 31, 2012.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	December 31,
(in thousands)	2013	2012
Deferred tax assets:
Allowance for credit losses	$153,037	$137,680
Federal and state carryforwards	143	665
Accrued expenses	97,269	79,416
Nonaccrual interest income	23,201	20,912
Unrealized losses on securities available-for-sale	11,116	—
Share-based compensation	30,371	28,993
Basis difference in investments	420	12,952
Other	2,410	3,306

Total gross deferred tax assets	317,967	283,924
Deferred tax liabilities:
Core deposit and other intangibles	9,261	11,353
State income taxes	7,855	7,763
Depreciation	3,460	6,371
Basis difference in OREO and loans	5,016	890
Deferred loan origination costs	10,686	8,483
Prepaid expenses	3,863	3,784
Unrealized gains on securities available-for-sale	—	62,225
Leasing activities	48,709	43,176
Basis difference in FHLB stock	9,179	13,331
Other	1,948	2,087

Total gross deferred tax liabilities	99,977	159,463

Net deferred tax assets	$217,990	$124,461

        The tax benefit of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. To the extent the deferred tax asset is subsequently determined to be less than more likely than not to be realized, a valuation allowance is recorded. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2013, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.0	6.1	6.2
Tax exempt income	(4.6)	(4.2)	(4.0)
Affordable housing investments	(4.9)	(4.7)	(5.0)
All other, net	(2.6)	(0.1)	(1.6)

Effective tax provision	28.9%	32.1%	30.6%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance, and other adjustments.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2013. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from the completion of these audits is not expected to be material.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2013.

        A reconciliation of unrecognized tax benefits for 2013 and 2012 is as follows:

	For the year ended December 31,
(in thousands)	2013	2012
Balance, beginning of the year	$4,473	$4,279
Additions for tax positions of current year	2,048	194
Additions for tax positions of prior years	502	—
Settlements	(2,525)	—

Balance, end of the year	$4,498	$4,473

        As of December 31, 2013 and 2012, the total tax liabilities associated with unrecognized tax benefits that, if recognized would impact the effective tax rate, is $2.9 million.

        The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of $0.4 million in 2013, and interest and penalties expense of $0.2 million and $0.4 million in 2012 and

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Income Taxes (Continued)

2011, respectively. The Company had approximately $3.0 million and $3.4 million of accrued interest and penalties as of December 31, 2013 and 2012, respectively. The Company does not expect a material change in the total amount of unrecognized tax benefits within the next twelve months.

Note 19. Employee Benefit Plans

Defined Contribution Plan

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service ("IRS") regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $22.0 million, $20.4 million and $17.6 million for 2013, 2012 and 2011, respectively.

Deferred Compensation Plan

        The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, "directors' fees") until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of variable universal life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors' fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $1.0 million, $0.7 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Plans

        Prior to March 14, 2012, the Company provided a supplemental executive retirement benefit (also referred to as a "SERP benefit") to one of its executive officers. On March 14, 2012, the executive's supplemental retirement benefit agreement was amended to terminate the executive's right to receive SERP benefits in exchange for fully vested interests in a deferred compensation stock fund. On March 14, 2012, the SERP benefit was terminated and the actuarial present value of the accumulated SERP benefit was calculated as of that date. The present value of the accumulated SERP benefit under the amended agreement at March 14, 2012 was deemed to be invested in the deferred compensation stock fund, with the number of units being determined by the closing price of the Company's stock on

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Employee Benefit Plans (Continued)

March 14, 2012. The benefit was converted to 167,423 units in the deferred compensation stock fund at March 14, 2012. Distributions to the executive officer from the stock fund will be made solely in Company stock upon termination of employment. As a result of this conversion, the Company reversed its $8.3 million pension liability related to the SERP, recorded the fully vested interests in the deferred compensation stock fund in equity for the same amount, and recognized expense of $1.7 million for the year ended December 31, 2012. The Company recognized total expense related to this SERP of $1.9 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively. There was no expense recognized in 2013.

        The Company also administers a Supplemental Executive Retirement Plan ("SERP Plan") covering three former executives of Pacific Bank, which the Company acquired in 2000. As of December 31, 2013, there was an unfunded pension liability for the SERP Plan of $2.3 million. Expense for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.2 million and $0.3 million, respectively.

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

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had outstanding off-balance sheet loan commitments aggregating $8.04 billion and $6.48 billion at December 31, 2013 and 2012, respectively, compared to total outstanding loan balances of $17.89 billion and $15.85 billion, respectively.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit. In 2012, the Company had $765.0 million outstanding in letters of credit, comprised of $659.2 million in standby letters of credit and $105.8 million in commercial letters of credit.

        As of December 31, 2013, the Company had private equity fund and alternative investment commitments of $70.9 million of which $62.2 million was funded. As of December 31, 2012, the Company had private equity fund and alternative investment commitments of $68.9 million of which $61.3 million was funded. At December 31, 2013 and 2012, the Company had affordable housing fund commitments of $80.8 million and $58.6 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Commitments and Contingencies (Continued)

        The Bank is party to a limited number of risk participation agreements with agent banks on swap agreements between the agent bank and a borrower. The Bank has participation interests in the loans originated by the agent banks. Under the agreements, the Bank has assumed responsibility for its pro rata share of the exposure on the swaps should a borrower fail to perform. The fair value of risk participation guarantees was $1.0 million and $0.4 million at December 31, 2013 and 2012, respectively, and is reported in Other liabilities on the consolidated balance sheets.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 21. Variable Interest Entities

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $188.2 million and $154.0 million at December 31, 2013 and 2012, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $80.8 million at December 31, 2013. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        Of the affordable housing investments held as of December 31, 2013, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company's maximum exposure to loss as a result of its involvement with these entities is limited to the $1.1 million aggregate carrying value of these investments at December 31, 2013. There were no unfunded commitments for these affordable housing investments at December 31, 2013.

        The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $34.0 million and $36.1 million at December 31, 2013 and 2012, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Noncontrolling Interest

        In accordance with ASC Topic 810, Consolidation, and EITF Topic D-98, Classification and Measurement of Redeemable Securities ("Topic D-98"), the Company reports noncontrolling interest in its majority-owned affiliates as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated financial statements. Topic D-98 specifies that securities that are redeemable at the option of the holder or outside the control of the issuer are not considered permanent equity and should be classified in the mezzanine section.

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

        As of December 31, 2013, affiliate noncontrolling owners held equity interests with an estimated fair value of $39.8 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22. Noncontrolling Interest (Continued)

        The following is a summary of activity for redeemable noncontrolling interest for each of the periods presented:

	For the year ended December 31,
(in thousands)	2013	2012	2011
Balance, beginning of year	$41,112	$44,643	$45,676
Net income	2,507	1,084	1,956
Distributions to redeemable noncontrolling interest	(1,150)	(1,451)	(2,061)
Additions and redemptions, net	(1,922)	(2,811)	(5,304)
Adjustments to fair value	(779)	(353)	5,003
Other	—	—	(627)

Balance, end of year	$39,768	$41,112	$44,643

Note 23. Segment Results

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

        The Wealth Management segment includes the Corporation's investment advisory affiliates and the Bank's Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, retirement, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of City National Rochdale Funds. Both the asset management affiliates and the Bank's Wealth Management division provide proprietary and nonproprietary products and offer a full spectrum of investment solutions in multiple asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds. This segment serves clients nationwide.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Segment Results (Continued)

        The Other segment includes all other subsidiaries of the Company, the corporate administration departments, including the Treasury Department and the Asset Liability Funding Center, that have not been allocated to the other segments, and inter-segment eliminations for revenue recognized in multiple segments for management reporting purposes. The Company uses traditional matched-maturity funds transfer pricing methodology. However, both positive and negative variances occur over time when transfer pricing non-maturing balance sheet items such as demand deposits. These variances, offset in the Funding Center, are evaluated annually by management and allocated back to the business segments as deemed necessary.

        Business segment earnings are the primary measure of the segment's performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity or usage levels for the fiscal year. Costs associated with intercompany support and services groups, such as Operational Services, are allocated to each business segment based on actual services used. Capital is allocated based on the estimated risk within each business segment. The methodology of allocating capital is based on each business segment's credit, market, and operational risk profile. If applicable, any provision for credit losses is allocated based on various credit factors, including but not limited to, credit risk ratings, credit rating fluctuation, charge-offs and recoveries and loan growth.

        Effective with second quarter 2013 reporting, the methodology for allocating the provision for income taxes to the segments was revised to base the allocation on the Company's effective tax rate. The allocation was previously based on the statutory tax rate. Prior period segment results have been revised to reflect this change in methodology.

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

Note 23. Segment Results (Continued)

allocations to the reportable segments. Prior period segment results have been revised to conform to current period presentation.

	For the year ended December 31, 2013
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$757,472	$995	$65,248	$823,715
Provision for losses on covered loans	635	—	—	635
Noninterest income	161,330	232,948	(39,109)	355,169
Depreciation and amortization	13,687	7,362	18,735	39,784
Noninterest expense	687,895	196,668	(73,233)	811,330

Income before income taxes	216,585	29,913	80,637	327,135
Provision for income taxes	63,128	7,988	23,503	94,619

Net income	153,457	21,925	57,134	232,516
Less: Net income attributable to noncontrolling interest	—	2,507	—	2,507

Net income attributable to City National Corporation	$153,457	$19,418	$57,134	$230,009

Selected Average Balances:
Loans and leases, excluding covered loans	$15,721,881	$—	$53,999	$15,775,880
Covered loans	865,640	—	—	865,640
Total assets	16,810,571	649,775	10,830,627	28,290,973
Deposits	23,423,943	97,866	432,354	23,954,163
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	4,812	39,625	—	44,437

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Segment Results (Continued)

	For the year ended December 31, 2012
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$724,377	$3,668	$102,791	$830,836
Provision for credit losses on loans and leases, excluding covered loans	10,000	—	—	10,000
Provision for losses on covered loans	45,346	—	—	45,346
Noninterest income	214,195	187,838	(44,430)	357,603
Depreciation and amortization	14,207	7,289	18,257	39,753
Noninterest expense	684,932	168,309	(67,856)	785,385

Income before income taxes	184,087	15,908	107,960	307,955
Provision for income taxes	59,281	4,774	34,767	98,822

Net income	124,806	11,134	73,193	209,133
Less: Net income attributable to noncontrolling interest	—	1,084	—	1,084

Net income attributable to City National Corporation	$124,806	$10,050	$73,193	$208,049

Selected Average Balances:
Loans and leases, excluding covered loans	$13,223,860	$—	$61,360	$13,285,220
Covered loans	1,268,513	—	—	1,268,513
Total assets	14,836,148	589,959	9,810,065	25,236,172
Deposits	21,063,846	102,144	462,878	21,628,868
Goodwill	370,487	203,362	—	573,849
Customer-relationship intangibles, net	7,790	35,598	—	43,388

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Segment Results (Continued)

	For the year ended December 31, 2011
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$740,426	$2,111	$30,453	$772,990
Provision for credit losses on loans and leases, excluding covered loans	12,500	—	—	12,500
Provision for losses on covered loans	43,646	—	—	43,646
Noninterest income	222,279	162,238	(42,650)	341,867
Depreciation and amortization	14,656	5,205	15,462	35,323
Noninterest expense	682,288	147,157	(59,673)	769,772

Income before income taxes	209,615	11,987	32,014	253,616
Provision for income taxes	65,037	3,112	9,412	77,561

Net income	144,578	8,875	22,602	176,055
Less: Net income attributable to noncontrolling interest	—	1,956	1,678	3,634

Net income attributable to City National Corporation	$144,578	$6,919	$20,924	$172,421

Selected Average Balances:
Loans and leases, excluding covered loans	$11,641,976	$—	$56,412	$11,698,388
Covered loans	1,699,182	—	—	1,699,182
Total assets	13,820,611	549,917	8,157,222	22,527,750
Deposits	18,862,701	64,919	378,083	19,305,703
Goodwill	324,872	161,630	—	486,502
Customer-relationship intangibles, net	11,713	27,715	—	39,428

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2013	2012
Assets
Cash	$147,439	$295,314
Securities	49,213	61,250
Other assets	87,621	71,885
Investment in City National Bank	2,583,000	2,407,500
Investment in non-bank subsidiaries	202,841	194,973

Total assets	$3,070,114	$3,030,922

Liabilities
Short-term borrowings	$—	$206,581
Long-term debt	304,618	302,765
Other liabilities	24,510	16,258

Total liabilities	329,128	525,604
Total shareholders' equity	2,740,986	2,505,318

Total liabilities and shareholders' equity	$3,070,114	$3,030,922

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2013	2012	2011
Income
Dividends from Bank and non-bank subsidiaries	$50,220	$89,000	$30,000
Interest and dividend income and other income	19,644	20,308	14,171
Gain on sale of securities	160	930	3,170

Total income	70,024	110,238	47,341

Expense
Interest on other borrowings	16,437	18,779	18,533
Other expenses	5,922	10,631	5,804

Total expenses	22,359	29,410	24,337

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	47,665	80,828	23,004
Income taxes (benefits)	1,775	(3,424)	(8,059)

Income before equity in undistributed income of Bank and non-bank subsidiaries	45,890	84,252	31,063
Equity in undistributed income of Bank and non-bank subsidiaries	184,119	123,797	141,358

Net income	$230,009	$208,049	$172,421
Less: Dividends on preferred stock	9,625	—	—

Net income available to common shareholders	$220,384	$208,049	$172,421

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2013	2012	2011
Net income	$230,009	$208,049	$172,421
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(1,116)	111	466
Reclassification adjustment for net losses (gains) included in net income	584	—	(2,074)

Total other comprehensive (loss) income	(532)	111	(1,608)

Comprehensive income	$229,477	$208,160	$170,813

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2013	2012	2011
Cash Flows From Operating Activities
Net income	$230,009	$208,049	$172,421
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(184,119)	(123,797)	(141,358)
Other, net	13,287	13,199	20,382

Net cash provided by operating activities	59,177	97,451	51,445

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(29,942)	—	(65,019)
Sales and paydowns of securities available-for-sale	33,806	16,516	77,779
Net advances to subsidiaries	(100,000)	(1,335)	—
Other, net	2,275	11,641	11,036

Net cash (used in) provided by investing activities	(93,861)	26,822	23,796

Cash Flows For Financing Activities
Net decrease in other borrowings	(205,535)	(1,875)	(757)
Proceeds from exercise of stock options	40,466	22,428	5,089
Issuance of preferred stock	97,536	169,108	—
Cash dividends	(50,375)	(80,380)	(42,489)
Other, net	4,717	3,089	1,999

Net cash (used in) provided by financing activities	(113,191)	112,370	(36,158)

Net (decrease) increase in cash and cash equivalents	(147,875)	236,643	39,083
Cash and cash equivalents at beginning of year	295,314	58,671	19,588

Cash and cash equivalents at end of year	$147,439	$295,314	$58,671