Form 10-Q
period 2014-03-31
CITY NATIONAL CORP
filed 2014-05-09
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 54,961,350 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(in thousands, except share amounts)	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$425,427	$183,227
Due from banks - interest-bearing	434,297	552,719
Federal funds sold and securities purchased under resale agreements	205,000	200,000
Securities available-for-sale - cost $5,394,065 and $6,267,691 at March 31, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	14,792	12,376
Held in portfolio	5,371,962	6,228,741
Securities held-to-maturity - fair value $3,165,068 and $2,883,935 at March 31, 2014 and December 31, 2013, respectively	3,202,997	2,957,843
Trading securities	61,608	82,357
Loans and leases, excluding covered loans	17,751,385	17,170,438
Less: Allowance for loan and lease losses	305,790	302,584
Loans and leases, excluding covered loans, net	17,445,595	16,867,854
Covered loans, net of allowance for loan losses	654,855	700,989
Net loans and leases	18,100,450	17,568,843
Premises and equipment, net	199,401	198,398
Deferred tax asset	212,611	217,990
Goodwill	642,622	642,622
Customer-relationship intangibles, net	39,134	40,621
Affordable housing investments	199,389	188,207
Customers’ acceptance liability	1,295	10,521
Other real estate owned ($24,855 and $25,481 covered by FDIC loss share at March 31, 2014 and December 31, 2013, respectively)	34,267	38,092
FDIC indemnification asset	84,851	89,227
Other assets	508,149	506,167
Total assets	$29,738,252	$29,717,951
Liabilities
Demand deposits	$15,664,029	$16,058,968
Interest checking deposits	2,370,741	2,467,890
Money market deposits	6,610,811	6,022,457
Savings deposits	458,328	441,521
Time deposits-under $100,000	172,024	176,488
Time deposits-$100,000 and over	455,833	512,113
Total deposits	25,731,766	25,679,437
Short-term borrowings	4,107	3,889
Long-term debt	733,537	735,968
Reserve for off-balance sheet credit commitments	34,908	33,944
Acceptances outstanding	1,295	10,521
Other liabilities	391,038	473,438
Total liabilities	26,896,651	26,937,197
Redeemable noncontrolling interest	45,641	39,768
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at March 31, 2014 and December 31, 2013	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,899,058 and 54,667,295 shares issued at March 31, 2014 and December 31, 2013, respectively	54,899	54,667
Additional paid-in capital	549,989	541,210
Accumulated other comprehensive loss	(4,363)	(15,641)
Retained earnings	1,950,356	1,918,163
Treasury shares, at cost - 388,156 and 483,523 shares at March 31, 2014 and December 31, 2013, respectively	(22,537)	(25,029)
Total common shareholders’ equity	2,528,344	2,473,370
Total shareholders’ equity	2,795,960	2,740,986
Total liabilities and shareholders’ equity	$29,738,252	$29,717,951

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2014	2013
Interest income
Loans and leases	$169,696	$170,290
Securities	41,576	44,262
Due from banks - interest-bearing	443	112
Federal funds sold and securities purchased under resale agreements	1,370	1,136
Total interest income	213,085	215,800
Interest expense
Deposits	2,134	2,939
Federal funds purchased and securities sold under repurchase agreements	—	278
Subordinated debt	6,104	6,106
Other long-term debt	5,049	4,979
Other short-term borrowings	—	425
Total interest expense	13,287	14,727
Net interest income	199,798	201,073
Provision for credit losses on loans and leases, excluding covered loans	—	—
Provision for losses on covered loans	4,655	9,892
Net interest income after provision	195,143	191,181
Noninterest income
Trust and investment fees	53,306	46,653
Brokerage and mutual fund fees	10,042	8,066
Cash management and deposit transaction charges	12,033	13,009
International services	10,395	9,619
FDIC loss sharing expense, net	(7,083)	(4,352)
Gain on disposal of assets	2,826	1,114
Gain on sale of securities	2,122	1,046
Other	17,607	18,373
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	—	(492)
Less: Portion of loss recognized in other comprehensive income	—	492
Net impairment loss recognized in earnings	—	—
Total noninterest income	101,248	93,528
Noninterest expense
Salaries and employee benefits	136,833	128,195
Net occupancy of premises	16,094	15,989
Legal and professional fees	12,950	11,952
Information services	9,346	9,391
Depreciation and amortization	7,828	8,172
Amortization of intangibles	1,487	1,932
Marketing and advertising	9,775	7,976
Office services and equipment	4,910	4,946
Other real estate owned	1,433	5,250
FDIC assessments	1,391	5,481
Other operating	12,846	12,056
Total noninterest expense	214,893	211,340
Income before income taxes	81,498	73,369
Income taxes	26,288	21,261
Net income	$55,210	$52,108
Less: Net income attributable to noncontrolling interest	699	585
Net income attributable to City National Corporation	$54,511	$51,523
Less: Dividends on preferred stock	4,094	2,406
Net income available to common shareholders	$50,417	$49,117
Net income per common share, basic	$0.91	$0.90
Net income per common share, diluted	$0.90	$0.90
Weighted average common shares outstanding, basic	54,689	53,731
Weighted average common shares outstanding, diluted	55,429	54,068
Dividends per common share	$0.33	$—

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2014	2013
Net income	$55,210	$52,108
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	12,553	(11,523)
Reclassification adjustment for net gains included in net income	(1,275)	(516)
Non-credit related impairment loss	—	(286)
Net change on cash flow hedges	—	(35)
Total other comprehensive income (loss)	11,278	(12,360)
Comprehensive income	$66,488	$39,748
Less: Comprehensive income attributable to noncontrolling interest	699	585
Comprehensive income attributable to City National Corporation	$65,789	$39,163

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2014	2013

Cash Flows From Operating Activities
Net income	$55,210	$52,108
Adjustments to net income:
Provision for losses on covered loans	4,655	9,892
Amortization of intangibles	1,487	1,932
Depreciation and amortization	7,828	8,172
Share-based employee compensation expense	5,397	5,091
Deferred income tax benefit	(2,679)	(598)
Gain on disposal of assets	(2,826)	(1,114)
Gain on sale of securities	(2,122)	(1,046)
Other, net	3,720	1,472
Net change in:
Trading securities	20,678	61,692
Other assets and other liabilities, net	(88,574)	(25,394)
Net cash provided by operating activities	2,774	112,207
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(330,444)	(293,985)
Sales of securities available-for-sale	377,115	1,034,250
Maturities and paydowns of securities available-for-sale	823,410	695,518
Purchase of securities held-to-maturity	(282,679)	(9,965)
Maturities and paydowns of securities held-to-maturity	36,337	6,736
Loan originations, net of principal collections	(523,514)	(313,834)
Net payments for premises and equipment	(8,831)	(11,128)
Other investing activities, net	6,676	23,927
Net cash provided by investing activities	98,070	1,131,519
Cash Flows From Financing Activities
Net increase (decrease) in deposits	52,329	(564,769)
Net decrease in federal funds purchased	—	(510,600)
Net increase in short-term borrowings	—	100,000
Issuance of long-term debt	7,907	5,603
Repayment of long-term debt	(10,088)	(214,081)
Proceeds from exercise of stock options	13,207	11,835
Tax benefit from exercise of stock options	2,970	2,627
Cash dividends paid	(22,141)	(2,406)
Other financing activities, net	(16,250)	(404)
Net cash provided by (used in) financing activities	27,934	(1,172,195)
Net increase in cash and cash equivalents	128,778	71,531
Cash and cash equivalents at beginning of year	935,946	415,405
Cash and cash equivalents at end of period	$1,064,724	$486,936
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$22,121	$26,960
Income taxes	39,399	9,261
Non-cash investing activities:
Transfer of loans to other real estate owned	$2,033	$9,675

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	51,523	—	51,523
Other comprehensive loss, net of tax	—	—	—	—	(12,360)	—	—	(12,360)
Issuance of shares under share-based compensation plans	247,179	—	247	(337)	—	—	8,926	8,836
Share-based employee compensation expense	—	—	—	4,297	—	—	—	4,297
Tax benefit from share-based compensation plans	—	—	—	1,651	—	—	—	1,651
Dividends:
Preferred	—	—	—	—	—	(2,406)	—	(2,406)
Common	—	—	—	—	—	(33)	—	(33)
Net change in deferred compensation plans	—	—	—	122	—	—	—	122
Change in redeemable noncontrolling interest	—	—	—	(59)	—	—	—	(59)
Balance, March 31, 2013	54,133,065	$169,920	$54,133	$496,013	$74,222	$1,788,041	$(25,440)	$2,556,889

Balance, January 1, 2014	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Net income (1)	—	—	—	—	—	54,511	—	54,511
Other comprehensive income, net of tax	—	—	—	—	11,278	—	—	11,278
Issuance of shares under share-based compensation plans	231,763	—	232	6,702	—	—	2,492	9,426
Share-based employee compensation expense	—	—	—	4,459	—	—	—	4,459
Tax benefit from share-based compensation plans	—	—	—	2,866	—	—	—	2,866
Dividends:
Preferred	—	—	—	—	—	(4,094)	—	(4,094)
Common	—	—	—	—	—	(18,224)	—	(18,224)
Net change in deferred compensation plans	—	—	—	181	—	—	—	181
Change in redeemable noncontrolling interest	—	—	—	(5,429)	—	—	—	(5,429)
Balance, March 31, 2014	54,899,058	$267,616	$54,899	$549,989	$(4,363)	$1,950,356	$(22,537)	$2,795,960

(1)          Net income excludes net income attributable to redeemable noncontrolling interest of $699 and $585 for the three month periods ended March 31, 2014 and 2013, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 77 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of March 31, 2014, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned (“OREO”), valuation of share-based compensation awards, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investment impairment, valuation of assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, valuation of noncontrolling interest, and the valuation of financial assets and liabilities reported at fair value.

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Note 1. Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses. The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results for the 2014 interim periods are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2013 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2014. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2014.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the three months ended March 31, 2014:

•                  In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. Examples of obligations within the scope of the ASU include debt arrangements, other contractual obligations and settled litigation. ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. Adoption of the new guidance on January 1, 2014 did not have a significant impact on the Company’s consolidated financial statements.

•                  In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present liabilities for unrecognized tax benefits in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: (1) to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (2) the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose. In these situations, the unrecognized tax benefit should be presented in the balance sheet as a liability and should not be combined with deferred tax assets. Adoption of the new guidance on January 1, 2014 did not have a significant impact on the Company’s consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

The following is a summary of recently issued accounting pronouncements:

•                  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. A strategic shift that has or will have a major effect on an entity’s operations and financial results could include the disposal of (1) a major line of business, (2) a major geographical area, (3) a major equity method investment or (4) other major parts of an entity. Under current guidance, an entity is prohibited from reporting a discontinued operation if it has certain continuing cash flows or involvement with the component after the disposal. The new guidance eliminates these criteria. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein. The new guidance will be applied prospectively. Early adoption is permitted. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

•                  In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 permits an entity to make an accounting policy election to apply a proportionate amortization method to the low income housing tax credit investments if certain conditions are met. Under the proportionate amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the income statement as a component of income taxes attributable to continuing operations. The ASU becomes effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The provisions of ASU 2014-01 must be applied retrospectively to all periods presented. Early adoption is permitted. The Company is assessing the impact of the new guidance on its consolidated financial statements.

•                  In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to OREO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. The ASU becomes effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Entities will have the option of adopting the guidance using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2014	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$185,313	$185,313	$—	$—
Federal agency - Debt	753,689	—	753,689	—
Federal agency - MBS	125,613	—	125,613	—
CMOs - Federal agency	3,689,946	—	3,689,946	—
CMOs - Non-agency	36,348	—	36,348	—
State and municipal	406,897	—	403,281	3,616
Other debt securities	178,408	—	178,408	—
Equity securities and mutual funds	10,540	10,540	—	—
Trading securities	61,608	58,354	3,254	—
Derivatives (1)	35,469	3,088	32,381	—
Total assets at fair value	$5,483,831	$257,295	$5,222,920	$3,616

Liabilities
Derivatives	$34,596	$2,966	$31,630	$—
Contingent consideration liability	34,061	—	—	34,061
FDIC clawback liability	12,931	—	—	12,931
Other liabilities	996	—	996	—
Total liabilities at fair value (2)	$82,584	$2,966	$32,626	$46,992

Redeemable noncontrolling interest	$45,641	$—	$—	$45,641

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Residential mortgages	$1,300	$—	$—	$1,300
Other real estate owned (4)	17,536	—	355	17,181
Total assets at fair value	$18,836	$—	$355	$18,481

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes covered OREO.

Note 2. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$35,335	$35,335	$—	$—
Federal agency - Debt	1,410,536	—	1,410,536	—
Federal agency - MBS	157,226	—	157,226	—
CMOs - Federal agency	3,997,298	—	3,997,298	—
CMOs - Non-agency	37,462	—	37,462	—
State and municipal	415,995	—	412,362	3,633
Other debt securities	178,822	—	178,822	—
Equity securities and mutual funds	8,443	8,443	—	—
Trading securities	82,357	80,659	1,698	—
Derivatives (1)	34,613	3,487	31,126	—
Total assets at fair value	$6,358,087	$127,924	$6,226,530	$3,633

Liabilities
Derivatives	$32,970	$3,333	$29,637	$—
Contingent consideration liability	49,900	—	—	49,900
FDIC clawback liability	11,967	—	—	11,967
Other liabilities	1,044	—	1,044	—
Total liabilities at fair value (2)	$95,881	$3,333	$30,681	$61,867

Redeemable noncontrolling interest	$39,768	$—	$—	$39,768

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial real estate mortgages	$1,220	$—	$—	$1,220
Residential mortgages	1,300	—	—	1,300
Other real estate owned (4)	18,251	—	—	18,251
Private equity and alternative investments	895	—	—	895
Total assets at fair value	$21,666	$—	$—	$21,666

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes covered OREO.

At March 31, 2014, $5.48 billion, or approximately 18 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.36 billion, or 21 percent, at December 31, 2013. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At March 31, 2014, $82.6 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $95.9 million at December 31, 2013. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the three months ended March 31, 2014. At March 31, 2014, $18.8 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $21.7 million at December 31, 2013. These assets represent less than one percent of total assets and were measured using Level 2 or Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$(49,900)	$(11,967)	$65,187	$(47,724)	$(9,970)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(964)	—	—	(795)
Included in other comprehensive income	(17)	—	—	(199)	—	—
Settlements	—	16,250	—	(3,555)	—	—
Other (1)	—	(411)	—	52	(549)	—
Balance, end of period	$3,616	$(34,061)	$(12,931)	$61,485	$(48,273)	$(10,765)

(1)  Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the three months ended March 31, 2014 and 2013.

Level 3 assets measured at fair value on a recurring basis consist of municipal auction rate securities that are included in securities available-for-sale. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. During the first quarter of 2013, Level 3 assets measured on a recurring basis also included a collateralized debt obligation senior note classified as an available-for-sale security. This security was sold during the fourth quarter of 2013.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the next six years if certain criteria, such as revenue growth and pre-tax margin, are met. During the first quarter of 2014, the Company made its first contingent consideration payment to Rochdale’s former shareholders for approximately $16.3 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $16 million to $58 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions, and (3) credit assumptions.

There were no purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the three months ended March 31, 2014 and 2013. Paydowns of $3.6 million were received on Level 3 assets measured on a recurring basis for the three months ended March 31, 2013.

Note 2. Fair Value Measurements (Continued)

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at March 31, 2014	Valuation Method	Unobservable Inputs
Collateral dependent impaired loans and other real estate owned	$18,481	Market	- Assumptions made in the appraisal process

- Adjustments to external or internal appraised values. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.

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

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Collateral dependent impaired loans:
Commercial real estate mortgages	$(5)	$145
Residential mortgages	—	9
Home equity loans and lines of credit	—	116
Installment	—	(138)
Other real estate owned (1)	61	(2,853)
Private equity and alternative investments	—	(399)
Total net gains (losses) recognized	$56	$(3,120)

(1) Net gains and losses on OREO include amounts related to covered OREO, a significant portion of which is payable to or reimbursable by the FDIC.

Note 2. Fair Value Measurements (Continued)

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of a financial instrument. Refer to Note 1, Summary of Significant Accounting Policies, in the Company’s 2013 Form 10-K for additional information on fair value measurements.

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

	March 31, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$425.4	$425.4	$425.4	$—	$—
Due from banks - interest bearing	434.3	434.3	434.3	—	—
Federal funds sold and securities purchased under resale agreements	205.0	206.5	5.0	201.5	—
Securities held-to-maturity	3,203.0	3,165.1	—	3,165.1	—
Loans and leases, net of allowance	17,445.6	18,005.1	—	—	18,005.1
Covered loans, net of allowance	654.9	698.8	—	—	698.8
FDIC indemnification asset	84.9	70.1	—	—	70.1
Investment in FHLB and FRB stock	57.2	57.2	—	57.2	—

Financial Liabilities:
Deposits	$25,731.8	$25,734.2	$—	$25,103.9	$630.3
Other short-term borrowings	4.1	4.1	—	—	4.1
Long-term debt	733.5	801.7	—	713.0	88.7

	December 31, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$183.2	$183.2	$183.2	$—	$—
Due from banks - interest bearing	552.7	552.7	552.7	—	—
Securities purchased under resale agreements	200.0	200.5	—	200.5	—
Securities held-to-maturity	2,957.8	2,883.9	—	2,883.9	—
Loans and leases, net of allowance	16,867.9	17,362.9	—	—	17,362.9
Covered loans, net of allowance	701.0	739.5	—	—	739.5
FDIC indemnification asset	89.2	74.3	—	—	74.3
Investment in FHLB and FRB stock	64.4	64.4	—	64.4	—

Financial Liabilities:
Deposits	$25,679.4	$25,682.2	$—	$24,990.8	$691.4
Other short-term borrowings	3.9	3.9	—	—	3.9
Long-term debt	736.0	788.9	—	697.8	91.1

Note 2. Fair Value Measurements (Continued)

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

Note 2. Fair Value Measurements (Continued)

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

Note 3. Securities

At March 31, 2014, the Company had total securities of $8.65 billion, comprised of securities available-for-sale at fair value of $5.39 billion, securities held-to-maturity at amortized cost of $3.20 billion and trading securities at fair value of $61.6 million. At December 31, 2013, the Company had total securities of $9.28 billion, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at March 31, 2014 and December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2014
Securities available-for-sale:
U.S. Treasury	$185,275	$38	$—	$185,313
Federal agency - Debt	756,828	648	(3,787)	753,689
Federal agency - MBS	124,698	3,119	(2,204)	125,613
CMOs - Federal agency	3,715,837	28,420	(54,311)	3,689,946
CMOs - Non-agency	36,773	351	(776)	36,348
State and municipal	398,960	8,055	(118)	406,897
Other debt securities	174,907	3,501	—	178,408
Total debt securities	5,393,278	44,132	(61,196)	5,376,214
Equity securities and mutual funds	787	9,753	—	10,540
Total securities available-for-sale	$5,394,065	$53,885	$(61,196)	$5,386,754

Securities held-to-maturity (1):
Federal agency - Debt	$265,071	$372	$(3,342)	$262,101
Federal agency - MBS	450,334	3,601	(7,335)	446,600
CMOs - Federal agency	1,867,099	4,867	(32,845)	1,839,121
State and municipal	522,104	6,234	(9,287)	519,051
Other debt securities	98,389	55	(249)	98,195
Total securities held-to-maturity	$3,202,997	$15,129	$(53,058)	$3,165,068

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
December 31, 2013
Securities available-for-sale:
U.S. Treasury	$35,312	$23	$—	$35,335
Federal agency - Debt	1,417,509	938	(7,911)	1,410,536
Federal agency - MBS	156,399	3,615	(2,788)	157,226
CMOs - Federal agency	4,037,348	30,721	(70,771)	3,997,298
CMOs - Non-agency	38,383	127	(1,048)	37,462
State and municipal	407,312	8,806	(123)	415,995
Other debt securities	175,091	3,731	—	178,822
Total debt securities	6,267,354	47,961	(82,641)	6,232,674
Equity securities and mutual funds	337	8,106	—	8,443
Total securities available-for-sale	$6,267,691	$56,067	$(82,641)	$6,241,117

Securities held-to-maturity (1):
Federal agency - Debt	$178,413	$133	$(5,122)	$173,424
Federal agency - MBS	445,360	1,005	(11,930)	434,435
CMOs - Federal agency	1,781,219	1,839	(40,621)	1,742,437
State and municipal	454,155	421	(19,014)	435,562
Other debt securities	98,696	—	(619)	98,077
Total securities held-to-maturity	$2,957,843	$3,398	$(77,306)	$2,883,935

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $377.1 million for the three months ended March 31, 2014 and $1.03 billion for the three months ended March 31, 2013. There were no sales of securities held-to-maturity during the three months ended March 31, 2014 and 2013. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended
	March 31,
(in thousands)	2014	2013
Gross realized gains	$2,602	$1,046
Gross realized losses	(480)	—
Net realized gains	$2,122	$1,046

Interest income on securities for the three months ended March 31, 2014 and 2013 is comprised of: (i) taxable interest income of $36.0 million and $39.8 million, respectively (ii) nontaxable interest income of $5.5 million and $4.4 million, respectively, and (iii) dividend income of $9 thousand and $19 thousand, respectively.

Note 3. Securities (Continued)

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$172,234	$13,079	$—	$—	$185,313
Federal agency - Debt	215,510	499,012	39,167	—	753,689
Federal agency - MBS	—	107,729	17,884	—	125,613
CMOs - Federal agency	98,666	3,244,429	346,851	—	3,689,946
CMOs - Non-agency	2,500	33,848	—	—	36,348
State and municipal	78,801	324,777	—	3,319	406,897
Other	29,345	149,063	—	—	178,408

Total debt securities available-for-sale	$597,056	$4,371,937	$403,902	$3,319	$5,376,214

Amortized cost	$594,486	$4,385,520	$409,872	$3,400	$5,393,278

Securities held-to-maturity:
Federal agency - Debt	$—	$11,082	$57,513	$196,476	$265,071
Federal agency - MBS	—	54,660	377,913	17,761	450,334
CMOs - Federal agency	—	648,349	1,218,750	—	1,867,099
State and municipal	1,434	35,041	357,339	128,290	522,104
Other	—	98,389	—	—	98,389
Total debt securities held-to-maturity at amortized cost	$1,434	$847,521	$2,011,515	$342,527	$3,202,997

Impairment Assessment

The Company performs a quarterly assessment of debt and equity securities in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. The Company’s impairment assessment of debt securities takes the following factors into consideration: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest and principal payments; external credit ratings; and whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. For equity securities, the evaluation of whether an impairment is other than temporary is based on whether and when an equity security will recover in value and whether the Company has the intent and ability to hold the equity security until the anticipated recovery in value occurs. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security’s new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

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

Note 3. Securities (Continued)

Securities Deemed to be Other-Than-Temporarily Impaired

There were no impairment losses recorded in earnings on securities available-for-sale for the three months ended March 31, 2014 and 2013. There was no non-credit-related other-than-temporary impairment recognized in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at March 31, 2014. The Company recognized $0.5 million of non-credit-related other-than-temporary impairment in AOCI on non-agency CMO securities classified as available-for-sale at March 31, 2013. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three months ended March 31, 2014 and 2013.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2014 and 2013. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended
	March 31,
(in thousands)	2014	2013
Balance, beginning of period	$4,549	$16,486
Reduction for securities sold or redeemed	—	(12,761)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	—	(49)
Balance, end of period	$4,549	$3,676

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2014
Securities available-for-sale:
Federal agency - Debt	$573,402	$3,787	$—	$—	$573,402	$3,787
Federal agency - MBS	17,921	76	42,974	2,128	60,895	2,204
CMOs - Federal agency	1,234,220	22,311	801,649	32,000	2,035,869	54,311
CMOs - Non-agency	7,751	160	8,506	616	16,257	776
State and municipal	7,096	18	4,249	100	11,345	118
Total securities available-for-sale	$1,840,390	$26,352	$857,378	$34,844	$2,697,768	$61,196

Securities held-to-maturity:
Federal agency - Debt	$166,775	$3,342	$—	$—	$166,775	$3,342
Federal agency - MBS	199,582	5,623	24,992	1,712	224,574	7,335
CMOs - Federal agency	1,238,387	25,387	112,092	7,458	1,350,479	32,845
State and municipal	175,726	5,547	52,479	3,740	228,205	9,287
Other debt securities	80,571	249	—	—	80,571	249
Total securities held-to-maturity	$1,861,041	$40,148	$189,563	$12,910	$2,050,604	$53,058

Note 3. Securities (Continued)

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2013
Securities available-for-sale:
Federal agency - Debt	$1,026,142	$7,911	$—	$—	$1,026,142	$7,911
Federal agency - MBS	17,962	85	43,492	2,703	61,454	2,788
CMOs - Federal agency	1,637,994	35,922	728,101	34,849	2,366,095	70,771
CMOs - Non-agency	10,056	319	8,483	729	18,539	1,048
State and municipal	16,521	39	4,266	84	20,787	123
Total securities available-for-sale	$2,708,675	$44,276	$784,342	$38,365	$3,493,017	$82,641

Securities held-to-maturity:
Federal agency - Debt	$156,290	$5,122	$—	$—	$156,290	$5,122
Federal agency - MBS	321,090	10,513	15,338	1,417	336,428	11,930
CMOs - Federal agency	1,539,464	36,435	63,276	4,186	1,602,740	40,621
State and municipal	347,305	14,190	41,102	4,824	388,407	19,014
Other debt securities	98,077	619	—	—	98,077	619
Total securities held-to-maturity	$2,462,226	$66,879	$119,716	$10,427	$2,581,942	$77,306

At March 31, 2014, the Company had $2.70 billion of securities available-for-sale and $2.05 billion of securities held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position totaled 638 and included 35 federal agency debt securities, 35 federal agency MBS securities, 159 federal agency CMOs, 3 non-agency CMOs, 398 state and municipal securities and 8 other debt securities.

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

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $57.2 million and $64.4 million at March 31, 2014 and December 31, 2013, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $31.6 million at March 31, 2014 and $34.0 million at December 31, 2013. A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,
Fund Type	2014	2013
Private equity and venture capital	$19,649	$20,298
Real estate	7,635	7,646
Hedge	1,733	2,733
Other	2,572	3,275
Total	$31,589	$33,952

Note 4. Other Investments (Continued)

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. No impairment losses were recognized on private equity and alternative investments in the quarter ended March 31, 2014. The Company recognized impairment losses totaling $0.4 million on its investments during the three months ended March 31, 2013.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,
(in thousands) (1)	2014	2013
Commercial	$7,960,460	$7,562,300
Commercial real estate mortgages	3,280,868	3,223,001
Residential mortgages	4,682,055	4,554,311
Real estate construction	389,188	367,004
Home equity loans and lines of credit	691,338	709,344
Installment	150,895	151,955
Lease financing	596,581	602,523
Loans and leases, excluding covered loans	17,751,385	17,170,438
Less: Allowance for loan and lease losses	(305,790)	(302,584)
Loans and leases, excluding covered loans, net	17,445,595	16,867,854

Covered loans	673,294	716,911
Less: Allowance for loan losses	(18,439)	(15,922)
Covered loans, net	654,855	700,989

Total loans and leases	$18,424,679	$17,887,349
Total loans and leases, net	$18,100,450	$17,568,843

(1)   Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

The loan amounts above include unamortized fees, net of deferred costs, of $1.3 million and $2.3 million as of March 31, 2014 and December 31, 2013, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at March 31, 2014, California represented 74 percent of total loans outstanding and New York and Nevada represented 9 percent and 2 percent, respectively. The remaining 15 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Within the Company’s covered loan portfolio at March 31, 2014, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $673.3 million as of March 31, 2014 and $716.9 million as of December 31, 2013. Covered loans, net of allowance for loan losses, were $654.9 million at March 31, 2014 and $701.0 million at December 31, 2013.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,
(in thousands)	2014	2013
Commercial	$9,766	$10,009
Commercial real estate mortgages	625,404	666,628
Residential mortgages	4,926	4,976
Real estate construction	29,582	31,184
Home equity loans and lines of credit	3,313	3,695
Installment	303	419
Covered loans	673,294	716,911
Less: Allowance for loan losses	(18,439)	(15,922)
Covered loans, net	$654,855	$700,989

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Covered loans as of:
March 31, 2014	$596,082	$35,643	$17,567	$24,002	$673,294
December 31, 2013	630,754	40,110	18,761	27,286	716,911

As of March 31, 2014:
FDIC indemnification asset	$69,208	$4,583	$6,581	$4,479	$84,851
FDIC clawback liability	—	11,474	1,457	—	12,931

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

(1)         The Company is subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the termination dates of the commercial loss-sharing agreements occur.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets, but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$219,018	$295,813
Accretion	(12,406)	(16,198)
Reclassifications from nonaccretable yield	4,305	2,063
Disposals and other	(8,826)	(13,290)
Balance, end of period	$202,091	$268,388

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans. Reclassifications between accretable yield and nonaccretable yield may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable yield to accretable yield during 2014 was principally driven by positive changes in cash flows, resulting mainly from changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $84.9 million at March 31, 2014 and $89.2 million at December 31, 2013.

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

A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement is based on the present value of expected future cash flows discounted using the loan’s contractual effective rate, the fair value of collateral or the secondary market value of the loan.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three months ended March 31, 2014 and 2013. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands) (2)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended March 31, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(1,959)	(5)	(482)	—	(16)	(46)	—	(2,508)
Recoveries	1,732	100	35	4,388	159	264	—	6,678
Net (charge-offs) recoveries	(227)	95	(447)	4,388	143	218	—	4,170
Provision (reduction) for credit losses	4,698	588	502	(4,271)	(401)	(236)	(880)	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(964)	(964)
Ending balance	$121,574	$51,361	$11,595	$6,468	$6,419	$1,824	$106,549	$305,790

Ending balance of allowance:
Individually evaluated for impairment	$2,557	$300	$—	$—	$—	$—	$—	$2,857
Collectively evaluated for impairment	119,017	51,061	11,595	6,468	6,419	1,824	106,549	302,933

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,557,041	$3,280,868	$4,682,055	$389,188	$691,338	$150,895	$—	$17,751,385
Individually evaluated for impairment	28,683	41,924	7,904	18,788	3,447	—	—	100,746
Collectively evaluated for impairment	8,528,358	3,238,944	4,674,151	370,400	687,891	150,895	—	17,650,639

Three months ended March 31, 2013

Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Charge-offs	(1,362)	(45)	(105)	—	(240)	(271)	—	(2,023)
Recoveries	3,535	48	37	2,666	128	417	—	6,831
Net recoveries (charge-offs)	2,173	3	(68)	2,666	(112)	146	—	4,808
Provision (reduction) for credit losses	5,844	3,112	(3,237)	(4,488)	(2,328)	(779)	1,876	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(368)	(368)
Ending balance	$112,748	$52,016	$7,253	$9,962	$4,843	$1,225	$94,281	$282,328

Ending balance of allowance:
Individually evaluated for impairment	$869	$1,148	$—	$867	$—	$—	$—	$2,884
Collectively evaluated for impairment	111,879	50,868	7,253	9,095	4,843	1,225	94,281	279,444

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$7,170,370	$2,832,107	$4,027,741	$352,464	$696,679	$137,545	$—	$15,216,906
Individually evaluated for impairment	26,639	42,747	7,963	44,346	2,140	—	—	123,835
Collectively evaluated for impairment	7,143,731	2,789,360	4,019,778	308,118	694,539	137,545	—	15,093,071

(1)             Includes lease financing loans.

(2)            Certain balances for the three months ended March 31, 2013 have been revised as a result of correcting the real estate construction loan balance to include loans that were previously reported as commercial real estate mortgages.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$33,944	$24,837
Transfers from allowance for loan and lease losses	964	368
Balance, end of period	$34,908	$25,205

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

Information on impaired loans, excluding covered loans, at March 31, 2014, December 31, 2013 and March 31, 2013 is provided in the following tables:

		Unpaid		For the three months ended March 31, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2014
With no related allowance recorded:
Commercial	$11,257	$11,920	$—	$14,489	$137
Commercial real estate mortgages	36,562	39,660	—	34,666	438
Residential mortgages:
Fixed	4,888	5,051	—	3,512	10
Variable	3,016	3,618	—	4,209	14
Total residential mortgages	7,904	8,669	—	7,721	24
Real estate construction:
Construction	5,484	6,766	—	5,484	55
Land	13,304	26,800	—	13,458	34
Total real estate construction	18,788	33,566	—	18,942	89
Home equity loans and lines of credit	3,447	4,505	—	2,888	—
Installment:
Consumer	—	—	—	8	—
Total installment	—	—	—	8	—
Total with no related allowance	$77,958	$98,320	$—	$78,714	$688

With an allowance recorded:
Commercial	$17,426	$19,663	$2,557	$15,781	$—
Commercial real estate mortgages	5,362	5,734	300	5,373	44
Residential mortgages:
Variable	—	—	—	837	—
Total residential mortgages	—	—	—	837	—
Total with an allowance	$22,788	$25,397	$2,857	$21,991	$44

Total impaired loans by type:
Commercial	$28,683	$31,583	$2,557	$30,270	$137
Commercial real estate mortgages	41,924	45,394	300	40,039	482
Residential mortgages	7,904	8,669	—	8,558	24
Real estate construction	18,788	33,566	—	18,942	89
Home equity loans and lines of credit	3,447	4,505	—	2,888	—
Installment	—	—	—	8	—
Total impaired loans	$100,746	$123,717	$2,857	$100,705	$732

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
Year ended December 31, 2013
With no related allowance recorded:
Commercial	$17,721	$18,041	$—
Commercial real estate mortgages	32,770	37,555	—
Residential mortgages:
Fixed	2,135	2,295	—
Variable	5,402	5,783	—
Total residential mortgages	7,537	8,078	—
Real estate construction:
Construction	5,485	6,766	—
Land	13,612	26,928	—
Total real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment:
Consumer	16	24	—
Total installment	16	24	—
Total with no related allowance	$79,470	$100,767	$—

With an allowance recorded:
Commercial	$14,136	$18,156	$1,961
Commercial real estate mortgages	5,384	5,764	586
Residential mortgages:
Variable	1,674	1,687	478
Total residential mortgages	1,674	1,687	478
Total with an allowance	$21,194	$25,607	$3,025

Total impaired loans by type:
Commercial	$31,857	$36,197	$1,961
Commercial real estate mortgages	38,154	43,319	586
Residential mortgages	9,211	9,765	478
Real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment	16	24	—
Total impaired loans	$100,664	$126,374	$3,025

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended March 31, 2013
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded:
Commercial	$19,066	$19,602	$—	$18,914	$419
Commercial real estate mortgages	29,403	34,927	—	36,142	235
Residential mortgages:
Fixed	3,917	4,246	—	3,699	18
Variable	4,046	4,354	—	4,456	14
Total residential mortgages	7,963	8,600	—	8,155	32
Real estate construction:
Construction	19,332	29,787	—	19,547	330
Land	12,164	24,071	—	18,956	34
Total real estate construction	31,496	53,858	—	38,503	364
Home equity loans and lines of credit	2,140	3,373	—	2,851	—
Installment:
Consumer	—	—	—	225	—
Total installment	—	—	—	225	—
Total with no related allowance	$90,068	$120,360	$—	$104,790	$1,050

With an allowance recorded:
Commercial	$7,573	$7,608	$869	$7,544	$46
Commercial real estate mortgages	13,344	13,689	1,148	11,773	168
Residential mortgages:
Fixed	—	—	—	232	—
Total residential mortgages	—	—	—	232	—
Real estate construction:
Land	12,850	13,165	867	6,425	213
Total real estate construction	12,850	13,165	867	6,425	213
Home equity loans and lines of credit	—	—	—	450	—
Total with an allowance	$33,767	$34,462	$2,884	$26,424	$427

Total impaired loans by type:
Commercial	$26,639	$27,210	$869	$26,458	$465
Commercial real estate mortgages	42,747	48,616	1,148	47,915	403
Residential mortgages	7,963	8,600	—	8,387	32
Real estate construction	44,346	67,023	867	44,928	577
Home equity loans and lines of credit	2,140	3,373	—	3,301	—
Installment	—	—	—	225	—
Total impaired loans	$123,835	$154,822	$2,884	$131,214	$1,477

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired loans at March 31, 2014 and December 31, 2013 included $39.4 million and $42.1 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended March 31, 2014 and 2013:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended March 31, 2014
Commercial	2	$4,098	$4,071	$—
Residential mortgages:
Variable	1	676	676	—
Total troubled debt restructured loans	3	$4,774	$4,747	$—

Three months ended March 31, 2013
Commercial	4	$1,727	$1,704	$—
Home equity loans and lines of credit	1	345	345	—
Total troubled debt restructured loans	5	$2,072	$2,049	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $4.8 million and $2.1 million were modified in troubled debt restructurings during the three months ended March 31, 2014 and 2013, respectively. The concessions granted in the restructurings completed in 2014 largely consisted of maturity extensions.

The unpaid principal balance of troubled debt restructured (“TDR”) loans was $55.5 million, before specific reserves of $0.5 million, at March 31, 2014 and $52.2 million, before specific reserves of $0.8 million, at December 31, 2013. The net increase in TDR loans from the prior year-end was primarily attributable to $4.8 million of additions that were partially offset by payments received on existing TDR loans and to the removal of $0.5 million of loans that were restructured in an A/B note structure in prior year that are no longer reported as TDRs. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

The Company had no TDR loans that subsequently defaulted during the three months ended March 31, 2014. The following table provides a summary of TDR loans that subsequently defaulted during the three months ended March 31, 2013, that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Three months ended March 31, 2013
Commercial	2	$1,886	$—
Home equity loans and lines of credit	1	145	—
Total loans that subsequently defaulted	3	$2,031	$—

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

All TDR loans were performing in accordance with their restructured terms at March 31, 2014. As of March 31, 2014, commitments to lend additional funds on restructured loans totaled $0.4 million.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at March 31, 2014 and December 31, 2013 based upon the length of time the loans have been past due:

(in thousands) (1)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2014
Commercial	$3,827	$930	$—	$19,832	$24,589	$7,935,871	$7,960,460
Commercial real estate mortgages	1,067	—	—	16,397	17,464	3,263,404	3,280,868
Residential mortgages:
Fixed	96	756	379	6,177	7,408	1,435,183	1,442,591
Variable	—	1,702	—	3,789	5,491	3,233,973	3,239,464
Total residential mortgages	96	2,458	379	9,966	12,899	4,669,156	4,682,055
Real estate construction:
Construction	—	—	—	5,467	5,467	355,631	361,098
Land	—	—	—	13,293	13,293	14,797	28,090
Total real estate construction	—	—	—	18,760	18,760	370,428	389,188
Home equity loans and lines of credit	471	400	—	6,040	6,911	684,427	691,338
Installment:
Commercial	2	38	—	151	191	143	334
Consumer	175	196	45	—	416	150,145	150,561
Total installment	177	234	45	151	607	150,288	150,895
Lease financing	2,546	—	—	99	2,645	593,936	596,581
Total	$8,184	$4,022	$424	$71,245	$83,875	$17,667,510	$17,751,385

December 31, 2013
Commercial	$6,582	$362	$—	$14,248	$21,192	$7,541,108	$7,562,300
Commercial real estate mortgages	1,197	1,633	—	18,449	21,279	3,201,722	3,223,001
Residential mortgages:
Fixed	—	—	379	3,789	4,168	1,436,283	1,440,451
Variable	—	—	—	7,872	7,872	3,105,988	3,113,860
Total residential mortgages	—	—	379	11,661	12,040	4,542,271	4,554,311
Real estate construction:
Construction	—	—	—	5,467	5,467	332,131	337,598
Land	—	797	—	13,600	14,397	15,009	29,406
Total real estate construction	—	797	—	19,067	19,864	347,140	367,004
Home equity loans and lines of credit	—	—	74	5,144	5,218	704,126	709,344
Installment:
Commercial	1	—	—	—	1	361	362
Consumer	10	7	—	32	49	151,544	151,593
Total installment	11	7	—	32	50	151,905	151,955
Lease financing	401	126	—	50	577	601,946	602,523
Total	$8,191	$2,925	$453	$68,651	$80,220	$17,090,218	$17,170,438

(1)   Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of March 31, 2014 and December 31, 2013. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	March 31, 2014			December 31, 2013
(in thousands) (1)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$7,790,299	$170,161	$7,960,460	$7,416,487	$145,813	$7,562,300
Commercial real estate mortgages	3,193,358	87,510	3,280,868	3,139,707	83,294	3,223,001
Residential mortgages:
Fixed	1,425,173	17,418	1,442,591	1,425,087	15,364	1,440,451
Variable	3,211,268	28,196	3,239,464	3,087,636	26,224	3,113,860
Total residential mortgages	4,636,441	45,614	4,682,055	4,512,723	41,588	4,554,311
Real estate construction:
Construction	355,631	5,467	361,098	332,131	5,467	337,598
Land	14,797	13,293	28,090	15,522	13,884	29,406
Total real estate construction	370,428	18,760	389,188	347,653	19,351	367,004
Home equity loans and lines of credit	667,518	23,820	691,338	687,732	21,612	709,344
Installment:
Commercial	334	—	334	362	—	362
Consumer	149,901	660	150,561	151,468	125	151,593
Total installment	150,235	660	150,895	151,830	125	151,955
Lease financing	592,425	4,156	596,581	598,821	3,702	602,523
Total	$17,400,704	$350,681	$17,751,385	$16,854,953	$315,485	$17,170,438

(1)   Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$15,922	$44,781
Provision for losses	4,655	9,892
Reduction in allowance due to loan removals	(2,138)	(12,319)
Balance, end of period	$18,439	$42,354

The allowance for losses on covered loans was $18.4 million, $15.9 million and $42.4 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company recorded provision expense of $4.7 million and $9.9 million on covered loans for the three months ended March 31, 2014 and 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is revised for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of March 31, 2014 and December 31, 2013.

At March 31, 2014, covered loans that were 30 to 89 days delinquent totaled $16.6 million and covered loans that were 90 days or more past due on accrual status totaled $38.5 million. At December 31, 2013, covered loans that were 30 to 89 days delinquent totaled $15.5 million and covered loans that were 90 days or more past due on accrual status totaled $45.7 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	—	2,033	2,033	382	9,293	9,675
Sales	(3,186)	(2,504)	(5,690)	(1,391)	(20,783)	(22,174)
Valuation adjustments	(13)	(155)	(168)	(232)	(3,035)	(3,267)
Balance, end of period	$9,412	$24,855	$34,267	$19,786	$43,751	$63,537

At March 31, 2014, OREO was $34.3 million and included $24.9 million of covered OREO. At December 31, 2013, OREO was $38.1 million and included $25.5 million of covered OREO. The balance of OREO at March 31, 2014 and December 31, 2013 is net of valuation allowances of $14.6 million and $17.4 million, respectively.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO are recognized in the noninterest income section. Under the loss sharing agreements, 80 percent of eligible covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses and income shared with the FDIC is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of March 31, 2014 and December 31, 2013 are provided below:

	March 31,	December 31,
(in thousands) (1)	2014	2013
Short-term borrowings
Current portion of nonrecourse debt (2)	$4,107	$3,889

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,482	$299,463
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (3)	50,000	50,000
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (4)	55,000	55,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,994	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (5)	5,155	5,155
Nonrecourse debt (2)	88,988	91,388
Other long-term debt (6)	9,918	9,968
Total long-term debt	$733,537	$735,968

(1)   The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)   Nonrecourse debt bears interest at an average rate of 3.82 percent as of March 31, 2014 and has maturity dates ranging from April 2014 to February 2023.

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

(4)   These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009) and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. These notes are callable by the Bank, subject to any prior approval requirements of the OCC, on or after August 2014.

(5)   These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of March 31, 2014, the interest rate was approximately 2.20 percent.

(6)   Other long-term debt includes a note payable that bears a fixed interest rate of 5.64 percent and is scheduled to mature on June 2017.

The Company holds debt affiliated with First American Equipment Finance (“FAEF”), its wholly-owned equipment finance subsidiary. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

Note 8. Shareholders’ Equity

On November 7, 2013, the Corporation issued 4 million depositary shares, each representing a 1/40th interest in a share of 6.75 percent Series D fixed-to-floating rate non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $97.7 million. Dividends on the preferred stock are payable quarterly, in arrears, if declared by the Corporation’s Board of Directors at an annual rate of 6.75 percent. Effective for the February 7, 2024 dividend payment, the annual rate will adjust to three-month LIBOR plus 4.052 percent. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after 10 years from the date of issuance, or in whole but not in part within 90 days following a determination by the Corporation that the Corporation will not be entitled to treat the full liquidation preference amount then outstanding as “tier 1 capital” for purposes of the capital adequacy guidelines of the Federal Reserve (or its equivalent).

At March 31, 2014 and December 31, 2013, AOCI was comprised of net unrealized losses on securities available-for-sale of $4.4 million and $15.6 million, respectively.

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three month periods ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$21,528	$8,975	$12,553	$(19,810)	$(8,287)	$(11,523)
Reclassification adjustment for net gains included in net income (1)	(2,192)	(917)	(1,275)	(887)	(371)	(516)
Non-credit related impairment loss	—	—	—	(492)	(206)	(286)
Total securities available-for-sale	19,336	8,058	11,278	(21,189)	(8,864)	(12,325)
Net change on cash flow hedges	—	—	—	(35)	—	(35)
Total other comprehensive income (loss)	$19,336	$8,058	$11,278	$(21,224)	$(8,864)	$(12,360)

(1) Recognized in Gain on sale of securities in the consolidated statements of income.

The following table summarizes the Company’s share repurchases for the three months ended March 31, 2014. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended March 31, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
January 1, 2014 to January 31, 2014	374	$75.12
February 1, 2014 to February 28, 2014	28,787	72.46
March 1, 2014 to March 31, 2014	22,147	75.32
Total share repurchases	51,308	73.71

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts)	2014	2013
Basic EPS:
Net income attributable to City National Corporation	$54,511	$51,523
Less: Dividends on preferred stock	4,094	2,406
Net income available to common shareholders	$50,417	$49,117
Less: Earnings allocated to participating securities	543	637
Earnings allocated to common shareholders	$49,874	$48,480

Weighted average common shares outstanding	54,689	53,731

Basic earnings per common share	$0.91	$0.90

Diluted EPS:
Earnings allocated to common shareholders (1)	$49,879	$48,484

Weighted average common shares outstanding	54,689	53,731
Dilutive effect of equity awards	740	337
Weighted average diluted common shares outstanding	55,429	54,068

Diluted earnings per common share	$0.90	$0.90

(1)         Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.4 million and 2.0 million average outstanding stock options that were antidilutive for the three months ended March 31, 2014 and 2013, respectively.

Note 10. Share-Based Compensation

On March 31, 2014, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of March 31, 2014. At March 31, 2014, there were approximately 2.8 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company’s share-based compensation plan.

The compensation cost recognized for all share-based awards was $5.4 million and $5.1 million for the three months ended March 31, 2014 and 2013. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.3 million and $2.1 million for the three months ended March 31, 2014 and 2013. The Company received $13.2 million and $11.8 million in cash for the exercise of stock options during the three months ended March 31, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $1.7 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

Note 10. Share-Based Compensation (Continued)

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended March 31,
	2014	2013
Weighted-average volatility	27.35%	28.12%
Dividend yield	1.79%	2.15%
Expected term (in years)	6.07	6.15
Risk-free interest rate	1.99%	1.24%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three months ended March 31, 2014 and 2013 were $17.94 and $12.57, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $4.0 million and $6.0 million, respectively.

A summary of option activity and related information for the three months ended March 31, 2014 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2014	4,075	$55.50
Granted	448	73.63
Exercised	(232)	56.99
Forfeited or expired	(15)	57.48
Outstanding at March 31, 2014	4,276	$57.31	$91,538	5.97
Exercisable at March 31, 2014	2,929	$56.06	$66,383	4.68

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three months ended March 31, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2014	1,425	$13.64
Granted	448	17.94
Vested	(517)	14.57
Forfeited	(9)	12.95
Unvested at March 31, 2014	1,347	$14.72

The number of options vested during the three months ended March 31, 2014 and 2013 was 517,130 and 643,601, respectively. The total fair value of options vested during the three months ended March 31, 2014 and 2013 was $7.5 million and $7.8 million, respectively. As of March 31, 2014, there was $17.0 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 10. Share-Based Compensation (Continued)

A summary of changes in restricted stock and related information for the three months ended March 31, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2014	608	$53.03
Granted	117	73.63
Vested	(165)	43.79
Forfeited	(2)	55.09
Unvested at March 31, 2014	558	$60.09

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2014 and 2013 was $73.63 and $55.73, respectively. The number of restricted shares vested during the three months ended March 31, 2014 and 2013 was 164,938 and 181,469, respectively. The total fair value of restricted stock vested during the three months ended March 31, 2014 and 2013 was $7.2 million and $8.3 million, respectively. As of March 31, 2014, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $21.3 million. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the three months ended March 31, 2014 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2014	190
Granted	15
Vested	(23)
Forfeited	(1)
Unvested at March 31, 2014	181

Note 11. Derivative Instruments

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2014 and December 31, 2013. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	March 31, 2014			December 31, 2013
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$2,870.2	$40.5	$39.9	$2,769.4	$42.7	$41.7
Interest-rate caps, floors and collars	231.9	0.3	0.3	251.6	0.5	0.5
Options purchased	0.4	0.3	0.3	1.5	0.6	0.6
Options written	0.4	—	—	1.5	—	—
Total interest-rate contracts	$3,102.9	$41.1	$40.5	$3,024.0	$43.8	$42.8

Option contracts	$1.8	$0.2	$—	$1.9	$0.4	$—

Foreign exchange contracts:
Spot and forward contracts	$509.4	$3.1	$3.0	$461.4	$3.5	$3.3
Options purchased	5.3	—	—	6.3	—	—
Options written	5.3	0.2	0.2	6.3	0.2	0.2
Total foreign exchange contracts	$520.0	$3.3	$3.2	$474.0	$3.7	$3.5

Total derivatives not designated as hedging instruments	$3,624.7	$44.6	$43.7	$3,499.9	$47.9	$46.3

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

Derivatives Designated as Hedging Instruments

The Company had no hedging instruments as of March 31, 2014 and December 31, 2013.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. There was no net interest income recognized on interest rate swaps for the three months ended March 31, 2014. Interest rate swaps increased net interest income by $1.1 million for the three months ended March 31, 2013.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the three-month periods ended March 31, 2014 and 2013. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the three months ended March 31, 2013 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The balance of deferred gain on terminated swaps was fully amortized in 2013.

Note 11. Derivative Instruments (Continued)

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest rate contracts with clients that are offset by paired trades with unrelated bank counterparties and foreign exchange contracts. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2014 and 2013:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended March 31,
Hedging Instruments	Statements of Income	2014	2013
Interest-rate contracts	Other noninterest income	$(0.5)	$(0.3)
Option contracts	Other noninterest income	0.1	0.3
Foreign exchange contracts	International services income	7.2	5.9
Total income		$6.8	$5.9

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2014 was $6.4 million. The Company delivered collateral in the form of securities valued at $4.9 million and cash totaling $12.7 million on swap agreements that had credit-risk contingent features that were in a net liability position at March 31, 2014.

The Company’s interest-rate swaps had $2.2 million and $2.4 million of credit risk exposure at March 31, 2014 and December 31, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at March 31, 2014 and December 31, 2013. The Company delivered collateral valued at $9.9 million on swap agreements that did not have credit-risk contingent features at March 31, 2014.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

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

The following table provides information about financial instruments that are eligible for offset at March 31, 2014 and December 31, 2013:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
March 31, 2014
Financial assets:
Derivatives not designated as hedging instruments	$12,487	$(9,097)	$3,390	$—	$—	$3,390
Reverse repurchase agreements	200,000	—	200,000	(200,000)		—
Total financial assets	$212,487	$(9,097)	$203,390	$(200,000)	$—	$3,390

Financial liabilities:
Derivatives not designated as hedging instruments	$34,955	$(9,097)	$25,858	$(14,792)	$(12,671)	$(1,605)
Total financial liabilities	$34,955	$(9,097)	$25,858	$(14,792)	$(12,671)	$(1,605)

December 31, 2013
Financial assets:
Derivatives not designated as hedging instruments	$18,749	$(13,323)	$5,426	$—	$—	$5,426
Reverse repurchase agreements	200,000	—	200,000	(200,000)	—	—
Total financial assets	$218,749	$(13,323)	$205,426	$(200,000)	$—	$5,426

Financial liabilities:
Derivatives not designated as hedging instruments	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)
Total financial liabilities	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

Note 13. Income Taxes

The Company recognized income tax expense of $26.3 million and $21.3 million for the three months ended March 31, 2014 and 2013, respectively.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a nominal amount of interest and penalties expense for the three months ended March 31, 2014 and 2013. The Company had approximately $3.0 million of accrued interest and penalties as of March 31, 2014 and December 31, 2013.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service for the tax year 2013 and 2014. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

Note 13. Income Taxes (Continued)

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the three month period ended March 31, 2014.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $5.3 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.

Note 15. Contingencies

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $199.4 million and $188.2 million at March 31, 2014 and December 31, 2013, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $82.5 million at March 31, 2014. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Note 16. Variable Interest Entities (Continued)

Of the affordable housing investments held as of March 31, 2014, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $1.1 million aggregate carrying value of these investments at March 31, 2014. There were no unfunded commitments for these affordable housing investments at March 31, 2014.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $31.6 million and $34.0 million at March 31, 2014 and December 31, 2013, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

The Corporation holds a majority ownership interest in four investment management and wealth advisory affiliates that it consolidates. In general, the management of each majority-owned affiliate has a significant noncontrolling ownership position in its firm and supervises the day-to-day operations of the affiliate. The Corporation is in regular contact with each affiliate regarding its operations and is an active participant in the management of the affiliates through its position on each firm’s board.

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

As of March 31, 2014, affiliate noncontrolling owners held equity interests with an estimated fair value of $45.6 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

Note 17. Noncontrolling Interest (Continued)

The following is a summary of activity for redeemable noncontrolling interest for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$39,768	$41,112
Net income	699	585
Distributions to redeemable noncontrolling interest	(347)	(319)
Additions and redemptions, net	92	(324)
Adjustments to fair value	5,429	59
Balance, end of period	$45,641	$41,113

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

The Wealth Management segment includes the Corporation’s investment advisory affiliates and the Bank’s Wealth Management Services. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, retirement, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of City National Rochdale Funds. Both the asset management affiliates and the Bank’s Wealth Management division provide proprietary and nonproprietary products and offer a full spectrum of investment solutions in multiple asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities, and alternative investments such as hedge funds. This segment serves clients nationwide.

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

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$189,542	$325	$9,931	$199,798
Provision for losses on covered loans	4,655	—	—	4,655
Noninterest income	48,214	64,093	(11,059)	101,248
Depreciation and amortization	2,821	1,747	4,747	9,315
Noninterest expense	171,857	52,944	(19,223)	205,578
Income before income taxes	58,423	9,727	13,348	81,498
Provision for income taxes	19,008	2,937	4,343	26,288
Net income	39,415	6,790	9,005	55,210
Less: Net income attributable to noncontrolling interest	—	699	—	699
Net income attributable to City National Corporation	$39,415	$6,091	$9,005	$54,511

Selected Average Balances:
Loans and leases, excluding covered loans	$17,283,410	$—	$55,009	$17,338,419
Covered loans	696,163	—	—	696,163
Total assets	18,242,376	657,723	10,526,261	29,426,360
Deposits	25,051,747	87,769	232,082	25,371,598
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	3,134	36,921	—	40,055

	For the three months ended March 31, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$183,959	$316	$16,798	$201,073
Provision for losses on covered loans	9,892	—	—	9,892
Noninterest income	50,263	55,452	(12,187)	93,528
Depreciation and amortization	3,618	1,900	4,586	10,104
Noninterest expense	170,958	47,019	(16,741)	201,236
Income before income taxes	49,754	6,849	16,766	73,369
Provision for income taxes	14,533	1,830	4,898	21,261
Net income	35,221	5,019	11,868	52,108
Less: Net income attributable to noncontrolling interest	—	585	—	585
Net income attributable to City National Corporation	$35,221	$4,434	$11,868	$51,523

Selected Average Balances:
Loans and leases, excluding covered loans	$14,754,689	$—	$54,652	$14,809,341
Covered loans	989,452	—	—	989,452
Total assets	15,985,918	644,338	11,078,903	27,709,159
Deposits	21,840,183	106,345	464,425	22,410,953
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,916	41,394	—	47,310

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements.  These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) limited economic growth and elevated levels of unemployment; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company are uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruptions in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and particularly, Item 1A, titled “Risk Factors.”

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2014 from
	March 31,	December 31,	March 31,	December 31,	March 31,
(in thousands, except per share amounts) (1)	2014	2013	2013	2013	2013
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$301,046	$296,001	$294,601	2%	2%
Net income attributable to City National Corporation	54,511	55,112	51,523	(1)	6
Net income available to common shareholders	50,417	52,706	49,117	(4)	3
Net income per common share, basic	0.91	0.96	0.90	(5)	1
Net income per common share, diluted	0.90	0.95	0.90	(5)	0
Dividends per common share	0.33	0.25	—	32	NM

At Quarter End
Assets	$29,738,252	$29,717,951	$27,433,754	0	8
Securities	8,651,359	9,281,317	9,192,467	(7)	(6)
Loans and leases, excluding covered loans	17,751,385	17,170,438	15,216,906	3	17
Covered loans (2)	673,294	716,911	951,917	(6)	(29)
Deposits	25,731,766	25,679,437	22,937,586	0	12
Common shareholders’ equity	2,528,344	2,473,370	2,386,969	2	6
Total shareholders’ equity	2,795,960	2,740,986	2,556,889	2	9
Book value per common share	46.38	45.65	44.50	2	4

Average Balances
Assets	$29,426,360	$29,902,443	$27,709,159	(2)	6
Securities	8,585,220	9,306,250	9,796,252	(8)	(12)
Loans and leases, excluding covered loans	17,338,419	16,795,596	14,809,341	3	17
Covered loans (2)	696,163	747,625	989,452	(7)	(30)
Deposits	25,371,598	25,942,605	22,410,953	(2)	13
Common shareholders’ equity	2,512,775	2,465,056	2,363,507	2	6
Total shareholders’ equity	2,780,392	2,693,381	2,533,427	3	10

Selected Ratios
Return on average assets (annualized)	0.75%	0.73%	0.75%	3	0
Return on average common equity (annualized)	8.14	8.48	8.43	(4)	(3)
Corporation’s tier 1 leverage	7.41	7.17	6.72	3	10
Corporation’s tier 1 risk-based capital	10.18	10.09	9.64	1	6
Corporation’s total risk-based capital	13.08	13.00	12.71	1	3
Period-end common equity to period-end assets	8.50	8.32	8.70	2	(2)
Period-end equity to period-end assets	9.40	9.22	9.32	2	1
Dividend payout ratio, per common share	36.15	26.15	—	38	NM
Net interest margin	3.02	2.97	3.21	2	(6)
Expense to revenue ratio (3)	69.73	71.76	68.95	(3)	1

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	0.40%	0.40%	0.55%	0	(27)
Nonaccrual loans and OREO to total loans and
leases and OREO	0.45	0.47	0.68	(4)	(34)
Allowance for loan and lease losses to total
loans and leases	1.72	1.76	1.86	(2)	(8)
Allowance for loan and lease losses to
nonaccrual loans	429.21	440.76	339.03	(3)	27
Net recoveries to average total loans
and leases (annualized)	0.10	0.35	0.13	(71)	(23)

At Quarter End
Assets under management (5)	$46,374,203	$45,001,125	$40,264,763	3	15
Assets under management or administration (5)	66,399,813	64,691,185	59,611,678	3	11

NM - Not meaningful

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

(5) Excludes $26.09 billion, $27.07 billion and $24.80 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

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

The Company’s critical accounting policies include those that address accounting for business combinations, financial assets and liabilities reported at fair value, securities, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, OREO, goodwill and other intangible assets, noncontrolling interest, share-based compensation plans, income taxes, and derivatives and hedging activities. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2013 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2014. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation (“CNC”) was $54.5 million for the first quarter of 2014, up 6 percent from $51.5 million in the year-ago period, but down 1 percent from $55.1 million for the fourth quarter of 2013. For the first quarter of 2014, consolidated net income available to common shareholders was $50.4 million, or $0.90 per diluted share. Net income available to common shareholders was $49.1 million, or $0.90 per diluted share, for the year-earlier quarter and $52.7 million, or $0.95 per diluted share for the quarter ended December 31, 2013.

•       Revenue, which consists of net interest income and noninterest income, was $301.0 million for the first quarter of 2014, up 2 percent from $294.6 million in the year-earlier quarter and up 2 percent from $296.0 million in the fourth quarter of 2013.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $206.1 million for the first quarter of 2014, down 2 percent from the fourth quarter of 2013 and virtually unchanged from the first quarter of 2013.

•       The Company’s net interest margin in the first quarter of 2014 was 3.02 percent, down from 3.21 percent in the first quarter of 2013, but up from 2.97 percent in the fourth quarter of 2013. The increase from the fourth quarter of 2013 was due to the redeployment of securities to fund loan growth, partially offset by lower income on covered loans that were paid off or fully charged-off in the first quarter of 2014.

•       Noninterest income was $101.2 million for the first quarter of 2014, up 8 percent from the first quarter of 2013 and up 12 percent from the fourth quarter of 2013. The increase from the year-earlier quarter was primarily attributable to higher wealth management fee income. The increase from the fourth quarter of the prior year was due largely to lower FDIC loss-sharing expense and higher wealth management fee income. Results for the first quarter of 2014 also included a $2.1 million net gain on securities, compared to a net loss of $4.6 million in the fourth quarter of 2014.

•       Trust and investment fee income grew to $53.3 million in the first quarter of 2014, up 14 percent from the year-earlier quarter and up 5 percent from the fourth quarter of 2013. Assets under management or administration grew to $66.40 billion, up 11 percent from the first quarter of 2013 and up 3 percent from the fourth quarter of 2013.

•       Noninterest expense for the first quarter of 2014 was $214.9 million, up 2 percent from the first quarter of 2013, but down 2 percent from the fourth quarter of 2013. The increase from the year-ago period largely reflects higher compensation costs, legal and professional fees, and marketing and advertising expenses, which were offset in part by lower OREO expense and FDIC assessments.

•       The base yield on the covered loan portfolio generated net interest income of $12.5 million in the first quarter of 2014, compared to $16.5 million for the year-earlier quarter and $13.4 million in the fourth quarter of 2013. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged-off. The Company recognizes other components of other income and expense related to its covered assets including income from covered loans that were paid off or fully charged-off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of those items to the income statement, excluding base yield, was total net expense of $3.6 million for the first quarter of 2014, compared to net expense of $0.2 million for the first quarter of 2013 and $0.3 million for the fourth quarter of 2014. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “Noninterest Income and Expense Related to Covered Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 32.3 percent for the first quarter of 2014, compared with 29.0 percent for the year-earlier period and 27.2 percent for the fourth quarter of 2013.

•       Total assets were $29.74 billion at March 31, 2014, up 8 percent from $27.43 billion at March 31, 2013 and up slightly from $29.72 billion at December 31, 2013. Total average assets were $29.43 billion for the first quarter of 2014, up 6 percent from $27.71 billion for the first quarter of 2013 and down 2 percent from $29.90 billion for the fourth quarter of 2013.

•       Loans and leases, excluding covered loans, grew to $17.75 billion at March 31, 2014, an increase of 17 percent from $15.22 billion at March 31, 2013 and 3 percent from $17.17 billion at December 31, 2013. Average loans for the first quarter of 2014, excluding covered loans, were $17.34 billion, up 17 percent from the same period of last year and 3 percent from the fourth quarter of 2013. Average commercial loan balances were up 20 percent from the year-earlier period and 5 percent from the fourth quarter of 2013. Average commercial real estate balances increased 18 percent from the first quarter of 2013 and 3 percent from the fourth quarter of 2013.

•       Excluding covered loans, first quarter 2014 results included no provision for loan and lease losses. The Company recorded no provisions in 2013. The allowance for loan and lease losses on non-covered loans was $305.8 million at March 31, 2014, compared with $282.3 million at March 31, 2013 and $302.6 million at December 31, 2013. The Company remains appropriately reserved at 1.72 percent of total loans and leases, excluding covered loans, at March 31, 2014, compared with 1.86 percent at March 31, 2013 and 1.76 percent at December 31, 2013.

•       In the first quarter of 2014, net loan recoveries totaled $4.2 million, or 0.10 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $4.8 million, or 0.13 percent, in the year-earlier quarter, and net recoveries of $14.7 million, or 0.35 percent, for the fourth quarter of 2013. Nonaccrual loans, excluding covered loans, totaled $71.2 million at March 31, 2014, down from $83.3 million at March 31, 2013 and up from $68.7 million at December 31, 2013. At March 31, 2014, nonperforming assets, excluding covered assets, were $80.7 million, down from $103.1 million at March 31, 2013 and $81.3 million at December 31, 2013.

•       Average securities for the first quarter of 2014 totaled $8.59 billion, down 12 percent from the first quarter of 2013 and 8 percent lower than the fourth quarter of 2013.

•       Period-end deposits at March 31, 2014 were $25.73 billion, up 12 percent from $22.94 billion at March 31, 2013 and up slightly from $25.68 billion at December 31, 2013. Deposit balances for the first quarter of 2014 averaged $25.37 billion, up 13 percent from $22.41 billion for the first quarter of 2013 and down 2 percent from $25.94 billion for the fourth quarter of 2013. Average core deposits, which equal 98 percent of total deposit balances for the first quarter of 2014, were up 14 percent from the first quarter of 2013 and down 2 percent from the fourth quarter of 2013.

•       The Company remains well capitalized. The ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.9 percent at March 31, 2014, compared with 8.7 percent at March 31, 2013 and 8.8 percent at December 31, 2013. Refer to the “Capital” section included elsewhere in this report for further discussion of this non-GAAP measure. All of the Company’s pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are expected to be fully implemented by January 1, 2019.

OUTLOOK

Management expects modest net income growth in 2014, even as low short-term interest rates continue to put pressure on the Company’s net interest margin. The Company anticipates continued solid growth in loans, deposits, and wealth management assets. Rising loan balances are expected to require some loan-loss provisions, but credit quality should remain stable. This outlook reflects management’s expectations for continued moderate U.S. economic growth in 2014.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2014 and 2013:

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2014			March 31, 2013
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$8,262,917	$68,169	3.35%	$6,875,698	$62,959	3.71%
Commercial real estate mortgages	3,254,793	29,326	3.65	2,767,591	27,125	3.97
Residential mortgages	4,595,999	40,865	3.56	3,981,335	38,087	3.83
Real estate construction	376,231	3,470	3.74	332,927	3,806	4.64
Home equity loans and lines of credit	695,086	6,209	3.62	711,563	6,463	3.68
Installment	153,393	1,695	4.48	140,227	1,460	4.22
Total loans and leases, excluding covered loans (4)	17,338,419	149,734	3.50	14,809,341	139,900	3.83
Covered loans	696,163	21,852	12.56	989,452	32,116	12.98
Total loans and leases	18,034,582	171,586	3.86	15,798,793	172,016	4.42
Due from banks - interest-bearing	665,184	443	0.27	192,711	112	0.24
Federal funds sold and securities purchased under resale agreements	278,967	1,370	1.99	154,062	1,136	2.99
Securities	8,585,220	44,775	2.09	9,796,252	46,830	1.91
Other interest-earning assets	76,935	1,210	6.38	104,771	961	3.72
Total interest-earning assets	27,640,888	219,384	3.22	26,046,589	221,055	3.44
Allowance for loan and lease losses	(323,345)			(327,938)
Cash and due from banks	247,885			128,705
Other non-earning assets	1,860,932			1,861,803
Total assets	$29,426,360			$27,709,159

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,420,356	$383	0.06%	$2,217,404	$417	0.08%
Money market accounts	6,365,290	1,100	0.07	5,691,961	1,597	0.11
Savings deposits	454,226	68	0.06	418,850	115	0.11
Time deposits - under $100,000	174,069	93	0.22	200,217	181	0.37
Time deposits - $100,000 and over	483,428	490	0.41	604,298	629	0.42
Total interest-bearing deposits	9,897,369	2,134	0.09	9,132,730	2,939	0.13

Federal funds purchased and securities sold under repurchase agreements	—	—	—	840,117	278	0.13
Other borrowings	738,893	11,153	6.12	1,452,014	11,510	3.21
Total interest-bearing liabilities	10,636,262	13,287	0.51	11,424,861	14,727	0.52
Noninterest-bearing deposits	15,474,229			13,278,223
Other liabilities	535,477			472,648
Total equity	2,780,392			2,533,427
Total liabilities and equity	$29,426,360			$27,709,159

Net interest spread			2.71%			2.92%
Fully taxable-equivalent net interest and dividend income		$206,097			$206,328
Net interest margin			3.02%			3.21%
Less: Dividend income included in other income		1,210			961
Fully taxable-equivalent net interest income		$204,887			$205,367

(1)         Certain prior period balances have been reclassified to conform to the current period presentation.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $6,231 and $6,185 for 2014 and 2013, respectively.

(4)         Includes average nonaccrual loans of $68,322 and $93,009 for 2014 and 2013, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the first quarter of 2014 and 2013, as well as first quarter 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes in Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2014 vs 2013			2013 vs 2012
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$22,719	$(23,149)	$(430)	$21,219	$(19,082)	$2,137
Securities	(6,026)	3,971	(2,055)	9,837	(10,592)	(755)
Due from banks - interest-bearing	313	18	331	14	5	19
Federal funds sold and securities purchased under resale agreements	703	(469)	234	566	560	1,126
Other interest-earning assets	(304)	553	249	(101)	372	271
Total interest-earning assets	17,405	(19,076)	(1,671)	31,535	(28,737)	2,798

Interest paid on:
Interest checking deposits	36	(70)	(34)	63	(171)	(108)
Money market deposits	172	(669)	(497)	(116)	(489)	(605)
Savings deposits	9	(56)	(47)	18	(30)	(12)
Time deposits	(138)	(89)	(227)	(155)	(214)	(369)
Total borrowings	(11,997)	11,362	(635)	9,038	(6,096)	2,942
Total interest-bearing liabilities	(11,918)	10,478	(1,440)	8,848	(7,000)	1,848
	$29,323	$(29,554)	$(231)	$22,687	$(21,737)	$950

(1) Includes covered loans.

Net interest income was $199.8 million for the first quarter of 2014, a decrease of 3 percent from $205.5 million for the fourth quarter of 2013, and a 1 percent decrease from $201.1 million for the first quarter of 2013. The decrease in net interest income from the fourth quarter of 2013 was largely due to lower interest income from covered loans. The decrease in net interest income from the prior-year quarter was due to lower interest income from the securities portfolio, partially offset by lower interest expense on deposits and borrowings. Fully taxable-equivalent net interest income and dividend income was $206.1 million for the first quarter of 2014, compared with $211.2 million for the fourth quarter of 2013 and $206.3 million for the same period in 2013.

Interest income on total loans was $169.7 million for the first quarter of 2014, down 3 percent from the fourth quarter of 2013 and slightly down from the first quarter of 2013. The decrease in loan interest income from prior periods was primarily due to lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the first quarter of 2014 and run-off of the covered loan portfolio. Compared to the year earlier quarter, the decrease in covered loan income was mostly offset by an increase in interest income on non-covered loans driven by a growth in the Company’s loan portfolio. Income from accelerated accretable yield recognition during the first quarter of 2014 was $9.3 million, compared to $13.7 million in the fourth quarter of 2013 and $15.6 million in the year-earlier quarter.

Average loans and leases, excluding covered loans, totaled $17.34 billion for the first quarter of 2014, an increase of 3 percent from $16.80 billion for the fourth quarter of 2013 and up 17 percent from $14.81 billion for the first quarter of 2013. Average commercial loans grew 5 percent and 20 percent from the fourth quarter of 2013 and first quarter of 2013, respectively. Average commercial real estate loans grew 3 percent and 18 percent for the same periods. Average covered loans decreased to $696.2 million for the first quarter of 2014 from $747.6 million for the fourth quarter of 2013 and $989.5 million for the year-ago quarter.

Interest income on securities was $41.6 million for the first quarter of 2014, a 2 percent decrease from $42.2 million for the fourth quarter of 2013 and a 6 percent decrease from $44.3 million for the first quarter of 2013. Average total securities were $8.59 billion for the first quarter of 2014, down from $9.31 billion for the fourth quarter of 2013 and $9.80 billion for the year-earlier quarter. Average securities declined from the fourth quarter of 2013 as the Company sold some lower-yielding securities from its available-for-sale portfolio to fund loan growth. The decrease from the first quarter of 2013 was also driven by sales of longer-duration securities to shorten the duration of the investment portfolio in anticipation of higher interest rates.

Total interest expense was $13.3 million for the first quarter of 2014, virtually unchanged from the fourth quarter of 2013 and down 10 percent from $14.7 million for the first quarter of 2013. Interest expense on borrowings was $11.2 million for the first quarter of 2014, a 1 percent increase from $11.1 million for the fourth quarter of 2013 and a 5 percent decrease from $11.8 million for the first quarter of 2013. The decrease in interest expense from the year-earlier quarter was attributable to lower short-term borrowings.

Interest expense on deposits was $2.1 million for the first quarter of 2014, a 5 percent decrease from $2.3 million for the fourth quarter of 2013 and a 27 percent decrease from $2.9 million for the year-earlier quarter. The decrease from the fourth quarter of 2013 was due to lower interest-bearing deposits. Interest expense on deposits for the year-earlier quarter decreased despite the increase in average interest-bearing deposits, due to lower deposit rates. Average deposits were $25.37 billion for the first quarter of 2014, a 2 percent decrease from $25.94 billion for the fourth quarter of 2013, but a 13 percent increase from $22.41 billion for the first quarter of 2013. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $24.89 billion for the first quarter of 2014, $25.42 billion for the fourth quarter of 2013 and $21.81 billion for the year-earlier quarter. Average core deposits represented 98 percent of total average deposits for the first quarter of 2014 and the fourth quarter of 2013, and 97 percent for the first quarter of 2013. Average interest-bearing deposits were $9.90 billion for the first quarter of 2014, down 1 percent from the fourth quarter of 2013, but up 8 percent from the first quarter of 2013. Average noninterest-bearing deposits were $15.47 billion, down 3 percent from the fourth quarter of 2013 and up 17 percent from the year-earlier quarter.

Net interest margin was 3.02 percent for the first quarter of 2014, up from 2.97 percent for the fourth quarter of 2013 and down from 3.21 percent for the first quarter of 2013. The average yield on earning assets for the first quarter of 2014 was 3.22 percent, up 6 basis points from 3.16 percent for the fourth quarter of 2013 and down 22 basis points from 3.44 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.51 percent, up from 0.49 percent for the fourth quarter of 2013 and down from 0.52 percent for the same period in 2013. The growth in the net interest margin from the fourth quarter of 2013 was primarily attributable to the sales of lower-yielding investments from the available-for-sale securities portfolio to fund loan growth, partially offset by lower income on covered loans. The decrease in the net interest margin compared to the year-earlier quarter was due to lower yields on loans, lower covered assets volume, and higher earning asset balances. The decrease was partially offset by a decrease in short-term borrowings and lower cost of interest-bearing deposits.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2013.

In light of strong and stable credit quality, continued net recoveries on previously charged-off loans, and a growing loan portfolio, the Company did not record a provision for credit losses on loans and leases, excluding covered loans, for the three months ended March 31, 2014. The Company recorded no provision for credit losses on loans and leases, excluding covered loans, during 2013. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded provision for losses on covered loans of $4.7 million during the first quarter of 2014, compared to $0.2 million in the fourth quarter of 2013 and $9.9 million in the first quarter of 2013. The provision expense is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense may be recognized in future periods.

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

Noninterest Income

Noninterest income was $101.2 million in the first quarter of 2014, an increase of 12 percent from the fourth quarter of 2013 and an 8 percent increase from the first quarter of 2013. The increase from the fourth quarter of 2013 was due largely to lower FDIC loss sharing expense and higher wealth management fee income. Results for the first quarter of 2014 also included a $2.1 million net gain on securities sales compared to a $4.6 million net loss on securities sales in the fourth quarter of 2013. The increase in noninterest income from the year-earlier quarter was primarily due to strong growth in wealth management fee income. The increase in fee income compared to the year-earlier quarter was partially offset by higher FDIC loss sharing expense in the first quarter of 2014. Noninterest income represented 34 percent of the Company’s revenue in the first quarter of 2014, compared to 31 percent in the fourth quarter of 2013 and 32 percent for the first quarter of 2013.

The following table provides a summary of noninterest income by category

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013
Trust and investment fees	$53,306	$50,561	$46,653
Brokerage and mutual fund fees	10,042	10,621	8,066
Total wealth management fees	63,348	61,182	54,719
Cash management and deposit transaction charges	12,033	12,349	13,009
International services	10,395	10,575	9,619
FDIC loss sharing expense, net	(7,083)	(12,953)	(4,352)
Other noninterest income	17,607	20,174	18,373
Total noninterest income before gain (loss)	96,300	91,327	91,368
Gain on disposal of assets	2,826	3,871	1,114
Gain (loss) on sale of securities	2,122	(4,649)	1,046
Total noninterest income	$101,248	$90,549	$93,528

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual, institutional and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income primarily on a trailing day, month or quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $53.3 million for the first quarter of 2014, an increase of 5 percent from $50.6 million for the fourth quarter of 2013 and an increase of 14 percent from $46.7 million for the first quarter of 2013. The increases compared to prior periods were due to the growth in assets under management (“AUM”) generated through asset inflows and market appreciation. Money market mutual fund and brokerage fees were $10.0 million for the first quarter of 2014, down 5 percent from $10.6 million for the fourth quarter of 2013 and up 24 percent from $8.1 million for the year-earlier quarter. Fourth quarter 2013 money market mutual fund and brokerage fees included the recognition of annual performance fees. The increase in fees compared to the first quarter of 2013 was also due to positive asset flows and market appreciation.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	March 31,		%	December 31,	%
(in millions)	2014	2013	Change	2013	Change

Assets Under Management	$46,374	$40,265	15	$45,001	3

Assets Under Administration
Brokerage	5,628	5,457	3	5,541	2
Custody and other fiduciary	14,398	13,890	4	14,149	2
Subtotal	20,026	19,347	4	19,690	2
Total assets under management or administration (1)	$66,400	$59,612	11	$64,691	3

(1)         Excludes $26.09 billion, $27.07 billion and $24.80 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

AUM totaled $46.37 billion as of March 31, 2014, up 15 percent from the year-earlier quarter and up 3 percent from the fourth quarter of 2013. Assets under management or administration were $66.40 billion at March 31, 2014, an increase of 11 percent from the year-earlier quarter and 3 percent from the fourth quarter of 2013. The growth in AUM from prior periods was primarily attributable to the addition of client assets and higher market valuations.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	March 31, 2014	December 31, 2013	March 31, 2013
Equities	48%	50%	45%
U.S. fixed income	27	24	26
Cash and cash equivalents	16	17	17
Other (1)	9	9	12
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2014 were $12.0 million, a decrease of 3 percent from the fourth quarter of 2013 and 8 percent from the first quarter of 2013. The decreases were due largely to higher deposit balances used to offset service charge fees.

International services income for the first quarter of 2014 was $10.4 million, down by 2 percent from the fourth quarter of 2013, but up 8 percent from the year-earlier quarter. International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The increase from the first quarter of 2013 was due to increased client activity and the addition of new relationships.

Net FDIC loss sharing expense declined to $7.1 million for the first quarter of 2014 from $13.0 million for the fourth quarter of 2013. Net FDIC loss sharing expense was $4.4 million for the year-earlier quarter. See “Noninterest Income and Expense Related to Covered Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $2.8 million in the first quarter of 2014, compared to a net gain of $3.9 million in the fourth quarter of 2013 and $1.1 million in the year-earlier quarter. The net gains are primarily comprised of gains recognized on the sale of covered and non-covered OREO.

The Company recognized net gains on sales of securities of $2.1 million during the first quarter of 2014. Net losses on sales of securities were $4.6 million in the fourth quarter of 2013 and net gains on sales of securities were $1.0 million for the first quarter of 2013. The net loss in the fourth quarter of 2013 was largely due to the sale of collateralized debt and collateralized loan obligation securities. There were no impairment losses recognized in earnings on securities available-for-sale in the first quarter of 2014, fourth quarter of 2013 and first quarter of 2013.

Other income for the first quarter of 2014 was $17.6 million, down 13 percent from $20.2 million for the fourth quarter of 2013, and down 4 percent from $18.4 million for the first quarter of 2013. The decreases were due to lower gains on transfers of covered loans to OREO, reduced income from client swap transactions and lower lease residual income.

Noninterest Expense

Noninterest expense was $214.9 million for the first quarter of 2014, down 2 percent from $219.0 million for the fourth quarter of 2013, and up 2 percent from $211.3 million for the first quarter of 2013. The following table provides a summary of noninterest expense by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013

Salaries and employee benefits	$136,833	$133,331	$128,195

All other:
Net occupancy of premises	16,094	17,452	15,989
Legal and professional fees	12,950	16,058	11,952
Information services	9,346	8,902	9,391
Depreciation and amortization	7,828	8,019	8,172
Amortization of intangibles	1,487	1,722	1,932
Marketing and advertising	9,775	9,029	7,976
Office services and equipment	4,910	4,679	4,946
Other real estate owned	1,433	3,296	5,250
FDIC assessments	1,391	2,646	5,481
Other operating	12,846	13,847	12,056
Total all other	78,060	85,650	83,145
Total noninterest expense	$214,893	$218,981	$211,340

Salaries and employee benefits expense was $136.8 million for the first quarter of 2014, up 3 percent from $133.3 million for the fourth quarter of 2013, and up 7 percent from $128.2 million for the year-earlier quarter. Full-time equivalent staff was 3,587 at March 31, 2014, up slightly from 3,566 at December 31, 2013 and up 3 percent from 3,496 at March 31, 2013. The increase in salaries and employee benefits expense in the first quarter compared with the year-earlier quarter was primarily attributable to the addition of staff and higher incentive compensation. The increase in salaries and benefits expense from the fourth quarter of 2013 is largely due to seasonally higher employer taxes, partly offset by lower incentive compensation and share-based compensation expense.

Salaries and employee benefits expense for the first quarter of 2014 includes $5.4 million of share-based compensation expense compared with $6.5 million for the fourth quarter of 2013 and $5.1 million for the year-earlier quarter. The decrease from the fourth quarter of 2013 was attributable to expense associated with cash-settled restricted stock units, which fluctuates based on the Company’s stock price. Cash-settled restricted stock unit expense was higher during the fourth quarter of 2013 due to a significant increase in the Company’s stock price during that quarter. See Note 10, Share Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $78.1 million for the first quarter of 2014, down 9 percent from $85.7 million for the fourth quarter of 2013 and 6 percent from $83.1 million for the first quarter of 2013. The decrease from the fourth quarter of 2013 was mostly due to declines in legal and professional fees, OREO expense and FDIC assessments. The decrease in noninterest expense from the year-earlier quarter was primarily due to lower OREO expense and FDIC assessments. These decreases from the first quarter of 2013 were offset in part by higher legal and professional fees and higher advertising and marketing expense.

The following table provides a summary of OREO expense for non-covered and covered OREO. Under the loss-sharing agreements, 80 percent of qualifying covered OREO expense is reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013
Non-covered OREO expense
Valuation write-downs	$13	$1,126	$110
Holding costs and foreclosure expense	107	466	212
Total non-covered OREO expense	$120	$1,592	$322
Covered OREO expense
Valuation write-downs	$155	$241	$3,035
Holding costs and foreclosure expense	1,158	1,463	1,893
Total covered OREO expense	$1,313	$1,704	$4,928

Total OREO expense	$1,433	$3,296	$5,250

Legal and professional fees were $13.0 million for the first quarter of 2014, down 19 percent from $16.1 million in the fourth quarter of 2013, and up 8 percent from $12.0 million in the year-earlier quarter.  The decrease from the fourth quarter of 2013 is primarily due to higher legal and professional fees recognized during the fourth quarter from collection and defense matters. The increase from the first quarter of 2013 is due to higher wealth management third-party sub-advisory fees and professional fees associated with regulatory compliance projects. Legal and professional fees associated with covered loans and OREO declined to $1.6 million for the first quarter of 2014, from $1.7 million for the fourth quarter of 2013 and $2.0 million for the first quarter of 2013. Qualifying legal and professional fees for covered assets are reimbursable by the FDIC at 80 percent.

Noninterest Income and Expense Related to Covered Assets

The following table summarizes the components of noninterest income and noninterest expense related to covered assets for the three months ended March 31, 2014, December 31, 2013 and March 31, 2013:

	For the three months ended
(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Noninterest income related to covered assets

FDIC loss sharing expense, net
Gain on indemnification asset	$3,599	$677	$10,616
Indemnification asset amortization	(3,164)	(3,142)	(4,899)
Net FDIC reimbursement for OREO and loan expenses	1,653	2,289	5,193
Removal of indemnification asset for loans paid-off or fully charged-off	(2,999)	(6,813)	(6,073)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(676)	(1,017)	(2,569)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(311)	(680)	(844)
Loan recoveries shared with FDIC	(4,222)	(3,579)	(4,981)
Increase in FDIC clawback liability	(963)	(688)	(795)
Total FDIC loss sharing expense, net	(7,083)	(12,953)	(4,352)

Gain on disposal of assets
Net gain on sale of OREO	389	850	974

Other income
Net gain on transfers of covered loans to OREO	863	1,427	3,506
Amortization of fair value on acquired unfunded loan commitments	215	69	394
OREO income	435	517	826
Other	(156)	(276)	(334)
Total other income	1,357	1,737	4,392

Total noninterest income related to covered assets	$(5,337)	$(10,366)	$1,014

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$155	$241	$3,035
Holding costs and foreclosure expense	1,158	1,463	1,893
Total other real estate owned	1,313	1,704	4,928

Legal and professional fees	1,580	1,749	2,020

Other operating expense
Other covered asset expenses	19	7	14

Total noninterest expense related to covered assets (2)	$2,912	$3,460	$6,962

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

Net FDIC loss sharing expense was $7.1 million for the first quarter of 2014, compared to net FDIC loss sharing expense of $13.0 million in the fourth quarter of 2013 and $4.4 million in the year-earlier quarter. The lower expense compared to the fourth quarter of 2013 was primarily attributable to higher gains recognized on the FDIC indemnification asset resulting from a revision of the Company’s projected cash flows forecast on its covered loans, as well as lower expense associated with the reduction of the indemnification asset for loans paid-off, fully charged-off or transferred to OREO. The increase in net FDIC loss sharing expense from the first quarter of 2013 was driven by lower gains on the indemnification asset and lower expected reimbursements from the FDIC due to decreases in covered OREO and loan expenses, partially offset by lower expense from the indemnification asset for loan removals.

The Company recognized a net gain on sales of covered OREO of $0.4 million in the first quarter of 2014, compared to $0.9 million in the fourth quarter of 2013 and $1.0 million in the first quarter of 2013. Other income related to covered assets was $1.4 million in the current quarter, down from $1.7 million in the fourth quarter of 2013 and $4.4 million in the year-earlier quarter. Other income consists primarily of net gain on transfers of covered loans to OREO, the amortization of fair value on acquired unfunded loan commitments, and OREO income. The decrease from the prior quarters was mostly driven by lower net gains on the transfer of covered loans to OREO. Net gains on the transfer of covered loans to OREO were $0.9 million during the first quarter of 2014, compared to $1.4 million during the fourth quarter of 2013 and $3.5 million during the year-earlier quarter. The gain or loss recognized on transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral. Refer to the above table for additional information on the components of other income related to covered assets for the three months ending March 31, 2014.

Noninterest Expense

Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset-related expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in these balances may not be reimbursed by the FDIC. Total covered OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $1.3 million for the first quarter of 2014, down from $1.7 million for the fourth quarter of 2013 and down from $4.9 million for the year-earlier quarter. Legal and professional fees related to covered assets were also down to $1.6 million during the current quarter from $1.7 million and $2.0 million for the fourth and first quarter of 2013, respectively.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18, Segment Results, of the Notes to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $39.4 million for the first quarter of 2014 from $35.2 million for the first quarter of 2013. The increase from the prior year quarter was largely due to higher net interest income, which increased to $189.5 million for the first quarter of 2014 from $184.0 million for the year-earlier quarter. The increase in net interest income was primarily attributable to an increase in interest income from non-covered loans driven by loan growth and lower interest-bearing liabilities, partially offset by lower interest income from covered loans. Average loans, excluding covered loans, increased to $17.28 billion, or by 17 percent, for the first quarter of 2014 from $14.75 billion for the year-earlier quarter. Average covered loans were $696.2 million for the first quarter of 2014, compared to $989.5 million for the first quarter of 2013. The growth in net interest income was also a result of an increase in deposits, as the Asset Liability Funding Center (‘‘Funding Center’’), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits increased by 15 percent to $25.05 billion for the first quarter of 2014 from $21.84 billion for the year-earlier quarter. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

The segment recorded no provision for credit losses on loans and leases, excluding covered loans, in the first quarters of 2014 and 2013. Provision for losses on covered loans decreased to $4.7 million for the three months ended March 31, 2014, from $9.9 million for the three months ended March 31, 2013. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision.

Noninterest income for the first quarter of 2014 was $48.2 million, down 4 percent from $50.3 million for the prior-year quarter. An increase in international services fees and higher gains recognized on sales of OREO for the quarter ended March 31, 2014 were more than offset by higher FDIC loss sharing expense primarily attributable to lower gains recognized on the FDIC indemnification asset. Refer to “Results of Operations—Noninterest Income and Expense Related to Covered Assets” included elsewhere in this report for further discussion. Noninterest expense, including depreciation and amortization, was $174.7 million for the first quarter of 2014, rising slightly from $174.6 million for the year-earlier quarter.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $6.1 million for the first quarter of 2014, an increase from net income of $4.4 million for the year-earlier quarter. Noninterest income increased 16 percent to $64.1 million for the first quarter of 2014 from $55.5 million for the year-earlier quarter. The increase from the year-earlier period was due to higher wealth management fees, driven by asset inflows and equity markets appreciation. Refer to “Results of Operations—Noninterest Income—Wealth Management” included elsewhere in this report for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $54.7 million for the first quarter of 2014, an increase of 12 percent from $48.9 million for the year-earlier quarter. The increase in expense compared with the year-earlier period was primarily due to higher incentive compensation expense and sub-advisor expenses.

Other

Net income attributable to CNC for the Other segment decreased to $9.0 million for the first quarter of 2014 from $11.9 million for the first quarter of 2013. The decrease in net income was due mostly to lower net interest income, partially offset by lower noninterest expense. Net interest income decreased to $9.9 million for the three months ended March 31, 2014, from $16.8 million for the three months ended March 31, 2013.  The Funding Center, which is included in the Other segment and is used for funds transfer pricing, charges the business line units for loans and pays them for generating deposits. During the first quarter of 2014, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment.

Noninterest income (loss) was ($11.1) million for the current quarter, compared to ($12.2) million for the year-earlier quarter. The change in noninterest income (loss) for the first quarter of 2014 compared with the year-earlier period was due primarily to increased gains on sales of securities.

Income Taxes

The Company recognized income tax expense of $26.3 million during the first quarter of 2014, compared with tax expense of $20.9 million in the fourth quarter of 2013 and $21.3 million in the year-earlier quarter. The effective tax rate was 32.3 percent of pretax income for the first quarter of 2014, compared with 27.2 percent for the fourth quarter of 2013 and 29.0 percent for the year-earlier quarter. The higher tax rate during the first quarter of 2014, when compared to the prior quarter and the year-earlier quarter, was attributable to tax refunds resulting from ordinary tax audits during 2013. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments. See Note 13, Income Taxes, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $29.74 billion at March 31, 2014, an increase of 8 percent from $27.43 billion at March 31, 2013 and slightly up from $29.72 billion at December 31, 2013. Average assets for the first quarter of 2014 increased to $29.43 billion from $27.71 billion for the first quarter of 2013. Total average interest-earning assets for the first quarter of 2014 were $27.64 billion, up from $26.05 billion for the first quarter of 2013. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At March 31, 2014, the Company had total securities of $8.65 billion, comprised of securities available-for-sale at fair value of $5.39 billion, securities held-to-maturity at amortized cost of $3.20 billion and trading securities at fair value of $61.6 million. The Company had total securities of $9.28 billion at December 31, 2013, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million. At March 31, 2013, the Company had total securities of $9.19 billion, comprised of securities available-for-sale at fair value of $7.74 billion, securities held-to-maturity at amortized cost of $1.40 billion and trading securities at fair value of $53.5 million. The increase in the held-to-maturity category from the year-earlier quarter was due primarily to the transfer of $994.3 million of debt securities from the available-for-sale category to the held-to-maturity category during the fourth quarter of 2013. The transfer was made as part of a change in the Company’s strategy to mitigate the potential volatility of higher interest rates on market values in the available-for-sale securities portfolio. The overall decrease in total securities from prior periods is due to growth in loan balances in excess of deposit growth.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	March 31, 2014		December 31, 2013		March 31, 2013
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$185,275	$185,313	$35,312	$35,335	$30,353	$30,370
Federal agency - Debt	756,828	753,689	1,417,509	1,410,536	1,111,725	1,114,603
Federal agency - MBS	124,698	125,613	156,399	157,226	611,286	645,480
CMOs - Federal agency	3,715,837	3,689,946	4,037,348	3,997,298	5,068,740	5,139,231
CMOs - Non-agency	36,773	36,348	38,383	37,462	51,201	50,776
State and municipal	398,960	406,897	407,312	415,995	430,002	445,170
Other debt securities	174,907	178,408	175,091	178,822	306,845	309,392
Total available-for-sale debt securities	5,393,278	5,376,214	6,267,354	6,232,674	7,610,152	7,735,022
Equity securities and mutual funds	787	10,540	337	8,443	337	3,029
Total available-for-sale securities	$5,394,065	$5,386,754	$6,267,691	$6,241,117	$7,610,489	$7,738,051

Securities held-to-maturity (1):
Federal agency - Debt	$265,071	$262,101	$178,413	$173,424	$95,935	$99,531
Federal agency - MBS	450,334	446,600	445,360	434,435	305,881	313,802
CMOs - Federal agency	1,867,099	1,839,121	1,781,219	1,742,437	741,007	762,727
State and municipal	522,104	519,051	454,155	435,562	258,067	258,776
Other debt securities	98,389	98,195	98,696	98,077	—	—
Total held-to-maturity securities	$3,202,997	$3,165,068	$2,957,843	$2,883,935	$1,400,890	$1,434,836

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $5.39 billion available-for-sale portfolio was 2.3 years at March 31, 2014, down from 2.8 years at March 31, 2013 and 2.4 years at December 31, 2013. The decrease in average duration reflects the transfer of debt securities from the available-for-sale category to the held-to-maturity category and a rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio. The decrease was also partly the result of the sale of some longer duration securities from the available-for-sale portfolio in the second half of 2013.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At March 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $7.3 million, consisting of $53.9 million of unrealized gains and $61.2 million of unrealized losses. At December 31, 2013, the available-for-sale securities portfolio had a net unrealized loss of $26.6 million, comprised of $56.1 million of unrealized gains and $82.6 million of unrealized losses. At March 31, 2013, the available-for-sale securities portfolio had a net unrealized gain of $127.6 million, comprised of $147.1 million of unrealized gains and $19.5 million of unrealized losses. The net unrealized loss at March 31, 2014 compared to the net unrealized gain at March 31, 2013 was primarily due to an increase in medium and long-term interest rates. The decrease in the net unrealized loss compared to December 31, 2013 was due to lower market rates.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$172,234	$13,079	$—	$—	$185,313
Federal agency - Debt	215,510	499,012	39,167	—	753,689
Federal agency - MBS	—	107,729	17,884	—	125,613
CMOs - Federal agency	98,666	3,244,429	346,851	—	3,689,946
CMOs - Non-agency	2,500	33,848	—	—	36,348
State and municipal	78,801	324,777	—	3,319	406,897
Other	29,345	149,063	—	—	178,408
Total debt securities available-for-sale	$597,056	$4,371,937	$403,902	$3,319	$5,376,214

Amortized cost	$594,486	$4,385,520	$409,872	$3,400	$5,393,278

Securities held-to-maturity:
Federal agency - Debt	$—	$11,082	$57,513	$196,476	$265,071
Federal agency - MBS	—	54,660	377,913	17,761	450,334
CMOs - Federal agency	—	648,349	1,218,750	—	1,867,099
State and municipal	1,434	35,041	357,339	128,290	522,104
Other	—	98,389	—	—	98,389
Total debt securities held-to-maturity at amortized cost	$1,434	$847,521	$2,011,515	$342,527	$3,202,997

Impairment Assessment

The Company performs a quarterly assessment of the debt and equity securities held in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security’s new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

There were no impairment losses recorded in earnings on securities available-for-sale for the three months ended March 31, 2014 and 2013. There was no non-credit-related other-than-temporary impairment recognized in AOCI on securities available-for-sale at March 31, 2014. The Company recognized $0.5 million of non-credit-related other-than-temporary impairment in AOCI on securities available-for-sale at March 31, 2013. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity at March 31, 2014 and 2013.

Of the total securities available-for-sale in an unrealized loss position at March 31, 2014, approximately $1.84 billion of securities with unrealized losses of $26.4 million were in a continuous unrealized loss position for less than 12 months, and $857.4 million of securities with unrealized losses of $34.8 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities. At December 31, 2013, approximately $2.71 billion of securities with unrealized losses of $44.3 million were in a continuous unrealized loss position for less than 12 months and $784.3 million of securities with unrealized losses of $38.4 million were in a continuous loss position for more than 12 months. At March 31, 2013, approximately $1.91 billion of securities with unrealized losses of $13.4 million were in a continuous unrealized loss position for less than 12 months and $41.2 million of securities with unrealized losses of $6.1 million were in a continuous loss position for more than 12 months. Unrealized losses on debt securities generally increased in the three months ended March 31, 2014 compared to the same period in 2013 due to higher market interest rates in the current period as compared to market interest rates a year ago.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

(in thousands) (1)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial	$7,960,460	$7,562,300	$6,579,858
Commercial real estate mortgages	3,280,868	3,223,001	2,832,107
Residential mortgages	4,682,055	4,554,311	4,027,741
Real estate construction	389,188	367,004	352,464
Home equity loans and lines of credit	691,338	709,344	696,679
Installment	150,895	151,955	137,545
Lease financing	596,581	602,523	590,512
Loans and leases, excluding covered loans	17,751,385	17,170,438	15,216,906
Less: Allowance for loan and lease losses	(305,790)	(302,584)	(282,328)
Loans and leases, excluding covered loans, net	17,445,595	16,867,854	14,934,578
Covered loans	673,294	716,911	951,917
Less: Allowance for loan losses	(18,439)	(15,922)	(42,354)
Covered loans, net	654,855	700,989	909,563
Total loans and leases	$18,424,679	$17,887,349	$16,168,823
Total loans and leases, net	$18,100,450	$17,568,843	$15,844,141

(1) Commercial loans as of December 31, 2013 and March 31, 2013 have been corrected to include $158.2 million and $127.4 million, respectively, of loans that were previously reported as lease financing. Real estate construction loans as of March 31, 2013 have been corrected to include $105.4 million of loans that were previously reported as commercial real estate mortgages.

Total loans and leases were $18.42 billion, $17.89 billion and $16.17 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Total loans, excluding covered loans, were $17.75 billion, $17.17 billion and $15.22 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Total loans and leases, excluding covered loans, at March 31, 2014 increased 3 percent from December 31, 2013 and 17 percent from March 31, 2013. Commercial loans, including lease financing, were up 5 percent from year-end 2013 and 19 percent from the year-earlier quarter. Commercial real estate mortgage loans increased by 2 percent from year-end 2013 and 16 percent from the year-earlier quarter. Residential mortgages grew by 3 percent and 16 percent from the same periods, respectively. Real estate construction loans increased 6 percent from year-end 2013 and 10 percent from the first quarter of 2013.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $673.3 million at March 31, 2014, $716.9 million as of December 31, 2013 and $951.9 million as of March 31, 2013. Covered loans, net of allowance for loan losses, were $654.9 million as of March 31, 2014, $701.0 million as of December 31, 2013 and $909.6 million as of March 31, 2013.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013
Commercial	$9,766	$10,009	$9,611
Commercial real estate mortgages	625,404	666,628	863,161
Residential mortgages	4,926	4,976	5,619
Real estate construction	29,582	31,184	69,380
Home equity loans and lines of credit	3,313	3,695	3,499
Installment	303	419	647
Covered loans	673,294	716,911	951,917
Less: Allowance for loan losses	(18,439)	(15,922)	(42,354)
Covered loans, net	$654,855	$700,989	$909,563

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at March 31, 2014 totaled $3.52 billion, or 13 percent of total loan commitments, compared to $3.49 billion or 13 percent at December 31, 2013 and $3.09 billion or 13 percent at March 31, 2013. Outstanding loan balances on purchased SNCs were $1.63 billion, or approximately 9 percent of total loans outstanding, excluding covered loans, at March 31, 2014, compared to $1.60 billion or 9 percent at December 31, 2013 and $1.32 billion or 9 percent at March 31, 2013.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of March 31, 2014, total loans for construction, land development and other land represented 15 percent of total risk-based capital; total CRE loans represented 125 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 5 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 74 percent of total loans outstanding and New York and Nevada represented 9 percent and 2 percent, respectively, as of March 31, 2014. The remaining 15 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at March 31, 2014 are Los Angeles (41 percent), Orange (5 percent), San Diego (3 percent), San Francisco (2 percent) and San Bernardino (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (35 percent), Orange (9 percent), San Diego (8 percent), Riverside (4 percent) and San Bernardino (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (20 percent), San Diego (16 percent), Orange (13 percent), Ventura (8 percent) and Sonoma (7 percent).

Within the Company’s covered loan portfolio at March 31, 2014, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (5 percent) and Ohio (5 percent). The remaining 36 percent of total covered loans outstanding represented other states.

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

The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s 2013 Annual Report on Form 10-K. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes the activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three months ended March 31, 2014 and 2013. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2014	2013

Loans and leases outstanding, excluding covered loans	$17,751,385	$15,216,906
Average loans and leases outstanding, excluding covered loans	$17,338,419	$14,809,341
Allowance for loan and lease losses (1)
Balance, beginning of period	$302,584	$277,888
Loan charge-offs:
Commercial	(1,959)	(1,362)
Commercial real estate mortgages	(5)	(45)
Residential mortgages	(482)	(105)
Home equity loans and lines of credit	(16)	(240)
Installment	(46)	(271)
Total charge-offs	(2,508)	(2,023)
Recoveries of loans previously charged-off:
Commercial	1,732	3,535
Commercial real estate mortgages	100	48
Residential mortgages	35	37
Real estate construction	4,388	2,666
Home equity loans and lines of credit	159	128
Installment	264	417
Total recoveries	6,678	6,831
Net recoveries	4,170	4,808
Transfers to reserve for off-balance sheet credit commitments	(964)	(368)
Balance, end of period	$305,790	$282,328

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.10%	0.13%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.72%	1.86%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$33,944	$24,837
Transfers from allowance	964	368
Balance, end of period	$34,908	$25,205

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for March 31, 2014, December 31, 2013 and March 31, 2013 as shown in the table below:

	Allowance amount			Percentage of total allowance
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in thousands) (1)	2014	2013	2013	2014	2013	2013
Commercial and lease financing	$121,574	$117,103	$112,748	39%	38%	40%
Commercial real estate mortgages	51,361	50,678	52,016	17	17	18
Residential mortgages	11,595	11,540	7,253	4	4	3
Real estate construction	6,468	6,351	9,962	2	2	4
Home equity loans and lines of credit	6,419	6,677	4,843	2	2	2
Installment	1,824	1,842	1,225	1	1	0
Qualitative	106,549	108,393	94,281	35	36	33
Total	$305,790	$302,584	$282,328	100%	100%	100%

(1) Certain balances for the three months ended March 31, 2013 have been revised as a result of correcting the real estate construction loan balance to include loans that were previously reported as commercial real estate mortgages.

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At March 31, 2014, the Company had total qualitative reserves of $106.5 million, of which $27.3 million, $52.5 million and $26.7 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

Nonaccrual loans, excluding covered loans, were $71.2 million at March 31, 2014, up from $68.7 million at December 31, 2013, but down from $83.3 million at March 31, 2013. Net loan recoveries in the first quarter of 2014 were $4.2 million excluding covered loans, compared to net loan recoveries of $14.7 million for the fourth quarter of 2013 and $4.8 million for the first quarter of 2013. Classified loans were $350.7 million at March 31, 2014, up from $315.5 million at December 31, 2013 and down from $391.3 million at March 31, 2013. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement and net recoveries, the Company recorded no provision for loan and lease losses for the three months ending March 31, 2014. The Company recorded no provision in the fourth quarter of 2013 and first quarter of 2013.

The allowance for loan and lease losses, excluding covered loans, was $305.8 million as of March 31, 2014, compared with $302.6 million as of December 31, 2013 and $282.3 million as of March 31, 2013. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.72 percent at March 31, 2014, compared to 1.76 percent at December 31, 2013 and 1.86 percent at March 31, 2013. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 379.12 percent, 372.36 percent and 273.94 percent at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of period	$15,922	$44,781
Provision for losses	4,655	9,892
Reduction in allowance due to loan removals	(2,138)	(12,319)
Balance, end of period	$18,439	$42,354

The allowance for losses on covered loans was $18.4 million as of March 31, 2014, compared to $15.9 million at December 31, 2013 and $42.4 million at March 31, 2013. The Company recorded provision expense of $4.7 million and $9.9 million on covered loans for the three months ended March 31, 2014 and 2013, respectively.  The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or a reversal of its allowance for loan losses as a result of that analysis. The provision expense or reversal of allowance on covered loans is the result of changes in expected cash flows, both amount and timing, due to loan payments and the Company’s revised loss and prepayment forecasts. The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is revised for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of March 31, 2014, December 31, 2013 and March 31, 2013. Loan and lease balances reflect the recorded investment as of the reporting date.

	March 31, 2014		December 31, 2013		March 31, 2013
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$22,788	$2,857	$21,194	$3,025	$33,767	$2,884
Impaired loans with no related allowance	77,958	—	79,470	—	90,068	—
Total impaired loans, excluding covered loans	$100,746		$100,664		$123,835

Total impaired loans by loan type:
Commercial	$28,683	$2,557	$31,857	$1,961	$26,639	$869
Commercial real estate mortgages	41,924	300	38,154	586	42,747	1,148
Residential mortgages	7,904	—	9,211	478	7,963	—
Real estate construction	18,788	—	19,097	—	44,346	867
Home equity loans and lines of credit	3,447	—	2,329	—	2,140	—
Installment	—	—	16	—	—	—
Total impaired loans, excluding covered loans	$100,746	$2,857	$100,664	$3,025	$123,835	$2,884

(1) Impaired loans include $39.4 million, $42.1 million and $49.6 million of loans that are on accrual status at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

The recorded investment in impaired loans, excluding covered loans, was $100.7 million at March 31, 2014, $100.7 million at December 31, 2013 and $123.8 million at March 31, 2013. There were no impaired covered loans at March 31, 2014, December 31, 2013 or March 31, 2013.

Troubled Debt Restructured Loans

At March 31, 2014, troubled debt restructured loans were $55.5 million, before specific reserves of $0.5 million. Troubled debt restructured loans were $52.2 million, before specific reserves of $0.8 million, at December 31, 2013 and $81.7 million, before specific reserves of $2.4 million, at March 31, 2013. Troubled debt restructured loans included $25.2 million, $25.8 million and $49.6 million of restructured loans on accrual status at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. At March 31, 2014, commitments to lend additional funds on restructured loans totaled $0.4 million.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $80.7 million, or 0.45 percent of total loans and OREO, excluding covered assets, at March 31, 2014, compared with $81.3 million, or 0.47 percent, at December 31, 2013, and $103.1 million, or 0.68 percent, at March 31, 2013. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $24.9 million at March 31, 2014, $25.5 million at December 31, 2013 and $43.8 million at March 31, 2013.

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

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Past due loans, excluding covered loans
30-89 days past due	$12,206	$11,116	$36,987
90 days or more past due on accrual status:
Residential mortgages	379	379	1,033
Home equity loans and lines of credit	—	74	630
Installment	45	—	—
Lease financing	—	—	25
Total 90 days or more past due on accrual status	$424	$453	$1,688

Past due covered loans
30-89 days past due	$16,552	$15,494	$42,581
90 days or more past due on accrual status	38,548	45,662	102,268

The following table presents information on nonaccrual loans and OREO as of March 31, 2014, December 31, 2013 and March 31, 2013:

	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$19,832	$14,248	$7,292
Commercial real estate mortgages	16,397	18,449	23,066
Residential mortgages	9,966	11,661	9,136
Real estate construction	18,760	19,067	39,608
Home equity loans and lines of credit	6,040	5,144	4,103
Installment	151	32	70
Lease financing	99	50	—
Total nonaccrual loans, excluding covered loans	71,245	68,651	83,275
OREO, excluding covered OREO	9,412	12,611	19,786
Total nonperforming assets, excluding covered assets	$80,657	$81,262	$103,061

Nonperforming covered assets
OREO	$24,855	$25,481	$43,751

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.40%	0.40%	0.55%
Nonperforming assets as a percentage of total loans and OREO	0.45	0.47	0.68
Allowance for loan and lease losses to nonaccrual loans	429.21	440.76	339.03
Allowance for loan and lease losses to total nonperforming assets	379.12	372.36	273.94

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

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three months ended March 31, 2014 and 2013:

Changes in Nonaccrual Loans

	For the three months ended March 31,
(in thousands)	2014	2013
Balance, beginning of the period	$68,651	$99,787
Loans placed on nonaccrual	12,555	3,846
Net (charge-offs) recoveries	(1,920)	5,834
Loans returned to accrual status	(1,482)	(11,112)
Repayments (including interest applied to principal)	(6,559)	(14,697)
Transfers to OREO	—	(383)
Balance, end of the period	$71,245	$83,275

In addition to loans disclosed above as past due or nonaccrual, management has also identified $51.4 million of credit facilities to 16 borrowers as of April 21, 2014, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2014, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the 2013 Form 10-K, the Company reported that management had identified $42.8 million of loans to 12 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	—	2,033	2,033	382	9,293	9,675
Sales	(3,186)	(2,504)	(5,690)	(1,391)	(20,783)	(22,174)
Valuation adjustments	(13)	(155)	(168)	(232)	(3,035)	(3,267)
Balance, end of period	$9,412	$24,855	$34,267	$19,786	$43,751	$63,537

OREO was $34.3 million at March 31, 2014, $38.1 million at December 31, 2013 and $63.5 million at March 31, 2013, respectively. The OREO balance at March 31, 2014 includes covered OREO of $24.9 million compared with $25.5 million at December 31, 2013 and $43.8 million at March 31, 2013. The balance of OREO at March 31, 2014, December 31, 2013 and March 31, 2013 is net of valuation allowances of $14.6 million, $17.4 million and $28.7 million, respectively.

The Company recognized $2.8 million in total net gain on the sale of OREO in the first quarter of 2014, compared to $4.8 million in the fourth quarter of 2013 and $1.1 million in the year-earlier quarter. Net gain on the sale of OREO in the first quarter of 2014 included $0.4 million of net gain related to the sale of covered OREO, compared to $0.9 million in the fourth quarter of 2013 and $1.0 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands)	2014	2013	2013
Accrued interest receivable	$71,105	$70,346	$71,142
Deferred compensation fund assets	86,571	81,058	70,389
Stock in government agencies	57,202	64,354	84,051
Private equity and alternative investments	31,589	33,952	35,511
Bank-owned life insurance	86,026	85,596	83,586
Mark-to-market on derivatives	35,469	34,613	59,055
Income tax receivable	6,424	—	37,175
Prepaid FDIC assessment	—	—	16,270
FDIC receivable	1,137	2,782	6,147
Equipment on operating leases, net	30,058	31,982	25,474
Other	102,568	101,484	87,779
Total other assets	$508,149	$506,167	$576,579

Deposits

Deposits totaled $25.73 billion, $25.68 billion and $22.94 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Average deposits totaled $25.37 billion for the first quarter of 2014, a decrease of 2 percent from $25.94 billion for the fourth quarter of 2013 and an increase of 13 percent from $22.41 billion for the first quarter of 2013. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $24.89 billion, $25.42 billion and $21.81 billion for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively, and represented 98 percent, 98 percent and 97 percent of total deposits for each respective period. Average noninterest-bearing deposits in the first quarter of 2014 decreased 3 percent from the fourth quarter of 2013 and increased 17 percent from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $2.65 billion in the first quarter of 2014, compared with $2.59 billion in the fourth quarter of 2013 and $2.27 billion for the first quarter of 2013. The growth in Treasury Services deposits was due primarily to increased Section 1031 Exchange activity and higher home sales prices.

Borrowed Funds

Total borrowed funds were $737.6 million, $739.9 million and $1.51 billion at March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Total average borrowed funds were $738.9 million, $728.5 million and $2.29 billion for the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $4.1 million as of March 31, 2014 compared to $3.9 million as of December 31, 2013 and $806.8 million as of March 31, 2013. Short-term borrowings at March 31, 2014 consist of the current portion of nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $733.5 million, $736.0 million and $703.0 million as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. The Company’s long-term borrowings have maturity dates ranging from April 2015 to November 2034.

Off-Balance Sheet

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit, and to invest in affordable housing funds, private equity and other alternative investments. These instruments involve elements of credit, foreign exchange, and interest rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $8.27 billion at March 31, 2014, $8.04 billion at December 31, 2013 and $6.93 billion at March 31, 2013.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $707.6 million in letters of credit at March 31, 2014, of which $599.3 million relate to standby letters of credit and $108.3 million relate to commercial letters of credit. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit.

As of March 31, 2014, the Company had private equity fund and alternative investment fund commitments of $70.9 million, of which $62.6 million was funded. As of December 31, 2013 and March 31, 2013, the Company had private equity and alternative investment fund commitments of $70.9 million and $67.9 million respectively, of which $62.2 million and $60.5 million was funded.

Capital

The ratio of period-end equity to period-end assets was 9.40 percent, 9.22 percent and 9.32 percent as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Period-end common shareholders’ equity to period-end assets was 8.50 percent, 8.32 percent and 8.70 percent for the same periods, respectively.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2014, December 31, 2013 and March 31, 2013:

	Regulatory Well-Capitalized Standards	March 31, 2014	December 31, 2013	March 31, 2013
City National Corporation
Tier 1 leverage	—%	7.41%	7.17%	6.72%
Tier 1 risk-based capital	6.00	10.18	10.09	9.64
Total risk-based capital	10.00	13.08	13.00	12.71
Tangible common equity to tangible assets (1)	—	6.36	6.17	6.35
Tier 1 common equity to risk-based assets (2)	—	8.89	8.78	8.71

City National Bank
Tier 1 leverage	5.00%	7.45%	7.25%	6.98%
Tier 1 risk-based capital	6.00	10.25	10.20	10.01
Total risk-based capital	10.00	13.10	13.08	13.04

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Common equity	$2,528,344	$2,473,370	$2,386,969
Less: Goodwill and other intangible assets	(681,756)	(683,243)	(688,829)
Tangible common equity (A)	$1,846,588	$1,790,127	$1,698,140

Total assets	$29,738,252	$29,717,951	$27,433,754
Less: Goodwill and other intangible assets	(681,756)	(683,243)	(688,829)
Tangible assets (B)	$29,056,496	$29,034,708	$26,744,925

Tangible common equity to tangible assets (A)/(B)	6.36%	6.17%	6.35%

Tier 1 capital	$2,140,136	$2,095,576	$1,818,367
Less: Preferred stock	(267,616)	(267,616)	(169,920)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,867,365	$1,822,805	$1,643,292

Risk-weighted assets (D)	$21,015,948	$20,766,237	$18,872,451

Tier 1 common equity to risk-based assets (C)/(D)	8.89%	8.78%	8.71%

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

•                  A leverage ratio concept for international banks and U.S. bank holding companies;

•                  Specific capital conservation buffers; and

•                  A more uniform supervisory standard for U.S. financial institution regulatory agencies.

Based on the final Basel III rules, the Company has estimated its capital ratios using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

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

A quantitative and qualitative discussion about market risk is included on pages 68 to 72 of the Corporation’s Form 10-K for the year ended December 31, 2013.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 94 percent of funding for average total assets in the first quarter of 2014 and 88 percent for the year-earlier period. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

No funding was obtained through short-term wholesale or market sources for the three months ended March 31, 2014. Funding obtained through these sources averaged $1.48 billion for the year-earlier period. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $738.9 million for the three months ended March 31, 2014, compared with $810.3 million for the year-earlier period. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $903.1 million for the first quarter of 2014, compared with $333.7 million in the year-earlier period. In addition, the Company has committed and unutilized secured borrowing capacity of $5.52 billion as of March 31, 2014 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.52 billion and $8.34 billion for the quarters ended March 31, 2014 and 2013, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.21 billion at March 31, 2014. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2014, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans which are in a runoff mode, increase 10 percent per year compared to the base case. Similarly, deposits decline 7.5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2014, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At March 31, 2014, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 10.5 percent in year one and a 37.3 percent increase in year two over the base case. This compares to an increase in projected net interest income of 8.7 percent in year one and a 31.1 percent increase in year two over the base case at March 31, 2013. Prior year percentages have been restated to conform with current methodology. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.6 percent in year one and 40.2 percent increase in year two over the base case. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of March 31, 2014. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,465	$4,748	$7,213	$31	$1,313	$8,557
Commercial real estate mortgages	294	1,798	2,092	67	1,122	3,281
Residential mortgages	—	12	12	3,239	1,431	4,682
Real estate construction	82	286	368	—	21	389
Home equity loans and lines of credit	676	—	676	3	12	691
Installment	81	—	81	—	70	151
Covered loans	36	85	121	448	105	674
Total loans and leases	$3,634	$6,929	$10,563	$3,788	$4,074	$18,425

Percentage of portfolio	20%	37%	57%	21%	22%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At March 31, 2014, $10.56 billion (57 percent) of the Company’s loan portfolio was floating rate, of which $8.73 billion (83 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.35 billion (13 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $50.1 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2014:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,545	$733	$349	$7	$3,634
LIBOR	6,189	612	85	43	6,929
Total floating rate loans	$8,734	$1,345	$434	$50	$10,563

% of total floating rate loans	83%	13%	4%	—%	100%

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

As of March 31, 2014, an instantaneous 200 basis point increase in interest rates results in a 6.2 percent decline in EVE. This compares to a 5.1 percent decline in EVE a year-earlier. The prior year percentage has been restated to conform with current methodology. The increase in sensitivity is primarily due to steepening of the yield curve. Measurement of a 200 basis point decrease in rates as of March 31, 2014 and March 31, 2013 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at March 31, 2014, December 31, 2013 and March 31, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2014. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2014 and 2013, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.10 billion and $2.55 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $2.2 million and $0.2 million of credit risk exposure at March 31, 2014 and March 31, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at March 31, 2014 and March 31, 2013. The Company delivered cash and securities collateral valued at $27.5 million on swap agreements at March 31, 2014 and $40.1 million at March 31, 2013.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At March 31, 2014, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $520.0 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $3.3 million and $3.2 million, respectively, at March 31, 2014.

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

PART II — OTHER INFORMATION

ITEM 1A.     RISK FACTORS

For a discussion of risk factors relating to the Company’s business, refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”). There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 9, 2014	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)