Form 10-Q
period 2014-06-30
CITY NATIONAL CORP
filed 2014-08-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, there were 55,014,359 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in thousands, except share amounts)	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$586,273	$183,227
Due from banks - interest-bearing	554,044	552,719
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale - cost $5,324,611 and $6,267,691 at June 30, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	11,721	12,376
Held in portfolio	5,316,771	6,228,741
Securities held-to-maturity - fair value $3,441,984 and $2,883,935 at June 30, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	531,400	—
Held in portfolio	2,886,953	2,957,843
Trading securities	86,097	82,357
Loans and leases, excluding covered loans	18,474,788	17,170,438
Less: Allowance for loan and lease losses	311,276	302,584
Loans and leases, excluding covered loans, net	18,163,512	16,867,854
Covered loans, net of allowance for loan losses	596,667	700,989
Net loans and leases	18,760,179	17,568,843
Premises and equipment, net	205,168	198,398
Deferred tax asset	208,184	217,990
Goodwill	642,622	642,622
Customer-relationship intangibles, net	37,680	40,621
Affordable housing investments	200,570	188,207
Customers’ acceptance liability	2,018	10,521
Other real estate owned ($17,944 and $25,481 covered by FDIC loss share at June 30, 2014 and December 31, 2013, respectively)	22,213	38,092
FDIC indemnification asset	68,038	89,227
Other assets	499,161	506,167
Total assets	$30,819,092	$29,717,951
Liabilities
Demand deposits	$16,690,688	$16,058,968
Interest checking deposits	2,196,536	2,467,890
Money market deposits	6,681,238	6,022,457
Savings deposits	469,932	441,521
Time deposits-under $100,000	167,268	176,488
Time deposits-$100,000 and over	445,863	512,113
Total deposits	26,651,525	25,679,437
Short-term borrowings	160,337	3,889
Long-term debt	627,768	735,968
Reserve for off-balance sheet credit commitments	24,787	33,944
Acceptances outstanding	2,018	10,521
Other liabilities	452,955	473,438
Total liabilities	27,919,390	26,937,197
Redeemable noncontrolling interest	46,549	39,768
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at June 30, 2014 and December 31, 2013	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 54,956,839 and 54,667,295 shares issued at June 30, 2014 and December 31, 2013, respectively	54,957	54,667
Additional paid-in capital	556,284	541,210
Accumulated other comprehensive income (loss)	2,100	(15,641)
Retained earnings	1,994,646	1,918,163
Treasury shares, at cost - 385,163 and 483,523 shares at June 30, 2014 and December 31, 2013, respectively	(22,450)	(25,029)
Total common shareholders’ equity	2,585,537	2,473,370
Total shareholders’ equity	2,853,153	2,740,986
Total liabilities and shareholders’ equity	$30,819,092	$29,717,951

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest income
Loans and leases	$186,999	$174,059	$356,696	$344,349
Securities	43,471	41,223	85,046	85,486
Due from banks - interest-bearing	378	158	820	270
Federal funds sold and securities purchased under resale agreements	1,477	1,555	2,848	2,690
Total interest income	232,325	216,995	445,410	432,795
Interest expense
Deposits	2,060	2,990	4,194	5,930
Federal funds purchased and securities sold under repurchase agreements	—	123	—	400
Subordinated debt	6,117	6,117	12,221	12,223
Other long-term debt	5,046	4,722	10,095	9,701
Other short-term borrowings	—	124	—	549
Total interest expense	13,223	14,076	26,510	28,803
Net interest income	219,102	202,919	418,900	403,992
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(1,000)	—	(1,000)	—
(Reversal of) provision for losses on covered loans	(1,461)	(11,927)	3,194	(2,035)
Net interest income after provision	221,563	214,846	416,706	406,027
Noninterest income
Trust and investment fees	54,599	49,830	107,905	96,483
Brokerage and mutual fund fees	14,240	8,107	24,282	16,173
Cash management and deposit transaction charges	12,128	12,880	24,161	25,889
International services	11,483	10,911	21,878	20,530
FDIC loss sharing expense, net	(24,161)	(26,477)	(31,244)	(30,829)
Gain on disposal of assets	6,838	949	9,664	2,063
Gain on sale of securities	5,367	5,790	7,489	6,836
Other	20,853	20,401	38,460	38,774
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(565)	(422)	(565)	(422)
Less: Portion of loss recognized in other comprehensive income	317	240	317	240
Net impairment loss recognized in earnings	(248)	(182)	(248)	(182)
Total noninterest income	101,099	82,209	202,347	175,737
Noninterest expense
Salaries and employee benefits	138,859	127,168	275,692	255,363
Net occupancy of premises	16,595	16,205	32,689	32,194
Legal and professional fees	18,393	13,514	31,343	25,466
Information services	9,463	9,183	18,809	18,574
Depreciation and amortization	7,885	8,249	15,713	16,421
Amortization of intangibles	1,454	1,931	2,941	3,863
Marketing and advertising	8,982	8,293	18,757	16,269
Office services and equipment	5,287	5,034	10,197	9,980
Other real estate owned	2,372	4,385	3,805	9,635
FDIC assessments	2,765	3,663	4,156	9,144
Other operating	13,567	13,804	26,413	25,860
Total noninterest expense	225,622	211,429	440,515	422,769
Income before income taxes	97,040	85,626	178,538	158,995
Income taxes	29,829	25,422	56,117	46,683
Net income	$67,211	$60,204	$122,421	$112,312
Less: Net income attributable to noncontrolling interest	510	463	1,209	1,048
Net income attributable to City National Corporation	$66,701	$59,741	$121,212	$111,264
Less: Dividends on preferred stock	4,094	2,406	8,188	4,812
Net income available to common shareholders	$62,607	$57,335	$113,024	$106,452
Net income per common share, basic	$1.13	$1.05	$2.04	$1.95
Net income per common share, diluted	$1.11	$1.04	$2.01	$1.94
Weighted average common shares outstanding, basic	54,957	54,105	54,824	53,919
Weighted average common shares outstanding, diluted	55,632	54,477	55,541	54,280
Dividends per common share	$0.33	$0.25	$0.66	$0.25

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net income	$67,211	$60,204	$122,421	$112,312
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	9,764	(64,693)	22,317	(76,502)
Reclassification adjustment for net gains included in net income	(3,117)	(2,783)	(4,392)	(3,299)
Non-credit related impairment loss	(184)	(140)	(184)	(140)
Net change on cash flow hedges	—	(21)	—	(56)
Total other comprehensive income (loss)	6,463	(67,637)	17,741	(79,997)
Comprehensive income (loss)	$73,674	$(7,433)	$140,162	$32,315
Less: Comprehensive income attributable to noncontrolling interest	510	463	1,209	1,048
Comprehensive income (loss) attributable to City National Corporation	$73,164	$(7,896)	$138,953	$31,267

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$122,421	$112,312
Adjustments to net income:
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(1,000)	—
(Reversal of) provision for losses on covered loans	3,194	(2,035)
Amortization of intangibles	2,941	3,863
Depreciation and amortization	15,713	16,421
Share-based employee compensation expense	10,636	10,535
Deferred income tax benefit	(2,934)	(1,514)
Gain on disposal of assets	(9,664)	(2,063)
Gain on sale of securities	(7,489)	(6,836)
Impairment loss on securities	248	182
Other, net	14,926	23,488
Net change in:
Trading securities	(3,802)	67,568
Other assets and other liabilities, net	(22,414)	45,924
Net cash provided by operating activities	122,776	267,845
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(820,540)	(698,457)
Sales of securities available-for-sale	626,055	1,251,056
Maturities and paydowns of securities available-for-sale	1,133,677	1,454,644
Purchase of securities held-to-maturity	(537,894)	(123,549)
Maturities and paydowns of securities held-to-maturity	75,409	16,336
Loan originations, net of principal collections	(1,171,116)	(813,453)
Net payments for premises and equipment	(22,614)	(29,523)
Other investing activities, net	19,224	31,527
Net cash (used in) provided by investing activities	(697,799)	1,088,581
Cash Flows From Financing Activities
Net increase in deposits	972,088	149,402
Net increase (decrease) in federal funds purchased	50,000	(1,214,200)
Issuance of long-term debt	18,070	16,456
Repayment of long-term debt	(19,765)	(221,899)
Proceeds from exercise of stock options	16,387	17,838
Tax benefit from exercise of stock options	3,240	3,383
Cash dividends paid	(44,374)	(18,351)
Other financing activities, net	(16,252)	(1,901)
Net cash provided by (used in) financing activities	979,394	(1,269,272)
Net increase in cash and cash equivalents	404,371	87,154
Cash and cash equivalents at beginning of year	935,946	415,405
Cash and cash equivalents at end of period	$1,340,317	$502,559

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$26,484	$32,147
Income taxes	55,461	11,471
Non-cash investing activities:
Transfer of loans to other real estate owned	$4,131	$14,629

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	111,264	—	111,264
Other comprehensive loss, net of tax	—	—	—	—	(79,997)	—	—	(79,997)
Issuance of shares under share-based compensation plans	387,708	—	388	5,291	—	—	9,070	14,749
Share-based employee compensation expense	—	—	—	8,737	—	—	—	8,737
Tax benefit from share-based compensation plans	—	—	—	2,919	—	—	—	2,919
Dividends:
Preferred	—	—	—	—	—	(4,812)	—	(4,812)
Common	—	—	—	—	—	(13,684)	—	(13,684)
Net change in deferred compensation plans	—	—	—	690	—	—	—	690
Change in redeemable noncontrolling interest	—	—	—	(416)	—	—	—	(416)
Balance, June 30, 2013	54,273,594	$169,920	$54,274	$507,560	$6,585	$1,831,725	$(25,296)	$2,544,768

Balance, January 1, 2014	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Net income (1)	—	—	—	—	—	121,212	—	121,212
Other comprehensive income, net of tax	—	—	—	—	17,741	—	—	17,741
Issuance of shares under share-based compensation plans	289,544	—	290	9,653	—	—	2,581	12,524
Share-based employee compensation expense	—	—	—	8,875	—	—	—	8,875
Tax benefit from share-based compensation plans	—	—	—	3,306	—	—	—	3,306
Dividends:
Preferred	—	—	—	—	—	(8,188)	—	(8,188)
Common	—	—	—	—	—	(36,541)	—	(36,541)
Net change in deferred compensation plans	—	—	—	741	—	—	(2)	739
Change in redeemable noncontrolling interest	—	—	—	(7,501)	—	—	—	(7,501)
Balance, June 30, 2014	54,956,839	$267,616	$54,957	$556,284	$2,100	$1,994,646	$(22,450)	$2,853,153

(1)         Net income excludes net income attributable to redeemable noncontrolling interest of $1,209 and $1,048 for the six month periods ended June 30, 2014 and 2013, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 77 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of June 30, 2014, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the six months ended June 30, 2014:

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

The following is a summary of recently issued accounting pronouncements:

•                  In January 2014, the FASB issued ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 permits an entity to make an accounting policy election to apply a proportionate amortization method to the low income housing tax credit investments if certain conditions are met. Under the proportionate amortization method, an investor amortizes the initial cost of the

Note 1. Summary of Significant Accounting Policies (Continued)

investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the income statement as a component of income taxes attributable to continuing operations. The ASU becomes effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The provisions of ASU 2014-01 must be applied retrospectively to all periods presented. Early adoption is permitted. The Company is assessing the impact of the new guidance on its consolidated financial statements.

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

•                  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU outlines a five-step process for applying the new revenue model and expands required disclosures on revenue recognition. The ASU is effective for annual reporting periods, and interim reporting periods within those periods, beginning after December 15, 2016. Entities have the option of using either a full or modified retrospective approach for adoption. Early application is not permitted. The Company is assessing the impact of the new guidance on its consolidated financial statements.

•                  In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other repurchase agreements. Going forward, these transactions will all be accounted for as secured borrowings. Under the new guidance, parties to a repurchase financing transaction will be required to separately account for the initial transfer of the financial asset and the related repurchase agreement. The initial transfer of the financial asset would be accounted for as a sale by the transferor only if all criteria for derecognition have been met. ASU 2014-11 requires new or expanded disclosures for repurchase agreements and similar transactions accounted for as secured borrowings. The ASU becomes effective for the Company for the first interim or annual period beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2014	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$36,258	$36,258	$—	$—
Federal agency - Debt	1,026,516	—	1,026,516	—
Federal agency - MBS	123,229	—	123,229	—
CMOs - Federal agency	3,539,319	—	3,539,319	—
CMOs - Non-agency	26,903	—	26,903	—
State and municipal	392,593	—	388,976	3,617
Other debt securities	177,987	—	177,987	—
Equity securities and mutual funds	5,687	5,687	—	—
Trading securities	86,097	77,516	8,581	—
Derivative assets (1)	43,264	3,355	39,344	565
Total assets at fair value	$5,457,853	$122,816	$5,330,855	$4,182

Liabilities
Derivative liabilities	$41,708	$2,594	$39,114	$—
Contingent consideration liability	34,463	—	—	34,463
FDIC clawback liability	14,079	—	—	14,079
Other liabilities	949	—	949	—
Total liabilities at fair value (2)	$91,199	$2,594	$40,063	$48,542

Redeemable noncontrolling interest	$46,549	$—	$—	$46,549

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$7,849	$—	$—	$7,849
Total assets at fair value	$7,849	$—	$—	$7,849

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Includes covered OREO.

Note 2. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2013	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$35,335	$35,335	$—	$—
Federal agency - Debt	1,410,536	—	1,410,536	—
Federal agency - MBS	157,226	—	157,226	—
CMOs - Federal agency	3,997,298	—	3,997,298	—
CMOs - Non-agency	37,462	—	37,462	—
State and municipal	415,995	—	412,362	3,633
Other debt securities	178,822	—	178,822	—
Equity securities and mutual funds	8,443	8,443	—	—
Trading securities	82,357	80,659	1,698	—
Derivative assets (1)	34,613	3,487	31,126	—
Total assets at fair value	$6,358,087	$127,924	$6,226,530	$3,633

Liabilities
Derivative liabilities	$32,970	$3,333	$29,637	$—
Contingent consideration liability	49,900	—	—	49,900
FDIC clawback liability	11,967	—	—	11,967
Other liabilities	1,044	—	1,044	—
Total liabilities at fair value (2)	$95,881	$3,333	$30,681	$61,867

Redeemable noncontrolling interest	$39,768	$—	$—	$39,768

Measured on a Nonrecurring Basis
Assets
Collateral dependent impaired loans (3):
Commercial real estate mortgages	$1,220	$—	$—	$1,220
Residential mortgages	1,300	—	—	1,300
Other real estate owned (4)	18,251	—	—	18,251
Private equity and alternative investments	895	—	—	895
Total assets at fair value	$21,666	$—	$—	$21,666

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Impaired loans for which fair value was calculated using the collateral valuation method.

(4) Includes covered OREO.

At June 30, 2014, $5.46 billion, or approximately 18 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.36 billion, or 21 percent, at December 31, 2013. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At June 30, 2014, $91.2 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $95.9 million at December 31, 2013. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the six months ended June 30, 2014. At June 30, 2014, $7.8 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $21.7 million at December 31, 2013. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 and 2013.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the six months ended June 30, 2014
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$—	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	78	—	(2,112)
Included in other comprehensive income	(16)	—	—	—
Additions	—	489	—	—
Settlements	—	(2)	16,250	—
Other (1)	—	—	(813)	—
Balance, end of period	$3,617	$565	$(34,463)	$(14,079)

	For the six months ended June 30, 2013
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,083)
Included in other comprehensive income	233	—	—
Settlements	(3,655)	—	—
Other (1)	74	(1,076)	—
Balance, end of period	$61,839	$(48,800)	$(11,053)

(1)         Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the six months ended June 30, 2014 and 2013.

Note 2. Fair Value Measurements (Continued)

Level 3 assets measured at fair value on a recurring basis include municipal auction rate securities that are classified in securities available-for-sale. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. Level 3 assets measured at fair value also include equity warrants in private companies obtained in association with certain loan transactions. Equity warrants are classified as derivative assets and are measured at fair value on a recurring basis. The Black-Scholes option pricing model is used to value the warrants. Key inputs to the valuation model include current share estimated fair value, strike price, volatility, expected life, risk-free interest rate, market and liquidity discounts. Several of the inputs to the valuation model incorporate assumptions by management that are not observable in the market, consequently, the valuation of warrants is classified in Level 3 of the fair value hierarchy. The grant date fair value of a warrant is deemed to be a loan fee and is recognized in interest income over the life of the loan as an adjustment to loan yield. Refer to Note 11, Derivative Instruments, for additional discussion of Equity Warrants. During the six months ended June 30, 2013, Level 3 assets measured on a recurring basis also included a collateralized debt obligation senior note classified as an available-for-sale security. This security was sold during the fourth quarter of 2013.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. During the first quarter of 2014, the Company made its first contingent consideration payment to Rochdale’s former shareholders for approximately $16.3 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $16 million to $58 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions, and (3) credit assumptions.

Equity warrants with a fair value of $0.6 million were obtained during the six months ended June 30, 2014. There were no other purchases, sales, or transfers out of Level 3 assets measured on a recurring basis during the six months ended June 30, 2014 and 2013. Paydowns totaling $3.7 million were received on Level 3 assets measured on a recurring basis for the six months ended June 30, 2013.

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

Note 2. Fair Value Measurements (Continued)

The table below provides information about valuation method, inputs and assumptions for nonrecurring Level 3 fair value measurements. The weight assigned to each input is based on the facts and circumstances that exist at the date of measurement.

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at June 30, 2014	Valuation Method	Unobservable Inputs
Other real estate owned	$7,849	Third-party appraisal

- Fair values are primarily based on unadjusted appraised values.
- A limited number of properties were valued using comparable sales values or broker opinions, or a combination of these approaches, resulting in discounts to appraised values ranging from 14% to 31%.

Under the cost recovery approach, fair value represents an estimate of the amount of an asset expected to be recovered. The Company only employs the cost recovery approach for assets that are not readily marketable and for which minimal market-based information exists.

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Collateral dependent impaired loans:
Commercial real estate mortgages	$—	$148	$(5)	$293
Residential mortgages	74	(230)	74	(221)
Home equity loans and lines of credit	—	—	—	116
Installment	—	—	—	(138)
Other real estate owned (1)	1,006	(1,857)	1,067	(4,711)
Private equity and alternative investments	—	—	—	(399)
Total net gains (losses) recognized	$1,080	$(1,939)	$1,136	$(5,060)

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

Note 2. Fair Value Measurements (Continued)

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

	June 30, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$586.3	$586.3	$586.3	$—	$—
Due from banks - interest bearing	554.0	554.0	554.0	—	—
Securities purchased under resale agreements	200.0	203.7	—	203.7	—
Securities held-to-maturity	3,418.4	3,442.0	—	3,442.0	—
Loans and leases, net of allowance	18,163.5	18,738.1	—	—	18,738.1
Covered loans, net of allowance	596.7	645.9	—	—	645.9
FDIC indemnification asset	68.0	54.9	—	—	54.9
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$26,651.5	$26,653.6	$—	$26,038.4	$615.2
Federal funds purchased	50.0	50.0	50.0	—	—
Other short-term borrowings	110.3	110.3	—	105.0	5.3
Long-term debt	627.8	700.3	—	612.2	88.1

	December 31, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$183.2	$183.2	$183.2	$—	$—
Due from banks - interest bearing	552.7	552.7	552.7	—	—
Securities purchased under resale agreements	200.0	200.5	—	200.5	—
Securities held-to-maturity	2,957.8	2,883.9	—	2,883.9	—
Loans and leases, net of allowance	16,867.9	17,362.9	—	—	17,362.9
Covered loans, net of allowance	701.0	739.5	—	—	739.5
FDIC indemnification asset	89.2	74.3	—	—	74.3
Investment in FHLB and FRB stock	64.4	64.4	—	64.4	—

Financial Liabilities:
Deposits	$25,679.4	$25,682.2	$—	$24,990.8	$691.4
Other short-term borrowings	3.9	3.9	—	—	3.9
Long-term debt	736.0	788.9	—	697.8	91.1

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

Note 2. Fair Value Measurements (Continued)

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

Federal funds purchased — The carrying amount is a reasonable estimate of fair value.

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

Note 3. Securities

At June 30, 2014, the Company had total securities of $8.83 billion, comprised of securities available-for-sale at fair value of $5.33 billion, securities held-to-maturity at amortized cost of $3.42 billion and trading securities at fair value of $86.1 million. At December 31, 2013, the Company had total securities of $9.28 billion, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at June 30, 2014 and December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2014
Securities available-for-sale:
U.S. Treasury	$36,213	$45	$—	$36,258
Federal agency - Debt	1,027,192	815	(1,491)	1,026,516
Federal agency - MBS	121,501	3,305	(1,577)	123,229
CMOs - Federal agency	3,552,834	28,089	(41,604)	3,539,319
CMOs - Non-agency	27,168	135	(400)	26,903
State and municipal	384,359	8,335	(101)	392,593
Other debt securities	174,723	3,264	—	177,987
Total debt securities	5,323,990	43,988	(45,173)	5,322,805
Equity securities and mutual funds	621	5,066	—	5,687
Total securities available-for-sale	$5,324,611	$49,054	$(45,173)	$5,328,492

Securities held-to-maturity (1):
Federal agency - Debt	$302,918	$4,319	$(856)	$306,381
Federal agency - MBS	554,421	9,328	(4,058)	559,691
CMOs - Federal agency	1,883,461	23,027	(16,534)	1,889,954
State and municipal	579,473	13,067	(4,949)	587,591
Other debt securities	98,080	291	(4)	98,367
Total securities held-to-maturity	$3,418,353	$50,032	$(26,401)	$3,441,984

December 31, 2013
Securities available-for-sale:
U.S. Treasury	$35,312	$23	$—	$35,335
Federal agency - Debt	1,417,509	938	(7,911)	1,410,536
Federal agency - MBS	156,399	3,615	(2,788)	157,226
CMOs - Federal agency	4,037,348	30,721	(70,771)	3,997,298
CMOs - Non-agency	38,383	127	(1,048)	37,462
State and municipal	407,312	8,806	(123)	415,995
Other debt securities	175,091	3,731	—	178,822
Total debt securities	6,267,354	47,961	(82,641)	6,232,674
Equity securities and mutual funds	337	8,106	—	8,443
Total securities available-for-sale	$6,267,691	$56,067	$(82,641)	$6,241,117

Securities held-to-maturity (1):
Federal agency - Debt	$178,413	$133	$(5,122)	$173,424
Federal agency - MBS	445,360	1,005	(11,930)	434,435
CMOs - Federal agency	1,781,219	1,839	(40,621)	1,742,437
State and municipal	454,155	421	(19,014)	435,562
Other debt securities	98,696	—	(619)	98,077
Total securities held-to-maturity	$2,957,843	$3,398	$(77,306)	$2,883,935

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $15.0 million and $626.1 million for the three and six months ended June 30, 2014, respectively, compared with $0.2 million and $1.25 billion for the three and six months ended June 30, 2013. There were no sales of securities held-to-maturity during the three and six months ended June 30, 2014 and 2013. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Gross realized gains	$5,368	$5,790	$7,970	$6,836
Gross realized losses	(1)	—	(481)	—
Net realized gains	$5,367	$5,790	$7,489	$6,836

Interest income on securities for the three months ended June 30, 2014 and 2013 is comprised of: (i) taxable interest income of $37.5 million and $36.7 million, respectively (ii) nontaxable interest income of $6.0 million and $4.4 million, respectively, and (iii) dividend income of $16 thousand and $0.1 million, respectively. Interest income on securities for the six months ended June 30, 2014 and 2013 is comprised of: (i) taxable interest income of $73.5 million and $76.6 million, respectively (ii) nontaxable interest income of $11.5 million and $8.8 million, respectively, and (iii) dividend income of $25 thousand and $0.1 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$23,194	$13,064	$—	$—	$36,258
Federal agency - Debt	639,733	347,513	39,270	—	1,026,516
Federal agency - MBS	—	105,432	17,797	—	123,229
CMOs - Federal agency	98,070	3,236,456	204,793	—	3,539,319
CMOs - Non-agency	2,237	24,666	—	—	26,903
State and municipal	100,959	288,314	—	3,320	392,593
Other	58,751	119,236	—	—	177,987
Total debt securities available-for-sale	$922,944	$4,134,681	$261,860	$3,320	$5,322,805

Amortized cost	$919,336	$4,135,324	$265,930	$3,400	$5,323,990

Securities held-to-maturity:
Federal agency - Debt	$—	$26,000	$86,170	$190,748	$302,918
Federal agency - MBS	—	75,854	467,171	11,396	554,421
CMOs - Federal agency	—	805,601	1,077,860	—	1,883,461
State and municipal	—	80,107	399,352	100,014	579,473
Other	—	98,080	—	—	98,080
Total debt securities held-to-maturity at amortized cost	$—	$1,085,642	$2,030,553	$302,158	$3,418,353

Note 3. Securities (Continued)

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2014 and 2013, respectively. The Company recognized $0.3 million and $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on non-agency CMO securities classified as available-for-sale at June 30, 2014 and 2013, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2014 and 2013.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2014 and 2013. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$4,549	$3,676	$4,549	$16,486
Subsequent credit-related impairment	248	182	248	182
Reduction for securities sold or redeemed	(2,402)	—	(2,402)	(12,761)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	—	(204)	—	(253)
Balance, end of period	$2,395	$3,654	$2,395	$3,654

Note 3. Securities (Continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2014
Securities available-for-sale:
Federal agency - Debt	$104,163	$31	$312,696	$1,460	$416,859	$1,491
Federal agency - MBS	17,834	70	42,442	1,507	60,276	1,577
CMOs - Federal agency	615,321	1,909	1,299,169	39,695	1,914,490	41,604
CMOs - Non-agency	—	—	13,610	400	13,610	400
State and municipal	1,720	4	5,194	97	6,914	101
Total securities available-for-sale	$739,038	$2,014	$1,673,111	$43,159	$2,412,149	$45,173

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$76,094	$856	$76,094	$856
Federal agency - MBS	27,802	154	123,966	3,904	151,768	4,058
CMOs - Federal agency	619,017	8,334	362,367	8,200	981,384	16,534
State and municipal	46,463	283	140,436	4,666	186,899	4,949
Other debt securities	24,437	4	—	—	24,437	4
Total securities held-to-maturity	$717,719	$8,775	$702,863	$17,626	$1,420,582	$26,401

December 31, 2013
Securities available-for-sale:
Federal agency - Debt	$1,026,142	$7,911	$—	$—	$1,026,142	$7,911
Federal agency - MBS	17,962	85	43,492	2,703	61,454	2,788
CMOs - Federal agency	1,637,994	35,922	728,101	34,849	2,366,095	70,771
CMOs - Non-agency	10,056	319	8,483	729	18,539	1,048
State and municipal	16,521	39	4,266	84	20,787	123
Total securities available-for-sale	$2,708,675	$44,276	$784,342	$38,365	$3,493,017	$82,641

Securities held-to-maturity:
Federal agency - Debt	$156,290	$5,122	$—	$—	$156,290	$5,122
Federal agency - MBS	321,090	10,513	15,338	1,417	336,428	11,930
CMOs - Federal agency	1,539,464	36,435	63,276	4,186	1,602,740	40,621
State and municipal	347,305	14,190	41,102	4,824	388,407	19,014
Other debt securities	98,077	619	—	—	98,077	619
Total securities held-to-maturity	$2,462,226	$66,879	$119,716	$10,427	$2,581,942	$77,306

At June 30, 2014, the Company had $2.41 billion of securities available-for-sale and $1.42 billion of securities held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position totaled 520 and included 22 federal agency debt securities, 29 federal agency MBS securities, 140 federal agency CMOs, 2 non-agency CMOs, 325 state and municipal securities and 2 other debt securities.

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

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $58.4 million and $64.4 million at June 30, 2014 and December 31, 2013, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $29.7 million at June 30, 2014 and $34.0 million at December 31, 2013. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,
Fund Type	2014	2013
Private equity and venture capital	$18,411	$20,298
Real estate	7,623	7,646
Hedge	1,733	2,733
Other	1,981	3,275
Total	$29,748	$33,952

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized no impairment losses on other investments during the three and six months ended June 30, 2014. The Company recognized no impairment losses on other investments during the three months ended June 30, 2013, and recognized impairment losses of $0.4 million during the six months ended June 30, 2013.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,
(in thousands) (1)	2014	2013
Commercial	$8,230,112	$7,562,300
Commercial real estate mortgages	3,464,918	3,223,001
Residential mortgages	4,814,435	4,554,311
Real estate construction	457,557	367,004
Home equity loans and lines of credit	716,816	709,344
Installment	183,518	151,955
Lease financing	607,432	602,523
Loans and leases, excluding covered loans	18,474,788	17,170,438
Less: Allowance for loan and lease losses	(311,276)	(302,584)
Loans and leases, excluding covered loans, net	18,163,512	16,867,854

Covered loans	605,770	716,911
Less: Allowance for loan losses	(9,103)	(15,922)
Covered loans, net	596,667	700,989
Total loans and leases	$19,080,558	$17,887,349
Total loans and leases, net	$18,760,179	$17,568,843

(1)  Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

The loan amounts above include unamortized fees, net of deferred costs, of $1.1 million and $2.3 million as of June 30, 2014 and December 31, 2013, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at June 30, 2014, California represented 73 percent of total loans outstanding and New York and Nevada represented 9 percent and 2 percent, respectively. The remaining 16 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area, New York and Nevada.

Within the Company’s covered loan portfolio at June 30, 2014, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (5 percent). The remaining 35 percent of total covered loans outstanding represented other states.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $605.8 million as of June 30, 2014 and $716.9 million as of December 31, 2013. Covered loans, net of allowance for loan losses, were $596.7 million at June 30, 2014 and $701.0 million at December 31, 2013.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,
(in thousands)	2014	2013
Commercial	$6,992	$10,009
Commercial real estate mortgages	568,902	666,628
Residential mortgages	5,525	4,976
Real estate construction	20,742	31,184
Home equity loans and lines of credit	3,342	3,695
Installment	267	419
Covered loans	605,770	716,911
Less: Allowance for loan losses	(9,103)	(15,922)
Covered loans, net	$596,667	$700,989

The following table provides information on covered loans and loss-sharing terms by acquired entity:

	Imperial			Nevada
	Capital	1st Pacific	Sun West	Commerce
(in thousands)	Bank	Bank	Bank	Bank	Total
Covered loans as of:
June 30, 2014	$536,292	$32,320	$13,651	$23,507	$605,770
December 31, 2013	630,754	40,110	18,761	27,286	716,911

As of June 30, 2014:
FDIC indemnification asset	$57,624	$2,368	$4,137	$3,909	$68,038
FDIC clawback liability	—	12,122	1,925	32	14,079

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

(1)  The Company is subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the termination dates of the commercial loss-sharing agreements occur.

The Company evaluated the acquired loans from its FDIC-assisted acquisitions and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under Accounting Standards Codification Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
(in thousands)	2014	2013
Balance, beginning of period	$219,018	$295,813
Accretion	(24,907)	(33,221)
Reclassifications from nonaccretable difference	18,965	15,978
Disposals and other	(16,198)	(24,605)
Balance, end of period	$196,878	$253,965

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans. Reclassifications between accretable yield and nonaccretable difference may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable difference to accretable yield during 2014 was principally driven by positive changes in cash flows, resulting mainly from changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $68.0 million at June 30, 2014 and $89.2 million at December 31, 2013.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and six months ended June 30, 2014 and 2013. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended June 30, 2014

Allowance for loan and lease losses:
Beginning balance	$121,574	$51,361	$11,595	$6,468	$6,419	$1,824	$106,549	$305,790
Charge-offs	(12,862)	—	—	—	(149)	(142)	—	(13,153)
Recoveries	7,503	27	190	687	43	1,068	—	9,518
Net (charge-offs) recoveries	(5,359)	27	190	687	(106)	926	—	(3,635)
(Reversal of) provision for credit losses	711	(737)	(1,489)	36	262	(466)	683	(1,000)
Transfers from reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	768	10,121
Ending balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276

Six months ended June 30, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(14,821)	(5)	(482)	—	(165)	(188)	—	(15,661)
Recoveries	9,235	127	225	5,075	202	1,332	—	16,196
Net (charge-offs) recoveries	(5,586)	122	(257)	5,075	37	1,144	—	535
(Reversal of) provision for credit losses	5,409	(149)	(987)	(4,235)	(139)	(702)	(197)	(1,000)
Transfers from (to) reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	(196)	9,157

Ending balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276

Ending balance of allowance:
Individually evaluated for impairment	$8,477	$301	$5	$—	$—	$50	$—	$8,833
Collectively evaluated for impairment	117,802	50,350	10,291	7,191	6,575	2,234	108,000	302,443

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,837,544	$3,464,918	$4,814,435	$457,557	$716,816	$183,518	$—	$18,474,788
Individually evaluated for impairment	29,231	33,456	10,596	12,846	3,436	50	—	89,615
Collectively evaluated for impairment	8,808,313	3,431,462	4,803,839	444,711	713,380	183,468	—	18,385,173

(1) Includes lease financing loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands) (2)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended June 30, 2013

Allowance for loan and lease losses:
Beginning balance	$112,748	$52,016	$7,253	$9,962	$4,843	$1,225	$94,281	$282,328
Charge-offs	(2,869)	—	(1)	(100)	(35)	(81)	—	(3,086)
Recoveries	5,724	1,034	38	2,782	410	603	—	10,591
Net recoveries (charge-offs)	2,855	1,034	37	2,682	375	522	—	7,505
(Reversal of) provision for credit losses	1,016	289	714	(4,309)	182	(392)	2,500	—
Transfers from reserve for off-balance sheet credit commitments	—	—	—	—	—	—	81	81
Ending balance	$116,619	$53,339	$8,004	$8,335	$5,400	$1,355	$96,862	$289,914

Six months ended June 30, 2013

Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Charge-offs	(4,231)	(45)	(106)	(100)	(275)	(352)	—	(5,109)
Recoveries	9,259	1,082	75	5,448	538	1,020	—	17,422
Net recoveries (charge-offs)	5,028	1,037	(31)	5,348	263	668	—	12,313
(Reversal of) provision for credit losses	6,860	3,401	(2,523)	(8,797)	(2,146)	(1,171)	4,376	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(287)	(287)
Ending balance	$116,619	$53,339	$8,004	$8,335	$5,400	$1,355	$96,862	$289,914

Ending balance of allowance:
Individually evaluated for impairment	$478	$2,252	$230	$—	$—	$—	$—	$2,960
Collectively evaluated for impairment	116,141	51,087	7,774	8,335	5,400	1,355	96,862	286,954

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$7,497,105	$2,978,975	$4,153,051	$340,002	$700,681	$149,438	$—	$15,819,252
Individually evaluated for impairment	34,915	41,932	7,979	30,446	3,257	—	—	118,529
Collectively evaluated for impairment	7,462,190	2,937,043	4,145,072	309,556	697,424	149,438	—	15,700,723

(1)        Includes lease financing loans.

(2)        Certain balances for the three and six months ended June 30, 2013 have been revised as a result of correcting the real estate construction loan balance to include loans that were previously reported as commercial real estate mortgages.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$34,908	$25,205	$33,944	$24,837
Transfers (to) from allowance for loan and lease losses	(10,121)	(81)	(9,157)	287
Balance, end of period	$24,787	$25,124	$24,787	$25,124

The reserve for off-balance sheet credit commitments decreased $10.1 million and $9.2 million during the three and six months ended June 30, 2014, respectively. The decrease for both periods was primarily due to the conversion of an undrawn letter of credit that had a specific reserve to an on-balance sheet loan, and normal fluctuations in the amount of reserves required due to changes in the composition, amount, and quality of risk ratings of borrowers associated with the off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan’s collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $1 million are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. Loans under $1 million will be measured for impairment using historical loss factors. When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan.

Information on impaired loans, excluding covered loans, at June 30, 2014, December 31, 2013 and June 30, 2013 is provided in the following tables:

		Unpaid		For the three months ended June 30, 2014		For the six months ended June 30, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial	$6,980	$7,713	$—	$9,118	$30	$11,986	$167
Commercial real estate mortgages	28,233	30,829	—	32,398	246	32,522	684
Residential mortgages:
Fixed	4,796	5,012	—	4,842	10	3,940	20
Variable	1,799	1,922	—	2,408	14	3,406	28
Total residential mortgages	6,595	6,934	—	7,250	24	7,346	48
Real estate construction:
Construction	—	—	—	2,742	21	3,656	76
Land	12,846	26,520	—	13,075	35	13,254	69
Total real estate construction	12,846	26,520	—	15,817	56	16,910	145
Home equity loans and lines of credit	3,436	4,505	—	3,442	—	3,071	—
Installment:
Consumer	—	—	—	—	—	5	—
Total installment	—	—	—	—	—	5	—
Total with no related allowance	$58,090	$76,501	$—	$68,025	$356	$71,840	$1,044

With an allowance recorded:
Commercial	$22,251	$28,454	$8,477	$19,839	$—	$17,938	$—
Commercial real estate mortgages	5,223	5,586	301	5,293	74	5,323	118
Residential mortgages:
Variable	4,001	3,993	5	2,001	11	1,892	11
Total residential mortgages	4,001	3,993	5	2,001	11	1,892	11
Installment:
Consumer	50	50	50	25	1	17	1
Total installment	50	50	50	25	1	17	1
Total with an allowance	$31,525	$38,083	$8,833	$27,158	$86	$25,170	$130

Total impaired loans by type:
Commercial	$29,231	$36,167	$8,477	$28,957	$30	$29,924	$167
Commercial real estate mortgages	33,456	36,415	301	37,691	320	37,845	802
Residential mortgages	10,596	10,927	5	9,251	35	9,238	59
Real estate construction	12,846	26,520	—	15,817	56	16,910	145
Home equity loans and lines of credit	3,436	4,505	—	3,442	—	3,071	—
Installment	50	50	50	25	1	22	1
Total impaired loans	$89,615	$114,584	$8,833	$95,183	$442	$97,010	$1,174

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
Year ended December 31, 2013
With no related allowance recorded:
Commercial	$17,721	$18,041	$—
Commercial real estate mortgages	32,770	37,555	—
Residential mortgages:
Fixed	2,135	2,295	—
Variable	5,402	5,783	—
Total residential mortgages	7,537	8,078	—
Real estate construction:
Construction	5,485	6,766	—
Land	13,612	26,928	—
Total real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment:
Consumer	16	24	—
Total installment	16	24	—
Total with no related allowance	$79,470	$100,767	$—

With an allowance recorded:
Commercial	$14,136	$18,156	$1,961
Commercial real estate mortgages	5,384	5,764	586
Residential mortgages:
Variable	1,674	1,687	478
Total residential mortgages	1,674	1,687	478
Total with an allowance	$21,194	$25,607	$3,025

Total impaired loans by type:
Commercial	$31,857	$36,197	$1,961
Commercial real estate mortgages	38,154	43,319	586
Residential mortgages	9,211	9,765	478
Real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment	16	24	—
Total impaired loans	$100,664	$126,374	$3,025

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended June 30, 2013		For the six months ended June 30, 2013
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded:
Commercial	$27,276	$28,029	$—	$23,171	$428	$21,701	$847
Commercial real estate mortgages	26,821	31,116	—	28,112	427	33,035	662
Residential mortgages:
Fixed	2,008	2,356	—	2,963	24	3,136	42
Variable	4,277	4,619	—	4,161	55	4,396	69
Total residential mortgages	6,285	6,975	—	7,124	79	7,532	111
Real estate construction:
Construction	16,265	21,064	—	17,799	228	18,453	558
Land	14,181	27,156	—	13,172	253	17,364	287
Total real estate construction	30,446	48,220	—	30,971	481	35,817	845
Home equity loans and lines of credit	3,257	4,310	—	2,698	34	2,986	34
Installment:
Consumer	—	—	—	—	—	150	—
Total installment	—	—	—	—	—	150	—
Total with no related allowance	$94,085	$118,650	$—	$92,076	$1,449	$101,221	$2,499

With an allowance recorded:
Commercial	$7,639	$9,170	$478	$7,606	$311	$7,576	$357
Commercial real estate mortgages	15,111	15,963	2,252	14,228	148	12,886	316
Residential mortgages:
Fixed	—	—	—	—	—	154	—
Variable	1,694	1,688	230	847	41	565	41
Total residential mortgages	1,694	1,688	230	847	41	719	41
Real estate construction:
Land	—	—	—	6,425	—	4,283	213
Total real estate construction	—	—	—	6,425	—	4,283	213
Home equity loans and lines of credit	—	—	—	—	—	300	—
Total with an allowance	$24,444	$26,821	$2,960	$29,106	$500	$25,764	$927

Total impaired loans by type:
Commercial	$34,915	$37,199	$478	$30,777	$739	$29,277	$1,204
Commercial real estate mortgages	41,932	47,079	2,252	42,340	575	45,921	978
Residential mortgages	7,979	8,663	230	7,971	120	8,251	152
Real estate construction	30,446	48,220	—	37,396	481	40,100	1,058
Home equity loans and lines of credit	3,257	4,310	—	2,698	34	3,286	34
Installment	—	—	—	—	—	150	—
Total impaired loans	$118,529	$145,471	$2,960	$121,182	$1,949	$126,985	$3,426

Impaired loans at June 30, 2014 and December 31, 2013 included $34.7 million and $42.1 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended June 30, 2014 and 2013:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended June 30, 2014
Residential mortgages:
Variable	1	$4,000	$3,993	$5
Installment:
Consumer	1	50	50	50
Total troubled debt restructured loans	2	$4,050	$4,043	$55

Three months ended June 30, 2013
Commercial	6	$6,956	$6,926	$—
Commercial real estate mortgages	1	547	547	—
Total troubled debt restructured loans	7	$7,503	$7,473	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the six months ended June 30, 2014 and 2013:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Six months ended June 30, 2014
Commercial	2	$4,098	$3,967	$—
Residential mortgages:
Variable	2	4,676	4,669	5
Installment:
Consumer	1	50	50	50
Total troubled debt restructured loans	5	$8,824	$8,686	$55

Six months ended June 30, 2013
Commercial	10	$8,683	$8,336	$—
Commercial real estate mortgages	1	547	547
Home equity loans and lines of credit	1	345	—	—
Total troubled debt restructured loans	12	$9,575	$8,883	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $4.1 million and $8.8 million were modified in troubled debt restructurings during the three and six months ended June 30, 2014, respectively. Loans with pre-modification outstanding balances totaling $7.5 million and $9.6 million were modified in troubled debt restructurings during the three and six months ended June 30, 2013, respectively. The concessions granted in the restructurings completed in 2014  consisted of maturity extensions and rate modifications.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The unpaid principal balance of troubled debt restructured (“TDR”) loans was $45.4 million, before specific reserves of $1.6 million, at June 30, 2014 and $52.2 million, before specific reserves of $0.8 million, at December 31, 2013. The net decrease in TDR loans from the prior year-end was primarily attributable to payoffs and payments received on existing TDR loans totaling $16.2 million and to the removal of $0.5 million of loans that were restructured in an A/B note structure in prior year that are no longer reported as TDRs. These decreases were partially offset by additions totaling $8.8 million and advances on existing TDR loans totaling $1.5 million. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

The Company had no TDR loans that subsequently defaulted during the three and six months ended June 30, 2014. The following table provides a summary of TDR loans that subsequently defaulted during the three and six months ended June 30, 2013, that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

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

All TDR loans were performing in accordance with their restructured terms at June 30, 2014. As of June 30, 2014, commitments to lend additional funds on restructured loans totaled $0.2 million.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at June 30, 2014 and December 31, 2013 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2014
Commercial	$6,924	$2,702	$—	$27,314	$36,940	$8,193,172	$8,230,112
Commercial real estate mortgages	1,101	—	1,418	9,216	11,735	3,453,183	3,464,918
Residential mortgages:
Fixed	—	819	379	6,748	7,946	1,419,517	1,427,463
Variable	—	1,176	—	2,283	3,459	3,383,513	3,386,972
Total residential mortgages	—	1,995	379	9,031	11,405	4,803,030	4,814,435
Real estate construction:
Construction	—	—	—	—	—	432,934	432,934
Land	—	—	—	12,834	12,834	11,789	24,623
Total real estate construction	—	—	—	12,834	12,834	444,723	457,557
Home equity loans and lines of credit	388	—	—	6,090	6,478	710,338	716,816
Installment:
Commercial	1	—	4	—	5	310	315
Consumer	533	—	—	125	658	182,545	183,203
Total installment	534	—	4	125	663	182,855	183,518
Lease financing	—	—	—	172	172	607,260	607,432
Total	$8,947	$4,697	$1,801	$64,782	$80,227	$18,394,561	$18,474,788

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands) (1)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2013
Commercial	$6,582	$362	$—	$14,248	$21,192	$7,541,108	$7,562,300
Commercial real estate mortgages	1,197	1,633	—	18,449	21,279	3,201,722	3,223,001
Residential mortgages:
Fixed	—	—	379	3,789	4,168	1,436,283	1,440,451
Variable	—	—	—	7,872	7,872	3,105,988	3,113,860
Total residential mortgages	—	—	379	11,661	12,040	4,542,271	4,554,311
Real estate construction:
Construction	—	—	—	5,467	5,467	332,131	337,598
Land	—	797	—	13,600	14,397	15,009	29,406
Total real estate construction	—	797	—	19,067	19,864	347,140	367,004
Home equity loans and lines of credit	—	—	74	5,144	5,218	704,126	709,344
Installment:
Commercial	1	—	—	—	1	361	362
Consumer	10	7	—	32	49	151,544	151,593
Total installment	11	7	—	32	50	151,905	151,955
Lease financing	401	126	—	50	577	601,946	602,523
Total	$8,191	$2,925	$453	$68,651	$80,220	$17,090,218	$17,170,438

(1) Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following tables provide a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of June 30, 2014 and December 31, 2013. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	June 30, 2014			December 31, 2013
(in thousands) (1)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$8,148,482	$81,630	$8,230,112	$7,416,487	$145,813	$7,562,300
Commercial real estate mortgages	3,416,709	48,209	3,464,918	3,139,707	83,294	3,223,001
Residential mortgages:
Fixed	1,407,809	19,654	1,427,463	1,425,087	15,364	1,440,451
Variable	3,357,979	28,993	3,386,972	3,087,636	26,224	3,113,860
Total residential mortgages	4,765,788	48,647	4,814,435	4,512,723	41,588	4,554,311
Real estate construction:
Construction	432,934	—	432,934	332,131	5,467	337,598
Land	11,788	12,835	24,623	15,522	13,884	29,406
Total real estate construction	444,722	12,835	457,557	347,653	19,351	367,004
Home equity loans and lines of credit	687,909	28,907	716,816	687,732	21,612	709,344
Installment:
Commercial	315	—	315	362	—	362
Consumer	182,090	1,113	183,203	151,468	125	151,593
Total installment	182,405	1,113	183,518	151,830	125	151,955
Lease financing	602,693	4,739	607,432	598,821	3,702	602,523
Total	$18,248,708	$226,080	$18,474,788	$16,854,953	$315,485	$17,170,438

(1) Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$18,439	$42,354	$15,922	$44,781
(Reversal of) provision for losses	(1,461)	(11,927)	3,194	(2,035)
Reduction in allowance due to loan removals	(7,875)	(6,013)	(10,013)	(18,332)
Balance, end of period	$9,103	$24,414	$9,103	$24,414

The allowance for losses on covered loans was $9.1 million, $15.9 million and $24.4 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded a $1.5 million reversal of provision for losses on covered loans during the three months ended June 30, 2014. Provision expense was $3.2 million for the six months ended June 30, 2014. The Company recorded an $11.9 million and $2.0 million reversal of provision during the three and six months ended June 30, 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of market conditions, the credit quality of outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reversed for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of June 30, 2014 and December 31, 2013.

At June 30, 2014, covered loans that were 30 to 89 days delinquent totaled $11.6 million and covered loans that were 90 days or more past due on accrual status totaled $31.0 million. At December 31, 2013, covered loans that were 30 to 89 days delinquent totaled $15.5 million and covered loans that were 90 days or more past due on accrual status totaled $45.7 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$9,412	$24,855	$34,267	$19,786	$43,751	$63,537
Additions	110	1,987	2,097	341	4,612	4,953
Sales	(5,253)	(7,964)	(13,217)	(390)	(4,378)	(4,768)
Valuation adjustments	—	(934)	(934)	(61)	(2,184)	(2,245)
Balance, end of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477

Note 6. Other Real Estate Owned (continued)

The following table provides a summary of OREO activity for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	111	4,020	4,131	723	13,906	14,629
Sales	(8,439)	(10,468)	(18,907)	(1,781)	(25,162)	(26,943)
Valuation adjustments	(14)	(1,089)	(1,103)	(293)	(5,219)	(5,512)
Balance, end of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477

At June 30, 2014, OREO was $22.2 million and included $17.9 million of covered OREO. At December 31, 2013, OREO was $38.1 million and included $25.5 million of covered OREO. The balance of OREO at June 30, 2014 and December 31, 2013 is net of valuation allowances of $11.1 million and $17.4 million, respectively.

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

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of June 30, 2014 and December 31, 2013 are provided below:

	June 30,	December 31,
(in thousands) (1)	2014	2013
Short-term borrowings
Current portion of subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	$50,000	$—
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	55,000	—
Federal funds purchased	50,000	—
Current portion of nonrecourse debt (4)	5,337	3,889
Total short-term borrowings	$160,337	$3,889

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,502	$299,463
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	—	50,000
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	—	55,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,994	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (5)	5,155	5,155
Nonrecourse debt (4)	88,246	91,388
Other long-term debt (6)	9,871	9,968
Total long-term debt	$627,768	$735,968

(1)         The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense, as well as the impact of fair value hedge accounting, if applicable.

(2)         These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009) and thereafter the rate is reset at the Bank’s option to either LIBOR plus 6 percent or to prime plus 5 percent. The Bank elected to redeem the notes in accordance with their terms and procedures on July 15, 2014.

(3)         These notes bear a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009) and thereafter bear an interest rate equal to the three-month LIBOR rate plus 6 percent.  The rate is reset quarterly and is subject to an interest rate cap of 10 percent throughout the term of the notes. The Bank has notified investors of its election to redeem the notes in accordance with their terms and procedures on August 12, 2014.

(4)         Nonrecourse debt bears interest at an average rate of 3.83 percent as of June 30, 2014 and has maturity dates ranging from August 2014 to February 2023.

(5)         These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of June 30, 2014, the interest rate was approximately 2.19 percent.

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

At June 30, 2014 and December 31, 2013, AOCI was comprised of net unrealized gains on securities available-for-sale of $2.1 million and net unrealized losses on securities available-for-sale of $15.6 million, respectively.

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$16,820	$7,056	$9,764	$(111,213)	$(46,520)	$(64,693)
Reclassification adjustment for net gains included in net income (1)	(5,359)	(2,242)	(3,117)	(4,785)	(2,002)	(2,783)
Non-credit related impairment loss	(317)	(133)	(184)	(240)	(100)	(140)
Total securities available-for-sale	11,144	4,681	6,463	(116,238)	(48,622)	(67,616)
Net change on cash flow hedges	—	—	—	(21)	—	(21)
Total other comprehensive income (loss)	$11,144	$4,681	$6,463	$(116,259)	$(48,622)	$(67,637)

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$38,348	$16,031	$22,317	$(131,515)	$(55,013)	$(76,502)
Reclassification adjustment for net gains included in net income (1)	(7,551)	(3,159)	(4,392)	(5,672)	(2,373)	(3,299)
Non-credit related impairment loss	(317)	(133)	(184)	(240)	(100)	(140)
Total securities available-for-sale	30,480	12,739	17,741	(137,427)	(57,486)	(79,941)
Net change on cash flow hedges	—	—	—	(56)	—	(56)
Total other comprehensive income (loss)	$30,480	$12,739	$17,741	$(137,483)	$(57,486)	$(79,997)

(1)         Recognized in Gain on sale of securities in the consolidated statements of income.

Note 8. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended June 30, 2014. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended June 30, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
April 1, 2014 to April 30, 2014	127	$75.45
May 1, 2014 to May 31, 2014	—	—
June 1, 2014 to June 30, 2014	970	76.33
Total share repurchases	1,097	76.23

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

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic EPS:
Net income attributable to City National Corporation	$66,701	$59,741	$121,212	$111,264
Less: Dividends on preferred stock	4,094	2,406	8,188	4,812
Net income available to common shareholders	$62,607	$57,335	$113,024	$106,452
Less: Earnings allocated to participating securities	626	656	1,173	1,287
Earnings allocated to common shareholders	$61,981	$56,679	$111,851	$105,165

Weighted average common shares outstanding	54,957	54,105	54,824	53,919

Basic earnings per common share	$1.13	$1.05	$2.04	$1.95

Diluted EPS:
Earnings allocated to common shareholders (1)	$61,986	$56,682	$111,861	$105,173

Weighted average common shares outstanding	54,957	54,105	54,824	53,919
Dilutive effect of equity awards	675	372	717	361
Weighted average diluted common shares outstanding	55,632	54,477	55,541	54,280

Diluted earnings per common share	$1.11	$1.04	$2.01	$1.94

(1)         Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 1.1 million and 2.4 million average outstanding stock options that were antidilutive for the three months ended June 30, 2014 and 2013, respectively. There were 0.7 million and 2.3 million average outstanding stock options that were antidilutive for the six months ended June 30, 2014 and 2013, respectively.

Note 10. Share-Based Compensation

On June 30, 2014, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of June 30, 2014. At June 30, 2014, there were approximately 2.8 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company’s share-based compensation plan.

The compensation cost recognized for all share-based awards was $5.2 million and $10.6 million for the three and six months ended June 30, 2014, respectively, compared with $5.4 million and $10.5 million for the three and six months ended June 30, 2013, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.2 million and $4.5 million for the three and six months ended June 30, 2014, respectively, compared with $2.3 million and $4.4 million for the three and six months ended June 30, 2013, respectively. The Company received $16.4 million and $17.8 million in cash for the exercise of stock options during the six months ended June 30, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $2.2 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Weighted-average volatility	27.15%	—	27.35%	28.12%
Dividend yield	1.78%	—	1.79%	2.15%
Expected term (in years)	5.46	—	6.06	6.15
Risk-free interest rate	1.92%	—	1.99%	1.24%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2014 and 2013 were $17.93 and $12.57, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $5.2 million and $8.5 million, respectively.

A summary of option activity and related information for the six months ended June 30, 2014 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2014	4,075	$55.50
Granted	452	73.64
Exercised	(289)	56.61
Forfeited or expired	(30)	58.36
Outstanding at June 30, 2014	4,208	$57.35	$77,718	5.74
Exercisable at June 30, 2014	2,870	$56.05	$56,782	4.43

(1) Includes in-the-money options only.

Note 10. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the six months ended June 30, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2014	1,425	$13.64
Granted	452	17.93
Vested	(519)	14.57
Forfeited	(19)	12.78
Unvested at June 30, 2014	1,339	$14.75

The number of options vested during the six months ended June 30, 2014 and 2013 was 518,620 and 646,736, respectively. The total fair value of options vested during the six months ended June 30, 2014 and 2013 was $7.6 million and $7.8 million, respectively. As of June 30, 2014, there was $15.2 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

A summary of changes in restricted stock and related information for the six months ended June 30, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2014	608	$53.03
Granted	119	73.63
Vested	(169)	44.00
Forfeited	(6)	54.12
Unvested at June 30, 2014	552	$60.22

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2014 and 2013 was $73.63 and $55.73, respectively. The number of restricted shares vested during the six months ended June 30, 2014 and 2013 was 169,028 and 186,109, respectively. The total fair value of restricted stock vested during the six months ended June 30, 2014 and 2013 was $7.4 million and $8.5 million, respectively. As of June 30, 2014, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $19.2 million. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Note 10. Share-Based Compensation (Continued)

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the six months ended June 30, 2014 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2014	190
Granted	15
Vested	(23)
Forfeited	(3)
Unvested at June 30, 2014	179

Note 11. Derivative Instruments

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

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2014 and December 31, 2013. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	June 30, 2014			December 31, 2013
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$2,907.3	$42.5	$42.4	$2,769.4	$42.7	$41.7
Interest-rate caps, floors and collars	396.4	0.8	0.8	251.6	0.5	0.5
Options purchased	0.2	0.2	0.2	1.5	0.6	0.6
Options written	0.2	—	—	1.5	—	—
Total interest-rate contracts	$3,304.1	$43.5	$43.4	$3,024.0	$43.8	$42.8

Option contracts	$2.0	$0.2	$—	$1.9	$0.4	$—

Foreign exchange contracts:
Spot and forward contracts	$473.1	$3.3	$2.6	$461.4	$3.5	$3.3
Options purchased	5.3	—	—	6.3	—	—
Options written	5.3	0.2	0.2	6.3	0.2	0.2
Total foreign exchange contracts	$483.7	$3.5	$2.8	$474.0	$3.7	$3.5

Equity warrants	$—	$0.6	$—	$—	$—	$—

Total derivatives not designated as hedging instruments	$3,789.8	$47.8	$46.2	$3,499.9	$47.9	$46.3

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

Note 11. Derivative Instruments (Continued)

Derivatives Designated as Hedging Instruments

The Company had no hedging instruments as of June 30, 2014 and December 31, 2013.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. There was no net interest income recognized on interest rate swaps for the three and six months ended June 30, 2014. Interest rate swaps increased net interest income by $1.1 million for the six months ended June 30, 2013.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the six-month periods ended June 30, 2014 and 2013. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the six months ended June 30, 2013 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The balance of deferred gain on terminated swaps was fully amortized in 2013.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest-rate contracts with certain commercial clients that are offset by paired trades with unrelated bank counterparties. The Company also enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or economically hedging the clients’ transaction and economic exposures arising out of commercial transactions. The Company also obtains equity warrants in association with certain lending transactions. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three and six months ended June 30, 2014 and 2013:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended June 30,		For the six months ended June 30,
Hedging Instruments	Statements of Income	2014	2013	2014	2013
Interest-rate contracts	Other noninterest income	$(0.5)	$1.5	$(1.0)	$1.2
Option contracts	Other noninterest income	(0.1)	0.1	—	0.4
Foreign exchange contracts	International services income	8.2	7.3	15.4	13.2
Equity warrants	Other noninterest income	0.1	—	0.1	—
Total income		$7.7	$8.9	$14.5	$14.8

In the course of negotiating credit facilities, the Company may obtain rights to acquire stock in the form of equity warrants in primarily private, venture-backed technology companies. The warrants grant the Company an option to purchase a specific number of shares of stock in the underlying company at a specific price within a specific time period. The warrant agreements typically contain a net share settlement provision (cashless exercise) which gives the Company the option to receive at exercise a number of shares equal to the intrinsic value of the warrant divided by the share price. Equity warrants are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging, and are recorded as derivative assets at their estimated fair value on the grant date. The warrant portfolio is reviewed quarterly for changes in fair value. Subsequent changes in the fair value of warrants are recognized in Other noninterest income. If a warrant is exercised or paid out for cash, the gain is recorded in Other noninterest income.

Note 11. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2014 was $14.2 million. The Company delivered collateral in the form of securities valued at $4.1 million and cash totaling $17.7 million on swap agreements that had credit-risk contingent features that were in a net liability position at June 30, 2014.

The Company’s interest-rate swaps had $0.2 million and $2.4 million of credit risk exposure at June 30, 2014 and December 31, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at June 30, 2014 and December 31, 2013. The Company delivered collateral valued at $7.6 million on swap agreements that did not have credit-risk contingent features at June 30, 2014.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements to invest available liquidity and collateral swap agreements. Under reverse repurchase agreements the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45. Securities swaps totaled $500.0 million at June 30, 2014. At June 30, 2014, the Company had delivered collateral of approximately $536.5 million on the repurchase agreement and accepted collateral of approximately $525.9 million on the reverse repurchase agreement. The collateral consisted of agency mortgage-backed securities. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

Note 12. Balance Sheet Offsetting (Continued)

The following table provides information about financial instruments that are eligible for offset at June 30, 2014 and December 31, 2013:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
June 30, 2014
Financial assets:
Reverse repurchase agreements	$700,149	$(500,041)	$200,108	$(200,000)	$—	$108
Derivatives not designated as hedging instruments	8,080	(4,500)	3,580	—	—	3,580
Total financial assets	$708,229	$(504,541)	$203,688	$(200,000)	$—	$3,688

Financial liabilities:
Repurchase agreements	$500,041	$(500,041)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	41,791	(4,500)	37,291	(11,721)	(17,729)	7,841
Total financial liabilities	$541,832	$(504,541)	$37,291	$(11,721)	$(17,729)	$7,841

December 31, 2013
Financial assets:
Reverse repurchase agreements	$200,000	$—	$200,000	$(200,000)	$—	$—
Derivatives not designated as hedging instruments	18,749	(13,323)	5,426	—	—	5,426
Total financial assets	$218,749	$(13,323)	$205,426	$(200,000)	$—	$5,426

Financial liabilities:
Derivatives not designated as hedging instruments	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)
Total financial liabilities	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

Note 13. Income Taxes

The Company recognized income tax expense of $29.8 million and $56.1 million for the three and six months ended June 30, 2014, respectively. The Company recognized income tax expense of $25.4 million and $46.7 million for the same periods in 2013.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of $0.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The Company had approximately $2.7 million and $3.0 million of accrued interest and penalties as of June 30, 2014 and December 31, 2013, respectively.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service for the tax year 2013 and 2014. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the six month period ended June 30, 2014.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under Internal Revenue Service (“IRS”) regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $5.4 million and $10.7 million for the three and six months ended June 30, 2014, respectively. Profit sharing and matching contribution expense was $5.2 million and $10.0 million for the same periods in 2013, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.4 million and $0.5 million for the three and six months ended June 30, 2014, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.3 million and $0.5 million for the same periods in 2013, respectively.

Note 15. Contingencies

In the normal course of business, the Company issues financial guarantees in the form of letters of credit. Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. Exposure to credit loss in the event of nonperformance by the other party to the letters of credit is represented by the contractual notional amount. At June 30, 2014, the Company had $679.0 million in letters of credit, of which $574.3 million relate to standby letters of credit and $104.7 million relate to commercial letters of credit. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $200.6 million and $188.2 million at June 30, 2014 and December 31, 2013, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $77.1 million at June 30, 2014. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Note 16. Variable Interest Entities (Continued)

Of the affordable housing investments held as of June 30, 2014, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $1.0 million aggregate carrying value of these investments at June 30, 2014. There were no unfunded commitments for these affordable housing investments at June 30, 2014.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $29.7 million and $34.0 million at June 30, 2014 and December 31, 2013, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of June 30, 2014, affiliate noncontrolling owners held equity interests with an estimated fair value of $46.5 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
(in thousands)	2014	2013
Balance, beginning of period	$39,768	$41,112
Net income	1,209	1,048
Distributions to redeemable noncontrolling interest	(1,854)	(940)
Additions and redemptions, net	(75)	(1,693)
Adjustments to fair value	7,501	416
Balance, end of period	$46,549	$39,943

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

Note 18. Segment Results (Continued)

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

	For the three months ended June 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$208,413	$474	$10,215	$219,102
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(1,000)	—	—	(1,000)
(Reversal of) provision for losses on covered loans	(1,461)	—	—	(1,461)
Noninterest income	40,926	69,471	(9,298)	101,099
Depreciation and amortization	2,774	1,766	4,799	9,339
Noninterest expense	179,904	57,159	(20,780)	216,283
Income before income taxes	69,122	11,020	16,898	97,040
Provision for income taxes	21,360	3,248	5,221	29,829
Net income	47,762	7,772	11,677	67,211
Less: Net income attributable to noncontrolling interest	—	510	—	510
Net income attributable to City National Corporation	$47,762	$7,262	$11,677	$66,701

Selected Average Balances:
Loans and leases, excluding covered loans	$17,901,508	$—	$57,683	$17,959,191
Covered loans	643,690	—	—	643,690
Total assets	18,705,693	693,473	10,579,781	29,978,947
Deposits	25,584,025	73,784	254,272	25,912,081
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	2,692	35,778	—	38,470

Note 18. Segment Results (Continued)

	For the three months ended June 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$185,040	$247	$17,632	$202,919
(Reversal of) provision for losses on covered loans	(11,927)	—	—	(11,927)
Noninterest income	30,555	58,472	(6,818)	82,209
Depreciation and amortization	3,624	1,876	4,680	10,180
Noninterest expense	171,254	48,720	(18,725)	201,249
Income before income taxes	52,644	8,123	24,859	85,626
Provision for income taxes	15,715	2,287	7,420	25,422
Net income	36,929	5,836	17,439	60,204
Less: Net income attributable to noncontrolling interest	—	463	—	463
Net income attributable to City National Corporation	$36,929	$5,373	$17,439	$59,741

Selected Average Balances:
Loans and leases, excluding covered loans	$15,379,372	$—	$54,730	$15,434,102
Covered loans	909,728	—	—	909,728
Total assets	16,503,312	652,737	10,313,532	27,469,581
Deposits	22,409,159	120,702	588,957	23,118,818
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,176	40,199	—	45,375

	For the six months ended June 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$398,206	$800	$19,894	$418,900
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(1,000)	—	—	(1,000)
Provision for losses on covered loans	3,194	—	—	3,194
Noninterest income	89,140	133,564	(20,357)	202,347
Depreciation and amortization	5,595	3,513	9,546	18,654
Noninterest expense	351,972	109,892	(40,003)	421,861
Income before income taxes	127,585	20,959	29,994	178,538
Provision for income taxes	40,375	6,250	9,492	56,117
Net income	87,210	14,709	20,502	122,421
Less: Net income attributable to noncontrolling interest	—	1,209	—	1,209
Net income attributable to City National Corporation	$87,210	$13,500	$20,502	$121,212

Selected Average Balances:
Loans and leases, excluding covered loans	$17,594,167	$—	$56,353	$17,650,520
Covered loans	669,781	—	—	669,781
Total assets	18,473,951	675,663	10,554,566	29,704,180
Deposits	25,319,356	80,738	243,238	25,643,332
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	2,912	36,346	—	39,258

Note 18. Segment Results (Continued)

	For the six months ended June 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$369,017	$565	$34,410	$403,992
(Reversal of) provision for losses on covered loans	(2,035)	—	—	(2,035)
Noninterest income	80,818	113,925	(19,006)	175,737
Depreciation and amortization	7,243	3,776	9,265	20,284
Noninterest expense	342,201	95,749	(35,465)	402,485
Income before income taxes	102,426	14,965	41,604	158,995
Provision for income taxes	30,273	4,113	12,297	46,683
Net income	72,153	10,852	29,307	112,312
Less: Net income attributable to noncontrolling interest	—	1,048	—	1,048
Net income attributable to City National Corporation	$72,153	$9,804	$29,307	$111,264

Selected Average Balances:
Loans and leases, excluding covered loans	$15,068,756	$—	$54,691	$15,123,447
Covered loans	949,370	—	—	949,370
Total assets	16,244,521	648,561	10,695,626	27,588,708
Deposits	22,126,242	113,563	527,035	22,766,840
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	5,543	40,794	—	46,337

Note 19. Subsequent Events

On June 25, 2014, City National Bank announced that it had entered into an agreement to sell its retirement services recordkeeping business to OneAmerica Retirement Services, LLC. The sale is expected to close in the third quarter of 2014. The transaction, after sale expenses, is not expected to have a significant impact on the Bank’s financial results.

As of June 30, 2014, the Bank had notified the holders of the $50 million 9.00% Subordinated Notes due July 2019 and $55 million Fixed and Floating Subordinated Notes due August 2019 of its election to redeem in full the outstanding obligations of these issues in accordance with the terms and provisions of the notes. Redemption of the $50 million Subordinated Notes, including all accrued and unpaid interest, was completed on July 15, 2014. Redemption of the $55 million Fixed and Floating Subordinated Notes will be completed on August 12, 2014.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2014 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts) (1)	2014	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$320,201	$301,046	$285,128	6%	12%
Net income attributable to City National Corporation	66,701	54,511	59,741	22	12
Net income available to common shareholders	62,607	50,417	57,335	24	9
Net income per common share, basic	1.13	0.91	1.05	24	8
Net income per common share, diluted	1.11	0.90	1.04	23	7
Dividends per common share	0.33	0.33	0.25	—	32

At Quarter End
Assets	$30,819,092	$29,738,252	$27,379,502	4	13
Securities	8,832,942	8,651,359	8,597,199	2	3
Loans and leases, excluding covered loans	18,474,788	17,751,385	15,819,252	4	17
Covered loans (2)	605,770	673,294	867,996	(10)	(30)
Deposits	26,651,525	25,731,766	23,651,757	4	13
Common shareholders’ equity	2,585,537	2,528,344	2,374,848	2	9
Total shareholders’ equity	2,853,153	2,795,960	2,544,768	2	12
Book value per common share	47.38	46.38	44.16	2	7

Average Balances
Assets	$29,978,947	$29,426,360	$27,469,581	2	9
Securities	8,668,011	8,585,220	8,866,911	1	(2)
Loans and leases, excluding covered loans	17,959,191	17,338,419	15,434,102	4	16
Covered loans (2)	643,690	696,163	909,728	(8)	(29)
Deposits	25,912,081	25,371,598	23,118,818	2	12
Common shareholders’ equity	2,562,555	2,512,775	2,412,148	2	6
Total shareholders’ equity	2,830,171	2,780,392	2,582,068	2	10

Selected Ratios
Return on average assets (annualized)	0.89%	0.75%	0.87%	19	2
Return on average common equity (annualized)	9.80	8.14	9.53	20	3
Corporation’s tier 1 leverage	7.43	7.41	7.00	0	6
Corporation’s tier 1 risk-based capital	10.00	10.18	9.74	(2)	3
Corporation’s total risk-based capital	12.81	13.08	12.78	(2)	0
Period-end common equity to period-end assets	8.39	8.50	8.67	(1)	(3)
Period-end equity to period-end assets	9.26	9.40	9.29	(1)	(0)
Common dividend payout ratio	29.26	36.15	23.81	(19)	23
Net interest margin	3.21	3.02	3.24	6	(1)
Expense to revenue ratio (3)	68.48	69.73	71.51	(2)	(4)

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	0.35%	0.40%	0.48%	(13)	(27)
Nonaccrual loans and OREO to total loans and leases and OREO	0.37	0.45	0.61	(18)	(39)
Allowance for loan and lease losses to total loans and leases	1.68	1.72	1.83	(2)	(8)
Allowance for loan and lease losses to nonaccrual loans	480.50	429.21	378.12	12	27
Net (charge-offs) recoveries to average total loans and leases (annualized)	(0.08)	0.10	0.20	(180)	(140)

At Quarter End
Assets under management (5)	$47,123,652	$46,374,203	$41,256,549	2	14
Assets under management or administration (5)	65,780,023	66,399,813	59,755,285	(1)	10

(1)	Certain prior period amounts have been reclassified to conform to the current period presentation.
(2)	Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).
(3)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(4)	Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.
(5)

Excludes $27.85 billion, $26.09 billion and $25.11 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

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

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation (“CNC”) was $66.7 million for the second quarter of 2014, up 12 percent from $59.7 million in the year-ago period and up 22 percent from $54.5 million for the first quarter of 2014. For the second quarter of 2014, consolidated net income available to common shareholders was $62.6 million, or $1.11 per diluted share. Net income available to common shareholders was $57.3 million, or $1.04 per diluted share, for the year-earlier quarter and $50.4 million, or 0.90 per diluted share for the quarter ended March 31, 2014.

•       Revenue, which consists of net interest income and noninterest income, was $320.2 million for the second quarter of 2014, up 12 percent from $285.1 million in the year-earlier quarter and up 6 percent from $301.0 million in the first quarter of 2014.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $226.1 million for the second quarter of 2014, up 9 percent from the second quarter of 2013 and 10 percent higher from the first quarter of 2014.

•       The Company’s net interest margin in the second quarter of 2014 was 3.21 percent, down from 3.24 percent in the second quarter of 2013, but up from 3.02 percent in the first quarter of 2014. The increase from the first quarter of 2014 was primarily due to higher income on covered loans that were paid off or fully-charged off in the second quarter of 2014.

•       Noninterest income was $101.1 million for the second quarter of 2014, up 23 percent from the second quarter of 2013 and down slightly from the first quarter of 2014. The increase from the year-earlier quarter was primarily attributable to higher wealth management fee income and lower FDIC loss-sharing expense, as well as a higher net gain on the disposal of assets. The decrease from the first quarter was due largely to higher FDIC loss-sharing expense offset by higher wealth management fee income and higher net gain on disposal of assets. Results for the second quarter of 2014 also included a $5.1 million net gain on securities, compared to a $5.6 million net gain in the second quarter of 2013 and a $2.1 million net gain in the first quarter of 2014.

•       Trust and investment fee income grew to $54.6 million in the second quarter of 2014, up 10 percent from the year-earlier quarter and up 2 percent from the first quarter of 2014. Assets under management or administration totaled $65.8 billion, up 10 percent from the second quarter of 2013, but down 1 percent from the first quarter of 2014.

•       Noninterest expense for the second quarter of 2014 was $225.6 million, up 7 percent from the second quarter of 2013 and 5 percent higher from the first quarter of 2014. The increase from the year-ago period largely reflects higher compensation costs, as well as an increase in legal and professional fees. Legal and professional fees for the second quarter of 2014 included sub-advisory expense related to the merger of two funds. These costs were offset in part by lower other real estate owned expenses and FDIC assessments.

•       The base yield on the covered loan portfolio generated net interest income of $12.4 million in the second quarter of 2014, compared to $16.7 million for the year-earlier quarter and $12.5 million in the first quarter of 2014. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged-off. The Company recognizes other components of other income and expense related to its covered assets including income from covered loans that were paid off or fully charged-off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of those items to the income statement, excluding the base yield, was total net expense of $2.8 million for the second quarter of 2014, compared to net expense of $2.0 million for the second quarter of 2013 and $3.6 million for the first quarter of 2014. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “Covered Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 30.7 percent for the second quarter of 2014, compared with 29.7 percent for the year-earlier period and 32.3 percent for the first quarter of 2014.

•       Total assets were $30.82 billion at June 30, 2014, up 13 percent from $27.38 billion at June 30, 2013 and up 4 percent from $29.74 billion at March 31, 2014. Total average assets were $29.98 billion for the second quarter of 2014, up 9 percent from $27.47 billion for the second quarter of 2013 and up 2 percent from $29.43 billion for the first quarter of 2014.

•       Loans and leases, excluding covered loans, grew to $18.47 billion at June 30, 2014, an increase of 17 percent from $15.82 billion at June 30, 2013 and 4 percent from $17.75 billion at March 31, 2014. Average loan and lease balances, excluding covered loans, were $17.96 billion for the second quarter of 2014, up 16 percent from the same period of last year and 4 percent from the first quarter of 2014. Average commercial loan balances were up 18 percent from the year-earlier period and 4 percent from the first quarter of 2014. Average commercial real estate balances increased 18 percent from the second quarter of 2013 and 3 percent from the first quarter of 2014.

•       Excluding covered loans, second quarter 2014 results included a $1.0 million reversal of provision for loan and lease losses. The Company recorded no provisions or provision reversal in either the second quarter of 2013 or first quarter of 2014. The allowance for loan and lease losses on non-covered loans was $311.3 million at June 30, 2014, compared with $289.9 million at June 30, 2013 and $305.8 million at March 31, 2014. The Company remains appropriately reserved at 1.68 percent of total loans and leases, excluding covered loans, at June 30, 2014, compared with 1.83 percent at June 30, 2013 and 1.72 percent at March 31, 2014.

•       In the second quarter of 2014, net loan charge-offs totaled $3.6 million, or 0.08 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $7.5 million, or 0.20 percent, in the year-earlier quarter, and net recoveries of $4.2 million, or 0.10 percent, for the first quarter of 2014. Nonaccrual loans, excluding covered loans, totaled $64.8 million at June 30, 2014, down from $76.7 million at June 30, 2013 and $71.2 million at March 31, 2014. At June 30, 2014, nonperforming assets, excluding covered assets, were $69.1 million, down from $96.3 million at June 30, 2013 and $80.7 million at March 31, 2014.

•       Average securities for the second quarter of 2014 totaled $8.67 billion, down 2 percent from the second quarter of 2013, but up 1 percent from the first quarter of 2014.

•       Period-end deposits at June 30, 2014 were $26.65 billion, up 13 percent from $23.65 billion at June 30, 2013 and 4 percent from $25.73 billion at March 31, 2014. Deposit balances for the second quarter of 2014 averaged $25.91 billion, up 12 percent from $23.12 billion for the second quarter of 2013 and 2 percent from $25.37 billion for the first quarter of 2014. Average core deposits, which equal 98 percent of total deposit balances for the second quarter of 2014, were up 14 percent from the second quarter of 2013 and 2 percent from the first quarter of 2014.

•       The Company remains well capitalized. The ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.8 percent at June 30, 2014, compared with 8.8 percent at June 30, 2013 and 8.9 percent at March 31, 2014. Refer to the “Capital” section included elsewhere in this report for further discussion of this non-GAAP measure. All of the Company’s pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are expected to be fully implemented by January 1, 2019.

OUTLOOK

Management expects moderate net income growth in 2014. Loan and deposit balances are expected to continue to increase, and credit quality should remain strong, though rising loan balances are expected to require a loan-loss provision later this year. Low interest rates and competitive loan pricing continue to put pressure on the Company’s net interest margin. This outlook reflects management’s expectations for moderate economic growth throughout the remainder of 2014. This does not take into account the effect that any changes in monetary policy could have on short-term interest rates, which are not expected to rise this year.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2014 and 2013:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$8,605,421	$74,969	3.49%	$7,300,447	$65,156	3.58%
Commercial real estate mortgages	3,354,672	29,838	3.57	2,847,979	28,397	4.00
Residential mortgages	4,715,528	41,359	3.51	4,083,044	37,927	3.72
Real estate construction	418,353	3,915	3.75	352,775	3,733	4.24
Home equity loans and lines of credit	697,178	6,411	3.69	704,418	6,315	3.60
Installment	168,039	1,820	4.34	145,439	1,702	4.69
Total loans and leases, excluding covered loans (4)	17,959,191	158,312	3.54	15,434,102	143,230	3.72
Covered loans	643,690	31,061	19.30	909,728	32,610	14.34
Total loans and leases	18,602,881	189,373	4.08	16,343,830	175,840	4.32
Due from banks - interest-bearing	577,591	378	0.26	236,119	158	0.27
Federal funds sold and securities purchased under resale agreements	355,747	1,477	1.67	277,019	1,555	2.25
Securities	8,668,011	46,924	2.17	8,866,911	43,829	1.98
Other interest-earning assets	72,166	1,165	6.47	96,004	1,073	4.48
Total interest-earning assets	28,276,396	239,317	3.39	25,819,883	222,455	3.46
Allowance for loan and lease losses	(327,820)			(325,043)
Cash and due from banks	187,710			128,489
Other non-earning assets	1,842,661			1,846,252
Total assets	$29,978,947			$27,469,581

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,327,248	$327	0.06%	$2,173,015	$390	0.07%
Money market accounts	6,617,913	1,142	0.07	5,758,428	1,645	0.11
Savings deposits	462,316	68	0.06	414,478	99	0.10
Time deposits - under $100,000	169,455	86	0.20	192,550	178	0.37
Time deposits - $100,000 and over	451,197	437	0.39	707,980	678	0.38
Total interest-bearing deposits	10,028,129	2,060	0.08	9,246,451	2,990	0.13

Federal funds purchased and securities sold under repurchase agreements	934	—	0.07	374,571	123	0.13
Other borrowings	737,159	11,163	6.07	927,829	10,963	4.74
Total interest-bearing liabilities	10,766,222	13,223	0.49	10,548,851	14,076	0.54
Noninterest-bearing deposits	15,883,952			13,872,367
Other liabilities	498,602			466,295
Total equity	2,830,171			2,582,068
Total liabilities and equity	$29,978,947			$27,469,581

Net interest spread			2.90%			2.92%
Fully taxable-equivalent net interest and dividend income		$226,094			$208,379
Net interest margin			3.21%			3.24%
Less: Dividend income included in other income		1,165			1,073
Fully taxable-equivalent net interest income		$224,929			$207,306

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Loan income includes loan fees of $8,884 and $6,534 for 2014 and 2013, respectively.
(4)	Includes average nonaccrual loans of $63,934 and $74,981 for 2014 and 2013, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$8,435,115	$143,138	3.42%	$7,089,246	$128,115	3.64%
Commercial real estate mortgages	3,305,008	59,164	3.61	2,808,007	55,522	3.99
Residential mortgages	4,656,094	82,224	3.53	4,032,470	76,014	3.77
Real estate construction	397,409	7,385	3.75	342,906	7,539	4.43
Home equity loans and lines of credit	696,137	12,620	3.66	707,971	12,778	3.64
Installment	160,757	3,515	4.41	142,847	3,162	4.46
Total loans and leases, excluding covered loans (4)	17,650,520	308,046	3.52	15,123,447	283,130	3.78
Covered loans	669,781	52,913	15.80	949,370	64,726	13.64
Total loans and leases	18,320,301	360,959	3.97	16,072,817	347,856	4.36
Due from banks - interest-bearing	621,146	820	0.27	214,535	270	0.25
Federal funds sold and securities purchased under resale agreements	317,569	2,848	1.81	215,880	2,690	2.51
Securities	8,626,844	91,699	2.13	9,329,014	90,660	1.94
Other interest-earning assets	74,538	2,375	6.42	100,364	2,035	4.09
Total interest-earning assets	27,960,398	458,701	3.31	25,932,610	443,511	3.45
Allowance for loan and lease losses	(325,595)			(326,483)
Cash and due from banks	217,631			128,596
Other non-earning assets	1,851,746			1,853,985
Total assets	$29,704,180			$27,588,708

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,373,545	$710	0.06%	$2,195,086	$807	0.07%
Money market accounts	6,492,299	2,242	0.07	5,725,378	3,242	0.11
Savings deposits	458,293	136	0.06	416,652	214	0.10
Time deposits - under $100,000	171,749	179	0.21	196,363	360	0.37
Time deposits - $100,000 and over	467,224	927	0.40	656,425	1,307	0.40
Total interest-bearing deposits	9,963,110	4,194	0.08	9,189,904	5,930	0.13

Federal funds purchased and securities sold under repurchase agreements	470	—	0.07	606,058	400	0.13
Other borrowings	738,021	22,316	6.10	1,188,474	22,473	3.81
Total interest-bearing liabilities	10,701,601	26,510	0.50	10,984,436	28,803	0.53
Noninterest-bearing deposits	15,680,222			13,576,936
Other liabilities	516,938			469,454
Total equity	2,805,419			2,557,882
Total liabilities and equity	$29,704,180			$27,588,708

Net interest spread			2.81%			2.92%
Fully taxable-equivalent net interest and dividend income		$432,191			$414,708
Net interest margin			3.12%			3.22%
Less: Dividend income included in other income		2,375			2,035
Fully taxable-equivalent net interest income		$429,816			$412,673

(1)	Certain prior period balances have been reclassified to conform to the current period presentation.
(2)	Net interest income is presented on a fully taxable-equivalent basis.
(3)	Loan income includes loan fees of $15,115 and $12,719 for 2014 and 2013, respectively.
(4)	Includes average nonaccrual loans of $66,116 and $83,945 for 2014 and 2013, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the second quarter and first six months of 2014 and 2013, as well as the second quarter and first six months of 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes in Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2014 vs 2013			2013 vs 2012
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$23,362	$(9,829)	$13,533	$22,848	$(34,909)	$(12,061)
Securities	(996)	4,091	3,095	6,058	(8,156)	(2,098)
Due from banks - interest-bearing	224	(4)	220	(36)	21	(15)
Federal funds sold and securities purchased under resale agreements	381	(459)	(78)	188	1,271	1,459
Other interest-earning assets	(309)	401	92	(142)	521	379
Total interest-earning assets	22,662	(5,800)	16,862	28,916	(41,252)	(12,336)

Interest paid on:
Interest checking deposits	26	(89)	(63)	62	(128)	(66)
Money market deposits	219	(722)	(503)	(30)	(201)	(231)
Savings deposits	10	(41)	(31)	17	(45)	(28)
Time deposits	(243)	(90)	(333)	(67)	(184)	(251)
Total borrowings	(6,139)	6,216	77	4,894	(3,652)	1,242
Total interest-bearing liabilities	(6,127)	5,274	(853)	4,876	(4,210)	666
	$28,789	$(11,074)	$17,715	$24,040	$(37,042)	$(13,002)

	For the six months ended June 30,			For the six months ended June 30,
	2014 vs 2013			2013 vs 2012
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$45,985	$(32,882)	$13,103	$44,165	$(54,089)	$(9,924)
Securities	(7,047)	8,086	1,039	15,925	(18,776)	(2,851)
Due from banks - interest-bearing	536	14	550	(19)	23	4
Federal funds sold and securities purchased under resale agreements	1,045	(887)	158	492	2,092	2,584
Other interest-earning assets	(617)	957	340	(242)	892	650
Total interest-earning assets	39,902	(24,712)	15,190	60,321	(69,858)	(9,537)

Interest paid on:
Interest checking deposits	62	(159)	(97)	125	(298)	(173)
Money market deposits	391	(1,391)	(1,000)	(143)	(693)	(836)
Savings deposits	19	(97)	(78)	37	(77)	(40)
Time deposits	(385)	(176)	(561)	(218)	(402)	(620)
Total borrowings	(19,003)	18,446	(557)	14,816	(10,633)	4,183
Total interest-bearing liabilities	(18,916)	16,623	(2,293)	14,617	(12,103)	2,514
	$58,818	$(41,335)	$17,483	$45,704	$(57,755)	$(12,051)

(1) Includes covered loans.

Net interest income was $219.1 million for the second quarter of 2014, an increase of 10 percent from $199.8 million for the first quarter of 2014, and an 8 percent increase from $202.9 million for the second quarter of 2013. The increase in net interest income from the first quarter of 2014 was largely due to growth in non-covered loans, higher interest income from covered loans and higher interest income from the securities portfolio. The increase in net interest income from the prior-year quarter was due to higher income on loans and securities and lower interest expense on deposits and borrowings. Fully taxable-equivalent net interest income and dividend income was $226.1 million for the second quarter of 2014, compared to $206.1 million for the first quarter of 2014 and $208.4 million for the second quarter of 2013.

Interest income on total loans was $187.0 million for the second quarter of 2014, up 10 percent from the first quarter of 2014 and up 7 percent from the second quarter of 2013. The increase in loan interest income from the prior quarter was driven by growth in the loan portfolio and higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off in the second quarter of 2014. Compared to the year-earlier quarter, the increase in loan interest income was largely due to growth in non-covered loans. Income from accelerated accretable yield recognition during the second quarter of 2014 was $18.7 million, compared to $9.3 million in the first quarter of 2014 and $15.9 million in the year-earlier quarter. Refer to “Covered Assets” included elsewhere in this report for further discussion of interest income on covered loans.

Average loans and leases, excluding covered loans, totaled $18.00 billion for the second quarter of 2014, an increase of 4 percent from $17.34 billion for the first quarter of 2014 and up 16 percent from $15.43 billion for the second quarter of 2013. Average commercial loans grew 4 percent and 18 percent from the first quarter of 2014 and second quarter of 2013, respectively. Average commercial real estate loans grew 3 percent and 18 percent for the same periods. Average covered loans decreased to $643.7 million for the second quarter of 2014 from $696.2 million for the first quarter of 2014 and $909.7 million for the year-ago quarter.

Interest income on securities was $43.5 million for the second quarter of 2014, a 5 percent increase from both $41.6 million for the first quarter of 2014 and $41.2 million for the second quarter of 2013. Average total securities were $8.67 billion for the second quarter of 2014, up by 1 percent from $8.59 billion for the first quarter of 2014 and down 2 percent from $8.87 billion for the year-earlier quarter. The decrease from the second quarter of 2013 was largely due to sales of longer-duration securities in the second half of 2013 to shorten the duration of the investment portfolio in anticipation of higher interest rates.

Total interest expense was $13.2 million for the second quarter of 2014, virtually unchanged from the first quarter of 2014 and down 6 percent from $14.1 million for the second quarter of 2013. Interest expense on borrowings was $11.2 million for the second quarter of 2014, unchanged from $11.2 million for the first quarter of 2014 and up 1 percent from $11.1 million for the second quarter of 2013. The decrease in total interest expense from the year-earlier quarter was attributable to lower expense on interest-bearing deposits.

Interest expense on deposits was $2.1 million for the second quarter of 2014, unchanged from $2.1 million for the first quarter of 2014 and down 31 percent from $3.0 million for the year-earlier quarter. The decrease in interest expense from the year-earlier quarter was due to lower deposit rates. The impact of lower rates more than offset the impact of higher average interest-bearing deposit balances in the second quarter of 2014. Average deposits were $25.91 billion for the second quarter of 2014, up 2 percent from $25.37 billion for the first quarter of 2014, and up 12 percent from $23.12 billion for the second quarter of 2013. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $25.46 billion for the second quarter of 2014, $24.89 billion for the first quarter of 2014 and $22.41 billion for the year-earlier quarter. Average core deposits represented 98 percent of total average deposits for the second and first quarter of 2014, and 97 percent for the second quarter of 2013. Average interest-bearing deposits were $10.03 billion for the second quarter of 2014, up 1 percent from the first quarter of 2014, and up 8 percent from the second quarter of 2013. Average noninterest-bearing deposits were $15.88 billion, up 3 percent from the first quarter of 2014 and up 15 percent from the year-earlier quarter.

Net interest margin was 3.21 percent for the second quarter of 2014, up from 3.02 percent for the first quarter of 2014 and down from 3.24 percent for the second quarter of 2013. The average yield on earning assets for the second quarter of 2014 was 3.39 percent, up 17 basis points from 3.22 percent for the first quarter of 2014 and down 7 basis points from 3.46 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.49 percent, down from 0.51 percent for the first quarter of 2014 and down from 0.54 percent for the same period in 2013. The increase in the net interest margin from the first quarter of 2014 was primarily attributable to higher income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off. The decrease in the net interest margin compared to the year-earlier quarter was primarily due to lower yields on loans and leases and declining volumes of covered loans, partially offset by higher fees and interest recoveries and a lower cost of interest-bearing liabilities.

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

The Company recorded a $1.0 million reversal of provision for credit losses on loans and leases, excluding covered loans, in the three months and six months ended June 30, 2014. The Company recorded no provision for credit losses on loans and leases, excluding covered loans, during the comparable periods in 2013. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under Accounting Standards Codification Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $1.5 million reversal of provision for losses on covered loans during the second quarter of 2014, compared to a $4.7 million provision on covered loans in the first quarter of 2014 and an $11.9 million reversal of provision during the second quarter of 2013. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California, New York and Nevada, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” included elsewhere in this report for further discussion of credit quality.

Noninterest Income

Noninterest income was $101.1 million in the second quarter of 2014, down slightly from the first quarter of 2014 but up 23 percent from the second quarter of 2013. Higher FDIC loss sharing expense in the second quarter of 2014 compared with the first quarter was largely offset by higher wealth management fee income and higher gains on sales of securities and foreclosed assets. The increase from the year-earlier quarter was due largely to strong growth in wealth management fee income, higher gains on sales of foreclosed assets and lower FDIC loss sharing expense. Noninterest income represented 32 percent of the Company’s revenue in the second quarter of 2014, compared to 34 percent in the first quarter of 2014 and 29 percent for the second quarter of 2013.

The following table provides a summary of noninterest income by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2014	2014	2013
Trust and investment fees	$54,599	$53,306	$49,830
Brokerage and mutual fund fees	14,240	10,042	8,107
Total wealth management fees	68,839	63,348	57,937
Cash management and deposit transaction charges	12,128	12,033	12,880
International services	11,483	10,395	10,911
FDIC loss sharing expense, net	(24,161)	(7,083)	(26,477)
Other noninterest income	20,853	17,607	20,401
Total noninterest income before gain (loss)	89,142	96,300	75,652
Gain on disposal of assets	6,838	2,826	949
Gain on sale of securities	5,367	2,122	5,790
Impairment loss on securities	(248)	—	(182)
Total noninterest income	$101,099	$101,248	$82,209

Wealth Management

The Company provides various trust, investment and wealth advisory services to its individual, institutional and business clients. The Company delivers these services through the Bank’s wealth management division as well as through its wealth management affiliates. Trust services are provided only by the Bank. Trust and investment fee revenue includes fees from trust, investment and asset management, and other wealth advisory services. The majority of these fees are based on the market value of client assets managed, advised, administered or held in custody. The remaining portion of these fees is based on the specific service provided, such as estate and financial planning services, or may be fixed fees. For those fees based on market valuations, the mix of assets held in client accounts, as well as the type of managed account, impacts how closely changes in trust and investment fee income correlate with changes in the financial markets. Changes in market valuations are reflected in fee income on a trailing day, month or quarter basis. Also included in total trust and investment fees is the Company’s portion of income from certain investments accounted for under the equity method. Trust and investment fees were $54.6 million for the second quarter of 2014, an increase of 2 percent from $53.3 million for the first quarter of 2014 and an increase of 10 percent from $49.8 million for the second quarter of 2013. The increases compared to prior periods were largely due to the growth in assets under management (“AUM”) generated through asset inflows and market appreciation. Money market mutual fund and brokerage fees were $14.2 million for the second quarter of 2014, an increase of 42 percent from $10.0 million for the first quarter of 2014, and up 76 percent from $8.1 million for the year-earlier quarter. Second quarter 2014 brokerage and mutual fund fees included the recognition of $3.8 million in performance fees related to the merger of two funds. The higher fee income was partially offset by a $1.9 million increase in legal and professional fees for sub-advisory expense related to the merged funds. See “Noninterest Expense” below. The increase in fee income compared to the second quarter of 2013 was also due to asset inflows and market appreciation.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	June 30,		%	March 31,	%
(in millions)	2014	2013	Change	2014	Change

Assets Under Management	$47,124	$41,257	14	$46,374	2

Assets Under Administration
Brokerage	5,218	5,251	(1)	5,628	(7)
Custody and other fiduciary	13,438	13,247	1	14,398	(7)
Subtotal	18,656	18,498	1	20,026	(7)
Total assets under management or administration (1)	$65,780	$59,755	10	$66,400	(1)

(1)

Excludes $27.85 billion, $26.09 billion and $25.11 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2014, March 31, 2014 and June 30, 2013, respectively.

AUM totaled $47.12 billion as of June 30, 2014, up 14 percent from the year-earlier quarter and up 2 percent from the first quarter of 2014. Assets under management or administration were $65.78 billion at June 30, 2014, an increase of 10 percent from the year-earlier quarter but down 1 percent from the first quarter of 2014. The growth in AUM from the prior year period was primarily attributable to the addition of client assets and higher market valuations.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	June 30, 2014	March 31, 2014	June 30, 2013
Equities	49%	48%	46%
U.S. fixed income	26	27	25
Cash and cash equivalents	15	16	18
Other (1)	10	9	11
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2014 were $12.1 million, up 1 percent from the first quarter of 2014 and down 6 percent from the second quarter of 2013. The decrease from the year-earlier quarter was due largely to higher deposit balances used to offset service charge fees.

International services income for the second quarter of 2014 was $11.5 million, up 10 percent from the first quarter of 2014, and up 5 percent from the year-earlier quarter. International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The increases from prior periods were due to increased client activity and the addition of new clients.

Net FDIC loss sharing expense increased to $24.2 million for the second quarter of 2014 from $7.1 million for the first quarter of 2014. Net FDIC loss sharing expense was $26.5 million for the year-earlier quarter. See “Covered Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $6.8 million in the second quarter of 2014, compared to $2.8 million in the first quarter of 2014 and $0.9 million in the year-earlier quarter. The increase from the prior periods was due primarily to the sale of assets that served as collateral for previously charged-off loans, as well as higher gains recognized on the sale of covered and non-covered OREO.

The Company recognized net gains on sales of securities of $5.4 million during the second quarter of 2014. Net gains on sales of securities were $2.1 million in the first quarter of 2014 and $5.8 million for the second quarter of 2013. Impairment losses of $0.2 million were recognized in earnings on securities available-for-sale in the second quarter of 2014 and 2013. There were no impairment losses recognized in earnings on securities available-for-sale in the first quarter of 2014.

Other income for the second quarter of 2014 was $20.9 million, up 18 percent from $17.6 million for the first quarter of 2014, and up 2 percent from $20.4 million for the second quarter of 2013. The increase from the first quarter of 2014 was due primarily to higher lease residual income and credit card and interchange fees. Compared to the year-earlier quarter, the increase was mainly due to higher income from private equity investments and credit card and interchange fee income, largely offset by lower income from client swap transactions in the second quarter of 2014.

Noninterest Expense

Noninterest expense was $225.6 million for the second quarter of 2014, up 5 percent from $214.9 million for the first quarter of 2014, and up 7 percent from $211.4 million for the second quarter of 2013. The following table provides a summary of noninterest expense by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2014	2014	2013

Salaries and employee benefits	$138,859	$136,833	$127,168

All other:
Net occupancy of premises	16,595	16,094	16,205
Legal and professional fees	18,393	12,950	13,514
Information services	9,463	9,346	9,183
Depreciation and amortization	7,885	7,828	8,249
Amortization of intangibles	1,454	1,487	1,931
Marketing and advertising	8,982	9,775	8,293
Office services and equipment	5,287	4,910	5,034
Other real estate owned	2,372	1,433	4,385
FDIC assessments	2,765	1,391	3,663
Other operating	13,567	12,846	13,804
Total all other	86,763	78,060	84,261
Total noninterest expense	$225,622	$214,893	$211,429

Salaries and employee benefits expense was $138.9 million for the second quarter of 2014, up 1 percent from $136.8 million for the first quarter of 2014, and up 9 percent from $127.2 million for the year-earlier quarter. Full-time equivalent staff was 3,638 at June 30, 2014, up from 3,587 at March 31, 2014 and 3,551 at June 30, 2013. The increase in salaries and employee benefits expense in the second quarter compared with the prior and year-earlier quarters was primarily attributable to the addition of staff and higher incentive compensation. The increase in incentive compensation expense in the second quarter of 2014 compared with the first quarter was partially offset by lower payroll taxes.

Salaries and employee benefits expense for the second quarter of 2014 includes $5.2 million of share-based compensation expense compared with $5.4 million for the first quarter of 2014 and $5.4 million for the year-earlier quarter. The decrease from the first quarter of 2014 was attributable to expense associated with cash-settled restricted stock units, which fluctuates based on the Company’s stock price. Cash-settled restricted stock unit expense was higher during the first quarter of 2014 due to a higher average stock price during that quarter. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $86.8 million for the second quarter of 2014, up 11 percent from $78.1 million for the first quarter of 2014 and 3 percent from $84.3 million for the second quarter of 2013. The increase from the first quarter of 2014 was mostly due to higher legal and professional fees, OREO expense and FDIC assessments. The increase from the year-earlier quarter was primarily due to higher legal and professional fees that were partially offset by lower OREO expense and FDIC assessments.

Legal and professional fees were $18.4 million for the second quarter of 2014, up 42 percent from $13.0 million in the first quarter of 2014, and up 36 percent from $13.5 million in the year-earlier quarter. The increase from the first quarter of 2014 and second quarter of 2013 was primarily due to higher legal and professional fees recognized in the current quarter from collection and defense matters, and $1.9 million of sub-advisory fees associated with the merger of two City National Rochdale funds. Legal and professional fees associated with covered loans and OREO declined to $1.0 million for the second quarter of 2014, from $1.6 million for the first quarter of 2014 and $1.7 million for the second quarter of 2013. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expense is reimbursable by the FDIC at 80 percent.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Non-covered OREO expense
Valuation write-downs	$—	$61	$14	$171
Holding costs and foreclosure expense	72	246	178	458
Total non-covered OREO expense	$72	$307	$192	$629
Covered OREO expense
Valuation write-downs	$934	$2,184	$1,089	$5,219
Holding costs and foreclosure expense	1,366	1,894	2,524	3,787
Total covered OREO expense	$2,300	$4,078	$3,613	$9,006

Total OREO expense	$2,372	$4,385	$3,805	$9,635

Covered Assets

The following table summarizes the components of income and expense related to covered assets for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Interest income on covered loans
Base yield	$12,379	$16,730	$24,907	$33,221
Income on loans paid-off or fully charged-off	18,682	15,880	28,006	31,505
Total interest income on covered loans	$31,061	$32,610	$52,913	$64,726

(Reversal of) provision for losses on covered loans
(Reversal of) provision for losses on covered loans	$(1,461)	$(11,927)	$3,194	$(2,035)

Noninterest income related to covered assets

FDIC loss sharing expense, net
Loss on indemnification asset	$(4,392)	$(13,102)	$(793)	$(2,486)
Indemnification asset amortization	(3,320)	(4,746)	(6,484)	(9,645)
Net FDIC reimbursement for OREO and loan expenses	2,160	4,995	3,813	10,188
Removal of indemnification asset for loans paid-off or fully charged-off	(4,994)	(7,650)	(7,993)	(13,723)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(773)	(1,163)	(1,449)	(3,732)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(1,827)	(428)	(2,138)	(1,272)
Loan recoveries shared with FDIC	(9,866)	(4,095)	(14,088)	(9,076)
Increase in FDIC clawback liability	(1,149)	(288)	(2,112)	(1,083)
Total FDIC loss sharing expense, net	(24,161)	(26,477)	(31,244)	(30,829)

Gain on disposal of assets
Net gain on sale of OREO	2,613	616	3,002	1,590

Other income
Net gain on transfers of covered loans to OREO	867	1,445	1,730	4,951
Amortization of fair value on acquired unfunded loan commitments	218	283	433	677
OREO income	289	456	724	1,282
Other	543	(318)	387	(652)
Total other income	1,917	1,866	3,274	6,258

Total noninterest income related to covered assets	$(19,631)	$(23,995)	$(24,968)	$(22,981)

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$934	$2,184	$1,089	$5,219
Holding costs and foreclosure expense	1,366	1,894	2,524	3,787
Total other real estate owned	2,300	4,078	3,613	9,006

Legal and professional fees	992	1,701	2,572	3,721

Other operating expense
Other covered asset expenses	5	16	24	30

Total noninterest expense related to covered assets (2)	$3,297	$5,795	$6,209	$12,757

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

The Company accounts for its covered loans under ASC 310-30. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. These loans were recorded at fair value at the time of acquisition. In connection with its FDIC-assisted acquisitions, the Company entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Company for 80 percent of eligible losses with respect to covered loans, OREO and unfunded loan commitments. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their initial estimated fair value on the date of acquisition.

Covered Loan Base Yield and FDIC Indemnification Asset Amortization/Accretion

For covered loans, the excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as “accretable yield.” The accretion of this amount is recognized in interest income over the expected life of the covered loans and is herein referred to as “base yield.” For the FDIC indemnification asset, the difference between the cash flows the Company expects to collect from the FDIC (“FDIC cash flows”) and the carrying value of the indemnification asset is amortized or accreted into noninterest income up until the expiration date of the FDIC loss sharing. Both the base yield and the amortization or accretion of the indemnification asset are calculated using a level yield method that takes into consideration the remaining life of the covered loans and the terms of the FDIC loss-sharing agreements.

The quarterly review and update of cash flow projections (further discussed below) may adjust the rates used for loan accretion and indemnification asset amortization or accretion. As credit improves, expected loan cash flows will generally improve, resulting in higher accretable yield. Accordingly, as credit improves, expected FDIC cash flows will decrease, resulting in a larger difference between FDIC cash flows and indemnification asset carrying value. Such increases would result in higher rates of loan accretion and indemnification asset amortization.

The Company recorded base yield on covered loans of $12.4 million in the second quarter of 2014, compared to $12.5 million in the first quarter of 2014 and $16.7 million in the second quarter of 2013. The decrease in base yield on covered loans compared to prior periods was a result of portfolio run-off. Average covered loans were $643.7 million during the second quarter of 2014, down from $696.2 million during the first quarter of 2014 and $909.7 million for the year-earlier quarter. The Company recorded indemnification asset amortization expense of $3.3 million in the second quarter of 2014, compared to $3.2 million and $4.7 million for the first quarter of 2014 and second quarter of 2013, respectively. The indemnification asset amortization expense did not change significantly from prior periods because the effects of portfolio run-off were offset by an increase in the rate of amortization, which was higher due to portfolio credit improvement.

Quarterly Update of Cash Flow Projections

The Company reviews and updates cash flow projections on covered loans and the related FDIC loss-sharing agreements on a quarterly basis. These projections take into consideration such inputs as the contractual terms of the covered loans, the contractual terms of the FDIC loss-sharing agreements, credit assumptions and prepayment assumptions. The quarterly update of cash flow projections impacts the following balance sheet and income statement items:

Balance Sheet Line Item	Corresponding Income Statement Line Item
Covered loan	Base yield in interest income

Allowance for losses on covered loans	(Reversal of) provision for losses on covered loans

FDIC indemnification asset	FDIC loss sharing income or expense, net
- Gain or loss on indemnification asset
- Indemnification asset amortization or accretion (on a prospective basis)

FDIC clawback liability	FDIC loss sharing income or expense, net
- Increase or decrease in FDIC clawback liability

Generally, for covered loans, decreases in estimated loan cash flows over those expected at the acquisition date and subsequent measurement periods are recognized by recording a provision for losses on covered loans. Decreases in estimated loan cash flows are typically accompanied by higher expected losses which would result in increases in FDIC cash flows. Increases in expected FDIC cash flows are recognized as gains on the FDIC indemnification asset.

Increases in estimated loan cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively, after previously recorded allowances are reversed. Increases in estimated loan cash flows are typically accompanied by lower expected losses which would result in decreases in FDIC cash flows. Decreases in expected FDIC cash flows are recognized as indemnification asset amortization expense on a prospective basis, after previously recorded gains on the indemnification asset have been reversed.

The FDIC clawback liability represents contingent consideration expected to be paid to the FDIC. The Company is required to reimburse the FDIC if actual cumulative losses are lower than the adjusted intrinsic losses contractually set forth in the FDIC loss-sharing agreements. The total FDIC clawback liability may increase as actual and expected losses decrease. The liability to the FDIC may decrease if actual and expected losses grow. The Company measures the FDIC clawback liability at fair value.

As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded a $1.5 million reversal of provision for losses on covered loans during the second quarter of 2014, compared to a $4.7 million provision for losses in the first quarter of 2014 and an $11.9 million reversal of provision during the second quarter of 2013. Loss on indemnification asset was $4.4 million in the second quarter of 2014, compared to a gain of $3.6 million and a loss of $13.1 million for the first quarter of 2014 and second quarter of 2013, respectively. Expense from the increase in FDIC clawback liability was $1.1 million, $1.0 million and $0.3 million for the second quarter of 2014, first quarter of 2014, and second quarter of 2013, respectively. The provision for losses on covered loans, the gain on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. During the second quarter of 2014, the expected lifetime cash flows of the covered loan portfolio improved. The covered loans that were removed, mostly due to pay-offs, performed better than previously expected. Loans are removed when they have been fully paid off, fully charged-off, sold or transferred to OREO. The credit performance of the remaining covered loans improved, which resulted in the recognition of the reversal of provision for losses on covered loans and the loss on indemnification asset during the second quarter of 2014 and the year-earlier quarter. The provision for losses on covered loans and the gain on indemnification asset in the first quarter of 2014 were attributable to credit deterioration for the remaining covered loans during the quarter. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans and related FDIC loss-sharing agreements on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense or provision reversal, gain or loss on indemnification asset and changes in FDIC clawback liability may be recognized in future periods.

Covered Asset Removals

A covered asset removal event occurs when a loan is fully paid-off, fully charged-off, sold or transferred to OREO, or when OREO is liquidated. The difference between the carrying value of the covered asset and the cash or non-cash proceeds received upon its removal is recognized as a gain or loss in the income statement. The gain or loss on covered loans that are fully paid-off and fully charged-off, also referred to as “net accelerated accretable yield recognition,” is recorded in interest income. Gain or loss recognized on the transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral, and is recognized in other noninterest income. The Company also recognizes gains and losses from the sale of covered OREO through noninterest income.

When a covered asset is removed, the FDIC indemnification asset associated with the covered asset is also removed. The FDIC indemnification asset balance associated with unfunded loan commitments is also removed when an unfunded commitment has been funded. The difference between the FDIC indemnification asset and the expected payment from the FDIC for the removed asset represents the expense or income on removal of the indemnification asset. These amounts are recognized in FDIC loss sharing income or expense.

Interest income from net accelerated accretable yield recognition increased to $18.7 million in the second quarter of 2014, compared to $9.3 million in the first quarter of 2014 and $15.9 million in the year-earlier quarter. The net expense from the removal of indemnification asset for loans that were paid off or fully charged-off was $5.0 million, $3.0 million and $7.7 million in the second quarter of 2014, first quarter of 2014 and second quarter of 2013, respectively. The increase in both balances in the second quarter of 2014 compared to the first quarter of 2014 was due to higher volumes of covered loans that were paid off or fully charged-off.

Net gains on transfers of covered loans to OREO were $0.9 million in both the second and first quarter of 2014, down from $1.4 million in the year-earlier quarter. Net gain on sale of covered OREO was $2.6 million in the second quarter of 2014, an increase from $0.4 million in the first quarter of 2014 and $0.6 million in the year-earlier quarter. Total net expense from the removal of the indemnification asset for all other covered asset removals, which excludes the removal of indemnification asset for loans that were paid off or fully charged-off, was $2.6 million in the second quarter of 2014, $1.0 million in the first quarter of 2014 and $1.6 million in the year-earlier quarter. The increase in net gain on sale of covered OREO and related expense from the indemnification asset recognized in the second quarter of 2014 was driven by higher OREO sale volume.

Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as “Loan recoveries shared with FDIC” under FDIC loss sharing income or expense. The Company recognized expenses of $9.9 million in the second quarter of 2014, $4.2 million in the first quarter of 2014 and $4.1 million in the year-earlier quarter. The Company recognized significant loan recoveries during the first two quarters of 2014 and past two years as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

Other Expenses

Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in the table above may not be reimbursable by the FDIC. The FDIC reimbursements related to qualified expenses are recognized as income in “Net FDIC reimbursement for OREO and loan expenses” under FDIC loss sharing income or expense.

Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $2.3 million for the second quarter of 2014, up from $1.3 million for the first quarter of 2014, but down from $4.1 million for the year-earlier quarter. The decrease in total OREO expense from the prior-year period was due primarily to lower OREO volume and improvements in property values. Legal and professional fees related to covered assets were $1.0 million in the second quarter of 2014, down from $1.6 million in the first quarter of 2014 and $1.7 million in the year-earlier quarter. Correspondingly, net FDIC reimbursement for these expenses of $2.2 million for the second quarter of 2014 increased from $1.7 million for the first quarter of 2014, but was down from $5.0 million for the second quarter of 2013.

Other Information on the FDIC Indemnification Asset

The following table is a summary of activity in the FDIC indemnification asset for the three and six months ended June 30, 2014 and 2013:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$84,851	$142,906	$89,227	$150,018
Indemnification asset amortization	(3,320)	(4,746)	(6,484)	(9,645)
Loss on indemnification asset	(4,392)	(13,102)	(793)	(2,486)
Reductions (1)	(9,101)	(7,763)	(13,912)	(20,592)
Balance, end of period	$68,038	$117,295	$68,038	$117,295

(1)	The FDIC indemnification asset is reduced upon covered asset removals, funding of covered unfunded loan commitments, partial charge-offs and OREO write-downs.

The indemnification asset amortization, gain on indemnification asset, and the impact of the reduction of indemnification asset for covered asset removals and funding of unfunded commitments are recognized in the FDIC loss sharing income or expense line item on the consolidated statements of income.

When a covered asset is charged-off or written down and is subject to FDIC reimbursement under the FDIC loss-sharing agreements, the Company records the estimated amount of reimbursement in an FDIC receivable account, which is classified in the Other Assets line of the consolidated balance sheet.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18, Segment Results, of the Notes to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $47.8 million for the second quarter of 2014 from $36.9 million for the second quarter of 2013. Net income for the six months ended June 30, 2014 was $87.2 million, up from $72.2 million for the year-earlier period. The increase from the prior year quarter was largely due to higher net interest income and noninterest income, partially offset by a lower reversal of provision for losses on covered loans. Net interest income increased to $208.4 million for the second quarter of 2014 from $185.0 million for the year-earlier quarter. Net interest income for the six months ended June 30, 2014 increased to $398.2 million from $369.0 million for the same period in 2013. The increase in net interest income from the year-earlier periods was largely attributable to an increase in interest income from non-covered loans driven by loan growth and lower deposit rates. Average loans, excluding covered loans, increased to $17.90 billion, or by 16 percent, for the second quarter of 2014 from $15.38 billion for the year-earlier quarter. Average loans, excluding covered loans, increased to $17.59 billion, or by 17 percent, for the six months ended June 30, 2014 from $15.07 billion for the year-earlier period. Average covered loans were $643.7 million for the second quarter of 2014, compared to $909.7 million for the second quarter of 2013, and $669.8 million for the first six months of 2014 compared to $949.4 million for the same period in 2013. The growth in net interest income was also a result of an increase in deposits, as the Asset Liability Funding Center (‘‘Funding Center’’), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits increased to $25.58 billion for the three months ended June 30, 2014 from $22.41 billion for the year-earlier quarter, and increased to $25.32 billion for the six months ended June 30, 2014 from $22.13 billion for the same period in 2013, reflecting a 14 percent increase for both respective periods. The growth in average deposits compared with the prior-year period was driven by new client relationships and growth in deposits of existing clients.

The segment recorded a $1.0 million reversal of provision for credit losses on loans and leases, excluding covered loans, for the three months and six months ended June 30, 2014, while no provision was recorded for the same periods in 2013. On covered loans, the segment recorded a $1.5 million reversal of provision for losses and a $3.2 million provision during the three months and six months ended June 30, 2014, respectively, compared to an $11.9 million and $2.0 million reversal of provision for losses during the three months and six months ended June 30, 2013, respectively. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision. Refer to “Results of Operations—Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Noninterest income for the second quarter of 2014 was $40.9 million, up 34 percent from $30.6 million for the prior-year quarter. Noninterest income for the six months ended June 30, 2014 increased 10 percent to $89.1 million compared to $80.8 million for the year-earlier period. The increase from the prior periods was due primarily to the sale of assets that served as collateral for previously charged-off loans, as well as higher gains recognized on the sale of covered and non-covered OREO. Noninterest expense, including depreciation and amortization, increased to $182.7 million, or by 4 percent, for the second quarter of 2014 from $174.9 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $357.6 million, or by 2 percent, for the first half of 2014 from $349.4 million for the same period in 2013.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $7.3 million for the second quarter of 2014, an increase from net income of $5.4 million for the year-earlier quarter. Net income attributable to CNC for the six months ended June 30, 2014 was $13.5 million compared to $9.8 million for the year-earlier period. Noninterest income increased 19 percent to $69.5 million for the second quarter of 2014 from $58.5 million for the year-earlier quarter, and by 17 percent to $133.6 million for the six months ended June 30, 2014 from $113.9 million for the same period in 2013. The increases from the year-earlier periods were mainly due to higher wealth management fees, driven by asset inflows and equity markets appreciation. Additionally, second quarter 2014 brokerage and mutual fund fees included the recognition of $3.8 million in performance fees related to the merger of two funds. Refer to “Results of Operations—Noninterest Income—Wealth Management” included elsewhere in this report for further discussion of the factors impacting fee income for the Wealth Management segment. Noninterest expense, including depreciation and amortization, was $58.9 million for the second quarter of 2014, an increase of 16 percent from $50.6 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 14 percent to $113.4 million in the first six months of 2014 from $99.5 million in the year-earlier period. The increase in expense compared with the year-earlier period was primarily due to higher incentive compensation expense and sub-advisory expenses, which included $1.9 million in expense related to the merged funds.

Other

Net income for the Other segment decreased to $11.7 million for the second quarter of 2014 from $17.4 million for the second quarter of 2013. Net income decreased to $20.5 million for the six months ended June 30, 2014, from $29.3 million for the same period in 2013. The decrease in net income was due mostly to lower net interest income, partially offset by lower noninterest expense. Net interest income was $10.2 million and $19.9 million for the three and six months ended June 30, 2014, respectively, down from $17.6 million and $34.4 million for the same periods in 2013. The Funding Center, which is included in the Other segment and is used for funds transfer pricing, charges the business line units for loans and pays them for generating deposits. During the second quarter of 2014, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment.

Noninterest income (loss) increased to ($9.3) million for the current quarter from ($6.8) million for the year-earlier quarter. Noninterest income (loss) increased to ($20.4) million for the six months ended June 30, 2014 from ($19.0) million for the year-earlier period. The change in noninterest income (loss) for the three and six months ended June 30, 2014 compared with the same periods in 2013 was primarily due to an increase in the elimination of inter-segment revenues (recorded in the Other segment) due to higher wealth management income compared to the year-earlier periods.

Income Taxes

The Company recognized income tax expense of $29.8 million during the second quarter of 2014, compared with tax expense of $26.3 million in the first quarter of 2014 and $25.4 million in the year-earlier quarter. The effective tax rate was 30.7 percent of pretax income for the second quarter of 2014, compared with 32.3 percent for the first quarter of 2014 and 29.7 percent for the year-earlier quarter. The lower tax rate during the second quarter of 2014, when compared to the prior quarter was attributable to tax refunds resulting from ordinary tax audits during 2014. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments. See Note 13, Income Taxes, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $30.82 billion at June 30, 2014, an increase of 13 percent from $27.38 billion at June 30, 2013 and 4 percent from $29.72 billion at December 31, 2013. Average assets for the second quarter of 2014 increased to $29.98 billion from $27.47 billion for the second quarter of 2013. Total average interest-earning assets for the second quarter of 2014 were $28.28 billion, up from $25.82 billion for the second quarter of 2013. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At June 30, 2014, the Company had total securities of $8.83 billion, comprised of securities available-for-sale at fair value of $5.33 billion, securities held-to-maturity at amortized cost of $3.42 billion and trading securities at fair value of $86.1 million. The Company had total securities of $9.28 billion at December 31, 2013, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million. At June 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $7.04 billion, securities held-to-maturity at amortized cost of $1.50 billion and trading securities at fair value of $48.7 million. The increase in the held-to-maturity category from the year-earlier quarter was due primarily to the transfer of $994.3 million of debt securities from the available-for-sale category to the held-to-maturity category during the fourth quarter of 2013. The transfer was made as part of a change in the Company’s strategy to mitigate the potential volatility of higher interest rates on market values in the available-for-sale securities portfolio. The decrease in total securities from December 31, 2013 is due to growth in loan balances in excess of deposit growth.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	June 30, 2014		December 31, 2013		June 30, 2013
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$36,213	$36,258	$35,312	$35,335	$30,293	$30,285
Federal agency - Debt	1,027,192	1,026,516	1,417,509	1,410,536	987,467	980,025
Federal agency - MBS	121,501	123,229	156,399	157,226	422,699	438,182
CMOs - Federal agency	3,552,834	3,539,319	4,037,348	3,997,298	4,736,335	4,728,613
CMOs - Non-agency	27,168	26,903	38,383	37,462	47,079	45,327
State and municipal	384,359	392,593	407,312	415,995	457,869	466,760
Other debt securities	174,723	177,987	175,091	178,822	351,171	350,244
Total available-for-sale debt securities	5,323,990	5,322,805	6,267,354	6,232,674	7,032,913	7,039,436
Equity securities and mutual funds	621	5,687	337	8,443	337	5,135
Total available-for-sale securities	$5,324,611	$5,328,492	$6,267,691	$6,241,117	$7,033,250	$7,044,571

Securities held-to-maturity (1):
Federal agency - Debt	$302,918	$306,381	$178,413	$173,424	$109,562	$108,033
Federal agency - MBS	554,421	559,691	445,360	434,435	315,529	308,011
CMOs - Federal agency	1,883,461	1,889,954	1,781,219	1,742,437	797,715	783,754
State and municipal	579,473	587,591	454,155	435,562	281,167	266,759
Other debt securities	98,080	98,367	98,696	98,077	—	—
Total held-to-maturity securities	$3,418,353	$3,441,984	$2,957,843	$2,883,935	$1,503,973	$1,466,557

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $5.33 billion available-for-sale portfolio was 2.2 years at June 30, 2014, down from 3.2 years at June 30, 2013 and 2.4 years at December 31, 2013. The decrease in average duration reflects the transfer of debt securities from the available-for-sale category to the held-to-maturity category in the fourth quarter of 2013 and a rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio. The decrease was also partly the result of the sale of some longer duration securities from the available-for-sale portfolio in the second half of 2013.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At June 30, 2014, the available-for-sale securities portfolio had a net unrealized gain of $3.9 million, consisting of $49.1 million of unrealized gains and $45.2 million of unrealized losses. At December 31, 2013, the available-for-sale securities portfolio had a net unrealized loss of $26.6 million, comprised of $56.1 million of unrealized gains and $82.6 million of unrealized losses. At June 30, 2013, the available-for-sale securities portfolio had a net unrealized gain of $11.3 million, comprised of $89.7 million of unrealized gains and $78.4 million of unrealized losses. The net unrealized gain at June 30, 2014 compared to the net unrealized loss at December 31, 2013 was due to lower market rates. The decrease in the unrealized gain compared to June 30, 2013 was primarily due to an increase in medium and long-term interest rates as well as an overall decrease in the size of the available-for-sale portfolio.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$23,194	$13,064	$—	$—	$36,258
Federal agency - Debt	639,733	347,513	39,270	—	1,026,516
Federal agency - MBS	—	105,432	17,797	—	123,229
CMOs - Federal agency	98,070	3,236,456	204,793	—	3,539,319
CMOs - Non-agency	2,237	24,666	—	—	26,903
State and municipal	100,959	288,314	—	3,320	392,593
Other	58,751	119,236	—	—	177,987
Total debt securities available-for-sale	$922,944	$4,134,681	$261,860	$3,320	$5,322,805

Amortized cost	$919,336	$4,135,324	$265,930	$3,400	$5,323,990

Securities held-to-maturity:
Federal agency - Debt	$—	$26,000	$86,170	$190,748	$302,918
Federal agency - MBS	—	75,854	467,171	11,396	554,421
CMOs - Federal agency	—	805,601	1,077,860	—	1,883,461
State and municipal	—	80,107	399,352	100,014	579,473
Other	—	98,080	—	—	98,080
Total debt securities held-to-maturity at amortized cost	$—	$1,085,642	$2,030,553	$302,158	$3,418,353

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

The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2014 and 2013, respectively. The Company recognized $0.3 million and $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at June 30, 2014 and 2013, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2014 and 2013.

Of the total securities available-for-sale in an unrealized loss position at June 30, 2014, approximately $739.0 million of securities with unrealized losses of $2.0 million were in a continuous unrealized loss position for less than 12 months, and $1.67 billion of securities with unrealized losses of $43.2 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities. At December 31, 2013, approximately $2.71 billion of securities with unrealized losses of $44.3 million were in a continuous unrealized loss position for less than 12 months and $784.3 million of securities with unrealized losses of $38.4 million were in a continuous loss position for more than 12 months. At June 30, 2013, approximately $3.91 billion of securities with unrealized losses of $72.6 million were in a continuous unrealized loss position for less than 12 months and $27.7 million of securities with unrealized losses of $5.8 million were in a continuous loss position for more than 12 months. Unrealized losses on debt securities generally decreased in the first half of 2014 compared to December 31, 2013 due to lower market interest rates. Unrealized losses decreased compared to the year-earlier period largely due to the decrease in the size of the available-for-sale portfolio.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands) (1)	2014	2013	2013
Commercial	$8,230,112	$7,562,300	$6,910,175
Commercial real estate mortgages	3,464,918	3,223,001	2,978,975
Residential mortgages	4,814,435	4,554,311	4,153,051
Real estate construction	457,557	367,004	340,002
Home equity loans and lines of credit	716,816	709,344	700,681
Installment	183,518	151,955	149,438
Lease financing	607,432	602,523	586,930
Loans and leases, excluding covered loans	18,474,788	17,170,438	15,819,252
Less: Allowance for loan and lease losses	(311,276)	(302,584)	(289,914)
Loans and leases, excluding covered loans, net	18,163,512	16,867,854	15,529,338

Covered loans	605,770	716,911	867,996
Less: Allowance for loan losses	(9,103)	(15,922)	(24,414)
Covered loans, net	596,667	700,989	843,582

Total loans and leases	$19,080,558	$17,887,349	$16,687,248
Total loans and leases, net	$18,760,179	$17,568,843	$16,372,920

(1)         Commercial loans as of December 31, 2013 and June 30, 2013 have been corrected to include $158.2 million and $136.3 million, respectively, of loans that were previously reported as lease financing. Real estate construction loans as of June 30, 2013 have been corrected to include $122.2 million of loans that were previously reported as commercial real estate mortgages.

Total loans and leases were $19.08 billion, $17.89 billion and $16.69 billion at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Total loans, excluding covered loans, were $18.47 billion, $17.17 billion and $15.82 billion at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Total loans and leases, excluding covered loans, at June 30, 2014 increased 8 percent from December 31, 2013 and 17 percent from June 30, 2013. Commercial loans, including lease financing, were up 8 percent from year-end 2013 and 18 percent from the year-earlier quarter. Commercial real estate mortgage loans increased by 8 percent from year-end 2013 and 16 percent from the year-earlier quarter. Residential mortgages grew by 6 percent and 16 percent from the same periods, respectively. Real estate construction loans increased 25 percent from year-end 2013 and 35 percent from the second quarter of 2013.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $605.8 million at June 30, 2014, $716.9 million as of December 31, 2013 and $868.0 million as of June 30, 2013. Covered loans, net of allowance for loan losses, were $596.7 million as of June 30, 2014, $701.0 million as of December 31, 2013 and $843.6 million as of June 30, 2013.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2014	2013	2013
Commercial	$6,992	$10,009	$8,675
Commercial real estate mortgages	568,902	666,628	789,521
Residential mortgages	5,525	4,976	5,560
Real estate construction	20,742	31,184	60,007
Home equity loans and lines of credit	3,342	3,695	3,673
Installment	267	419	560
Covered loans	605,770	716,911	867,996
Less: Allowance for loan losses	(9,103)	(15,922)	(24,414)
Covered loans, net	$596,667	$700,989	$843,582

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at June 30, 2014 totaled $3.79 billion or 14 percent of total loan commitments, compared to $3.49 billion or 13 percent at December 31, 2013 and $3.11 billion or 13 percent at June 30, 2013. Outstanding loan balances on purchased SNCs were $1.83 billion, or approximately 10 percent of total loans outstanding, excluding covered loans, at June 30, 2014, compared to $1.60 billion or 9 percent at December 31, 2013 and $1.39 billion or 9 percent at June 30, 2013.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2014, total loans for construction, land development and other land represented 17 percent of total risk-based capital; total CRE loans represented 126 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 9 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York and Nevada, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 73 percent of total loans outstanding and New York and Nevada represented 9 percent and 2 percent, respectively, as of June 30, 2014. The remaining 16 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at June 30, 2014 are Los Angeles (39 percent), Orange (5 percent), San Diego (3 percent), San Bernardino (2 percent) and Ventura (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (35 percent), Orange (8 percent), San Diego (8 percent), Santa Clara (4 percent) and San Bernardino (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (26 percent), San Diego (14 percent), Orange (12 percent), Ventura (8 percent) and Alameda (7 percent).

Within the Company’s covered loan portfolio at June 30, 2014, the five states with the largest concentration were California (35 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (5 percent). The remaining 35 percent of total covered loans outstanding represented other states.

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

The following table summarizes activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and six months ended June 30, 2014 and 2013. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013

Loans and leases outstanding, excluding covered loans	$18,474,788	$15,819,252	$18,474,788	$15,819,252
Average loans and leases outstanding, excluding covered loans	$17,959,191	$15,434,102	$17,650,520	$15,123,447
Allowance for loan and lease losses (1)
Balance, beginning of period	$305,790	$282,328	$302,584	$277,888
Loan charge-offs:
Commercial	(12,862)	(2,869)	(14,821)	(4,231)
Commercial real estate mortgages	—	—	(5)	(45)
Residential mortgages	—	(1)	(482)	(106)
Real estate construction	—	(100)	—	(100)
Home equity loans and lines of credit	(149)	(35)	(165)	(275)
Installment	(142)	(81)	(188)	(352)
Total charge-offs	(13,153)	(3,086)	(15,661)	(5,109)
Recoveries of loans previously charged-off:
Commercial	7,503	5,724	9,235	9,259
Commercial real estate mortgages	27	1,034	127	1,082
Residential mortgages	190	38	225	75
Real estate construction	687	2,782	5,075	5,448
Home equity loans and lines of credit	43	410	202	538
Installment	1,068	603	1,332	1,020
Total recoveries	9,518	10,591	16,196	17,422
Net (charge-offs) recoveries	(3,635)	7,505	535	12,313
(Reversal of) provision for credit losses	(1,000)	—	(1,000)	—
Transfers from (to) reserve for off-balance sheet credit commitments	10,121	81	9,157	(287)
Balance, end of period	$311,276	$289,914	$311,276	$289,914

Net (charge-offs) recoveries to average loans and leases, excluding covered loans (annualized)	(0.08)%	0.20%	0.01%	0.16%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.68%	1.83%	1.68%	1.83%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$34,908	$25,205	$33,944	$24,837
Transfers (to) from allowance	(10,121)	(81)	(9,157)	287
Balance, end of period	$24,787	$25,124	$24,787	$25,124

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

During the economic recession, the Company recognized significant charge-offs from 2008 to 2010. Total loan charge-offs have declined significantly in recent years compared to prior periods due to improving economic and business conditions in the markets served by the Company. Higher loan recoveries in recent years were largely due to increases in the value of real estate collateral, improvements in the financial condition of the Company’s clients and guarantors, and increases in recoveries related to the use of legal remedies available to the Company. Recoveries occurred throughout the loan portfolio; however the majority of recoveries during the last few years relate to a small group of credit relationships and were primarily concentrated in the commercial and real estate construction portfolios. Approximately 64 percent of total recoveries during the second quarter of 2014 were related to two credit relationships.

The timing and amount of recoveries is inherently uncertain, imprecise and potentially volatile and is subject to a variety of factors, including but not limited to: general economic conditions, the willingness and financial capacity of the borrower, guarantors or third parties; additional changes in the realizable value of the collateral between the date of charge-off and the date of recovery, and the legal remedies available to the Company needed to effect recovery.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for June 30, 2014, December 31, 2013 and June 30, 2013 as shown in the table below:

	Allowance amount			Percentage of total allowance
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands) (1)	2014	2013	2013	2014	2013	2013
Commercial and lease financing	$126,279	$117,103	$116,619	41%	38%	40%
Commercial real estate mortgages	50,651	50,678	53,339	16	17	18
Residential mortgages	10,296	11,540	8,004	3	4	3
Real estate construction	7,191	6,351	8,335	2	2	3
Home equity loans and lines of credit	6,575	6,677	5,400	2	2	2
Installment	2,284	1,842	1,355	1	1	1
Qualitative	108,000	108,393	96,862	35	36	33
Total	$311,276	$302,584	$289,914	100%	100%	100%

(1)         Certain balances as of June 30, 2013 have been revised as a result of correcting the real estate construction loan balance to include loans that were previously reported as commercial real estate mortgages.

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At June 30, 2014, the Company had total qualitative reserves of $108.0 million, of which $28.7 million, $52.1 million and $27.2 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

Nonaccrual loans, excluding covered loans, were $64.8 million at June 30, 2014, down from $68.7 million at December 31, 2013 and $76.7 million at June 30, 2013. Net loan charge-offs were $3.6 million in the second quarter of 2014 and net loan recoveries were $0.5 million for the six months ended June 30, 2014, compared to net loan recoveries of $7.5 million and $12.3 million for the same periods in 2013. Classified loans were $226.1 million at June 30, 2014, down from $315.5 million at December 31, 2013 and $351.3 million at June 30, 2013. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement, the Company recorded a $1.0 million reversal of provision for loan and lease losses for the three months ended June 30, 2014. The Company recorded no provision in the first quarter of 2014 and second quarter of 2013. The reversal of provision for the current quarter reflects management’s ongoing assessment of the credit quality of the loan portfolio. Credit quality continued to improve in the second quarter of 2014 as evidenced by the decline in nonaccrual and classified loans from the prior and year-earlier quarters.

The allowance for loan and lease losses, excluding covered loans, was $311.3 million as of June 30, 2014, compared with $302.6 million as of December 31, 2013 and $289.9 million as of June 30, 2013. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.68 percent at June 30, 2014, compared to 1.76 percent at December 31, 2013 and 1.83 percent at June 30, 2013. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 450.79 percent, 372.36 percent and 300.90 percent at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$18,439	$42,354	$15,922	$44,781
(Reversal of) provision for losses	(1,461)	(11,927)	3,194	(2,035)
Reduction in allowance due to loan removals	(7,875)	(6,013)	(10,013)	(18,332)
Balance, end of period	$9,103	$24,414	$9,103	$24,414

The allowance for losses on covered loans was $9.1 million as of June 30, 2014, compared to $15.9 million at December 31, 2013 and $24.4 million at June 30, 2013. As a result of improvements in the portfolio’s credit quality and general market conditions, the Company recorded a $1.5 million reversal of provision for losses on covered loans during the three months ended June 30, 2014. Provision expense was $3.2 million for the six months ended June 30, 2014. The Company recorded an $11.9 million and $2.0 million reversal of provision during the three and six months ended June 30, 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both in amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of the market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reversed for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of June 30, 2014, December 31, 2013 and June 30, 2013. Loan and lease balances reflect the recorded investment as of the reporting date.

	June 30, 2014		December 31, 2013		June 30, 2013
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$31,525	$8,833	$21,194	$3,025	$24,444	$2,960
Impaired loans with no related allowance	58,090	—	79,470	—	94,085	—
Total impaired loans, excluding covered loans	$89,615		$100,664		$118,529

Total impaired loans by loan type:
Commercial	$29,231	$8,477	$31,857	$1,961	$34,915	$478
Commercial real estate mortgages	33,456	301	38,154	586	41,932	2,252
Residential mortgages	10,596	5	9,211	478	7,979	230
Real estate construction	12,846	—	19,097	—	30,446	—
Home equity loans and lines of credit	3,436	—	2,329	—	3,257	—
Installment	50	50	16	—	—	—
Total impaired loans, excluding covered loans	$89,615	$8,833	$100,664	$3,025	$118,529	$2,960

(1)         Impaired loans include $34.7 million, $42.1 million and $54.3 million of loans that are on accrual status at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

The recorded investment in impaired loans, excluding covered loans, was $89.6 million at June 30, 2014, $100.7 million at December 31, 2013 and $118.5 million at June 30, 2013. There were no impaired covered loans at June 30, 2014, December 31, 2013 or June 30, 2013.

Troubled Debt Restructured Loans

At June 30, 2014, troubled debt restructured loans were $45.4 million, before specific reserves of $1.6 million. Troubled debt restructured loans were $52.2 million, before specific reserves of $0.8 million, at December 31, 2013 and $64.4 million, before specific reserves of $0.6 million, at June 30, 2013. Troubled debt restructured loans included $22.0 million, $25.8 million and $38.7 million of restructured loans on accrual status at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. At June 30, 2014, commitments to lend additional funds on restructured loans totaled $0.2 million.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $69.1 million, or 0.37 percent of total loans and OREO, excluding covered assets, at June 30, 2014, compared with $81.3 million, or 0.47 percent, at December 31, 2013, and $96.3 million, or 0.61 percent, at June 30, 2013. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $17.9 million at June 30, 2014, $25.5 million at December 31, 2013 and $41.8 million at June 30, 2013.

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain regardless of the time period involved. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Past due loans, excluding covered loans
30-89 days past due	$13,644	$11,116	$20,420
90 days or more past due on accrual status:
Commercial real estate mortgages	1,418	—	—
Residential mortgages	379	379	379
Home equity loans and lines of credit	—	74	249
Installment	4	—	—
Lease financing	—	—	15
Total 90 days or more past due on accrual status	$1,801	$453	$643

Past due covered loans
30-89 days past due	$11,572	$15,494	$3,107
90 days or more past due on accrual status	31,011	45,662	89,439

The following table presents information on nonaccrual loans and OREO as of June 30, 2014, December 31, 2013 and June 30, 2013:

	June 30,	December 31,	June 30,
(in thousands)	2014	2013	2013
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$27,314	$14,248	$11,654
Commercial real estate mortgages	9,216	18,449	22,433
Residential mortgages	9,031	11,661	10,580
Real estate construction	12,834	19,067	25,718
Home equity loans and lines of credit	6,090	5,144	6,239
Installment	125	32	24
Lease financing	172	50	25
Total nonaccrual loans, excluding covered loans	64,782	68,651	76,673
OREO, excluding covered OREO	4,269	12,611	19,676
Total nonperforming assets, excluding covered assets	$69,051	$81,262	$96,349

Nonperforming covered assets
OREO	$17,944	$25,481	$41,801

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.35%	0.40%	0.48%
Nonperforming assets as a percentage of total loans and OREO	0.37	0.47	0.61
Allowance for loan and lease losses to nonaccrual loans	480.50	440.76	378.12
Allowance for loan and lease losses to total nonperforming assets	450.79	372.36	300.90

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

The table below summarizes the total activity in non-covered and covered nonaccrual loans for the three and six months ended June 30, 2014 and 2013:

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of the period	$71,245	$83,275	$68,651	$99,787
Loans placed on nonaccrual	11,542	22,081	24,097	25,927
Net (charge-offs) recoveries	(239)	133	(2,159)	5,966
Loans returned to accrual status	(3,961)	(346)	(5,443)	(11,458)
Repayments (including interest applied to principal)	(13,694)	(28,218)	(20,253)	(42,915)
Transfers to OREO	(111)	(252)	(111)	(634)
Balance, end of the period	$64,782	$76,673	$64,782	$76,673

In addition to loans disclosed above as past due or nonaccrual, management has also identified $19.6 million of credit facilities to 17 borrowers as of July 28, 2014, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2014, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended March 31, 2014, the Company reported that management had identified $51.4 million of loans to 16 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and six months ended June 30, 2014 and 2013:

	For the three months ended June 30, 2014			For the three months ended June 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$9,412	$24,855	$34,267	$19,786	$43,751	$63,537
Additions	110	1,987	2,097	341	4,612	4,953
Sales	(5,253)	(7,964)	(13,217)	(390)	(4,378)	(4,768)
Valuation adjustments	—	(934)	(934)	(61)	(2,184)	(2,245)
Balance, end of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477

	For the six months ended June 30, 2014			For the six months ended June 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	111	4,020	4,131	723	13,906	14,629
Sales	(8,439)	(10,468)	(18,907)	(1,781)	(25,162)	(26,943)
Valuation adjustments	(14)	(1,089)	(1,103)	(293)	(5,219)	(5,512)
Balance, end of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477

OREO was $22.2 million at June 30, 2014, $38.1 million at December 31, 2013 and $61.5 million at June 30, 2013, respectively. The OREO balance at June 30, 2014 includes covered OREO of $17.9 million, compared with $25.5 million at December 31, 2013 and $41.8 million at June 30, 2013. The balance of OREO at June 30, 2014, December 31, 2013 and June 30, 2013 is net of valuation allowances of $11.1 million, $17.4 million and $28.7 million, respectively.

The Company recognized $6.9 million in total net gain on the sale of OREO in the second quarter of 2014, compared to $2.8 million in the first quarter of 2014 and $0.8 million in the year-earlier quarter. Net gain on the sale of OREO in the second quarter of 2014 included $2.6 million of net gain related to the sale of covered OREO, compared to $0.4 million in the first quarter of 2014 and $0.6 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	June 30,	December 31,	June 30,
(in thousands)	2014	2013	2013
Accrued interest receivable	$74,250	$70,346	$70,154
Deferred compensation fund assets	88,613	81,058	73,433
Stock in government agencies	58,376	64,354	77,962
Private equity and alternative investments	29,748	33,952	34,942
Bank-owned life insurance	86,694	85,596	84,243
Derivative assets	43,264	34,613	40,066
Income tax receivable	—	—	13,296
FDIC (payable) receivable	(4,249)	2,782	1,482
Equipment on operating leases, net	26,085	31,982	27,677
Other	96,380	101,484	102,378
Total other assets	$499,161	$506,167	$525,633

Deposits

Deposits totaled $26.65 billion, $25.68 billion and $23.65 billion at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Average deposits totaled $25.91 billion for the second quarter of 2014, a slight decrease from $25.94 billion for the fourth quarter of 2013 and an increase of 12 percent from $23.12 billion for the second quarter of 2013. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $25.46 billion, $25.42 billion and $22.41 billion for the quarters ended June 30, 2014, December 31, 2013 and June 30, 2013, respectively, and represented 98 percent, 98 percent and 97 percent of total deposits for each respective period. Average noninterest-bearing deposits in the second quarter of 2014 decreased 1 percent from the fourth quarter of 2013 and increased 15 percent from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $2.87 billion in the second quarter of 2014, compared with $2.59 billion in the fourth quarter of 2013 and $2.59 billion for the second quarter of 2013. The growth in Treasury Services deposits was due primarily to mortgage transaction activity on higher priced homes.

Borrowed Funds

Total borrowed funds were $788.1 million, $739.9 million and $709.2 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Total average borrowed funds were $738.1 million, $728.5 million and $1.30 billion for the quarters ended June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $160.3 million as of June 30, 2014 compared to $3.9 million as of December 31, 2013 and $2.7 million as of June 30, 2013. Short-term borrowings at June 30, 2014 consist of federal funds purchased and the current portions of subordinated debt and nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $627.8 million, $736.0 million and $706.5 million as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. The Company’s long-term borrowings have maturity dates ranging from July 2015 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $8.78 billion at June 30, 2014, $7.99 billion at December 31, 2013 and $6.85 billion at June 30, 2013.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $679.0 million in letters of credit at June 30, 2014, of which $574.3 million relate to standby letters of credit and $104.7 million relate to commercial letters of credit. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit.

As of June 30, 2014, the Company had private equity fund and alternative investment fund commitments of $66.4 million, of which $58.5 million was funded. As of December 31, 2013 and June 30, 2013, the Company had private equity and alternative investment fund commitments of $70.9 million and $67.9 million respectively, of which $62.2 million and $61.4 million was funded.

Capital

The ratio of period-end equity to period-end assets was 9.26 percent, 9.22 percent and 9.29 percent as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Period-end common shareholders’ equity to period-end assets was 8.39 percent, 8.32 percent and 8.67 percent for the same periods, respectively.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2014, December 31, 2013 and June 30, 2013:

	Regulatory Well-Capitalized Standards	June 30, 2014	December 31, 2013	June 30, 2013
City National Corporation
Tier 1 leverage	—%	7.43%	7.17%	7.00%
Tier 1 risk-based capital	6.00	10.00	10.09	9.74
Total risk-based capital	10.00	12.81	13.00	12.78
Tangible common equity to tangible assets (1)	—	6.32	6.17	6.32
Tier 1 common equity to risk-based assets (2)	—	8.75	8.78	8.83

City National Bank
Tier 1 leverage	5.00%	7.45%	7.25%	7.21%
Tier 1 risk-based capital	6.00	10.00	10.20	10.04
Total risk-based capital	10.00	12.78	13.08	13.03

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Common equity	$2,585,537	$2,473,370	$2,374,848
Less: Goodwill and other intangible assets	(680,302)	(683,243)	(686,897)
Tangible common equity (A)	$1,905,235	$1,790,127	$1,687,951

Total assets	$30,819,092	$29,717,951	$27,379,502
Less: Goodwill and other intangible assets	(680,302)	(683,243)	(686,897)
Tangible assets (B)	$30,138,790	$29,034,708	$26,692,605

Tangible common equity to tangible assets (A)/(B)	6.32%	6.17%	6.32%

Tier 1 capital	$2,191,711	$2,095,576	$1,874,999
Less: Preferred stock	(267,616)	(267,616)	(169,920)
Less: Trust preferred securities	(5,155)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,918,940	$1,822,805	$1,699,924

Risk-weighted assets (D)	$21,922,982	$20,766,237	$19,255,862

Tier 1 common equity to risk-based assets (C)/(D)	8.75%	8.78%	8.83%

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

Based on the final Basel III rules, the Company has estimated its capital ratios as of June 30, 2014 using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 94 percent of funding for average total assets in both the second quarter and first six months of 2014, and 91 percent and 89 percent for the year-earlier periods, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $0.9 million and $0.5 million for the three and six months ended June 30, 2014, respectively, and $594.4 million and $1.04 billion for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $737.2 million and $738.0 million for the three and six months ended June 30, 2014, respectively, compared with $708.0 million and $758.9 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $930.9 million and $917.1 million for the second quarter and first six months of 2014, respectively, compared with $496.7 million and $415.6 million in the year-earlier periods, respectively. In addition, the Company has committed and unutilized secured borrowing capacity of $5.32 billion as of June 30, 2014 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.28 billion and $5.40 billion for the quarter and six months ended June 30, 2014, respectively. The portfolio of securities available-for-sale averaged $7.38 billion and $7.86 billion for the quarter and six months ended June 30, 2013, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.03 billion at June 30, 2014. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2014, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. In the dynamic simulation, loan and deposit balances are modeled based on experience in previous vigorous economic recovery cycles. Loans, excluding covered loans which are in a runoff mode, increase 10 percent per year compared to the base case. Similarly, deposits decline 7.5 percent per year. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2014, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. At June 30, 2014, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 11.3 percent in year one and a 42.3 percent increase in year two over the base case. This compares to an increase in projected net interest income of 9.7 percent in year one and a 33.0 percent increase in year two over the base case at June 30, 2013. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily significant growth in floating rate loans and non-rate sensitive deposits. The dynamic simulation incorporates balance sheet changes resulting from a gradual 400 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 13.8 percent in year one and 45.1 percent increase in year two over the base case. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of June 30, 2014. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,568	$4,936	$7,504	$49	$1,285	$8,838
Commercial real estate mortgages	294	1,948	2,242	64	1,159	3,465
Residential mortgages	—	—	—	3,387	1,427	4,814
Real estate construction	68	368	436	—	22	458
Home equity loans and lines of credit	701	—	701	4	12	717
Installment	106	—	106	—	77	183
Covered loans	31	79	110	400	96	606
Total loans and leases	$3,768	$7,331	$11,099	$3,904	$4,078	$19,081

Percentage of portfolio	20%	38%	58%	21%	21%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At June 30, 2014, $11.10 billion (58 percent) of the Company’s loan portfolio was floating rate, of which $9.20 billion (83 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.43 billion (13 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $46.2 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2014:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,675	$739	$347	$7	$3,768
LIBOR	6,524	691	77	39	7,331
Total floating rate loans	$9,199	$1,430	$424	$46	$11,099

% of total floating rate loans	83%	13%	4%	0%	100%

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

As of June 30, 2014, an instantaneous 200 basis point increase in interest rates results in a 4.7 percent decline in EVE. This compares to an 8.6 percent decline in EVE a year-earlier. Prior year percentages have been restated to conform with current methodology. The decrease in sensitivity is primarily due to changes in the mix of the balance sheet and decline in long-term interest rates. Measurement of a 200 basis point decrease in rates as of June 30, 2014 and June 30, 2013 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at June 30, 2014, December 31, 2013 and June 30, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2014. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2014 and 2013, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.30 billion and $2.93 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $0.2 million and $1.4 million of credit risk exposure at June 30, 2014 and June 30, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at June 30, 2014 and June 30, 2013. The Company delivered cash and securities collateral valued at $29.4 million on swap agreements at June 30, 2014 and $15.0 million at June 30, 2013.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At June 30, 2014, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $483.7 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $3.5 million and $2.8 million, respectively, at June 30, 2014.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 8, 2014	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)