Form 10-Q
period 2014-09-30
CITY NATIONAL CORP
filed 2014-11-07
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 55,114,531 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share amounts)	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$503,647	$183,227
Due from banks - interest-bearing	625,183	552,719
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale - cost $5,641,894 and $6,267,691 at September 30, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	11,684	12,376
Held in portfolio	5,617,492	6,228,741
Securities held-to-maturity - fair value $3,461,988 and $2,883,935 at September 30, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	528,916	—
Held in portfolio	2,921,635	2,957,843
Trading securities	125,910	82,357
Loans and leases, excluding covered loans	19,347,988	17,170,438
Less: Allowance for loan and lease losses	312,703	302,584
Loans and leases, excluding covered loans, net	19,035,285	16,867,854
Covered loans, net of allowance for loan losses	543,347	700,989
Net loans and leases	19,578,632	17,568,843
Premises and equipment, net	208,711	198,398
Deferred tax asset	215,951	217,990
Goodwill	635,868	642,622
Customer-relationship intangibles, net	36,255	40,621
Affordable housing investments	203,208	188,207
Customers’ acceptance liability	2,137	10,521
Other real estate owned ($14,487 and $25,481 covered by FDIC loss share at September 30, 2014 and December 31, 2013, respectively)	24,602	38,092
FDIC indemnification asset	59,917	89,227
Other assets	515,852	506,167
Total assets	$32,015,600	$29,717,951
Liabilities
Demand deposits	$17,827,649	$16,058,968
Interest checking deposits	2,520,761	2,467,890
Money market deposits	6,540,000	6,022,457
Savings deposits	473,150	441,521
Time deposits-under $100,000	162,522	176,488
Time deposits-$100,000 and over	431,898	512,113
Total deposits	27,955,980	25,679,437
Short-term borrowings	4,635	3,889
Long-term debt	631,434	735,968
Reserve for off-balance sheet credit commitments	25,910	33,944
Acceptances outstanding	2,137	10,521
Other liabilities	448,853	473,438
Total liabilities	29,068,949	26,937,197
Redeemable noncontrolling interest	47,222	39,768
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at September 30, 2014 and December 31, 2013	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 55,057,737 and 54,667,295 shares issued at September 30, 2014 and December 31, 2013, respectively	55,058	54,667
Additional paid-in capital	565,822	541,210
Accumulated other comprehensive loss	(7,592)	(15,641)
Retained earnings	2,040,868	1,918,163
Treasury shares, at cost - 378,456 and 483,523 shares at September 30, 2014 and December 31, 2013, respectively	(22,343)	(25,029)
Total common shareholders’ equity	2,631,813	2,473,370
Total shareholders’ equity	2,899,429	2,740,986
Total liabilities and shareholders’ equity	$32,015,600	$29,717,951

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Interest income
Loans and leases	$181,647	$186,049	$538,343	$530,398
Securities	43,863	40,078	128,910	125,563
Due from banks - interest-bearing	363	403	1,183	674
Federal funds sold and securities purchased under resale agreements	1,721	1,563	4,568	4,253
Total interest income	227,594	228,093	673,004	660,888
Interest expense
Deposits	2,033	2,927	6,227	8,856
Federal funds purchased and securities sold under repurchase agreements	—	1	—	401
Subordinated debt	4,722	6,129	16,943	18,352
Other long-term debt	5,063	4,765	15,158	14,467
Other short-term borrowings	—	—	—	549
Total interest expense	11,818	13,822	38,328	42,625
Net interest income	215,776	214,271	634,676	618,263
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(8,000)	—	(9,000)	—
Provision for losses on covered loans	589	2,496	3,783	461
Net interest income after provision	223,187	211,775	639,893	617,802
Noninterest income
Trust and investment fees	56,834	49,430	164,739	145,913
Brokerage and mutual fund fees	11,021	7,307	35,303	23,480
Cash management and deposit transaction charges	12,200	12,263	36,361	38,152
International services	12,233	10,932	34,111	31,462
FDIC loss sharing expense, net	(9,606)	(20,992)	(40,850)	(51,821)
Gain on disposal of assets	2,985	3,092	12,649	5,155
Gain on sale of securities	14	5,788	7,503	12,624
Other	22,311	21,207	60,771	59,981
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(318)	(144)	(566)	(326)
Less: Portion of loss recognized in other comprehensive income	243	—	243	—
Net impairment loss recognized in earnings	(75)	(144)	(323)	(326)
Total noninterest income	107,917	88,883	310,264	264,620
Noninterest expense
Salaries and employee benefits	142,210	129,049	417,902	384,412
Net occupancy of premises	15,862	16,074	48,551	48,268
Legal and professional fees	14,350	10,731	45,693	36,197
Information services	10,260	9,876	29,069	28,450
Depreciation and amortization	8,276	7,827	23,989	24,248
Amortization of intangibles	1,426	1,932	4,367	5,795
Marketing and advertising	7,576	7,887	26,333	24,156
Office services and equipment	5,038	4,821	15,235	14,801
Other real estate owned	2,360	5,196	6,165	14,831
FDIC assessments	4,629	3,776	8,785	12,920
Other operating	15,215	12,195	41,628	38,055
Total noninterest expense	227,202	209,364	667,717	632,133
Income before income taxes	103,902	91,294	282,440	250,289
Income taxes	34,404	27,052	90,521	73,735
Net income	$69,498	$64,242	$191,919	$176,554
Less: Net income attributable to noncontrolling interest	847	609	2,056	1,657
Net income attributable to City National Corporation	$68,651	$63,633	$189,863	$174,897
Less: Dividends on preferred stock	4,093	2,407	12,281	7,219
Net income available to common shareholders	$64,558	$61,226	$177,582	$167,678
Net income per common share, basic	$1.16	$1.12	$3.20	$3.07
Net income per common share, diluted	$1.15	$1.10	$3.16	$3.04
Weighted average common shares outstanding, basic	55,031	54,274	54,893	54,039
Weighted average common shares outstanding, diluted	55,765	54,820	55,616	54,464
Dividends per common share	$0.33	$0.25	$0.99	$0.50

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$69,498	$64,242	$191,919	$176,554
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(9,547)	(13,573)	12,586	(90,215)
Reclassification adjustment for net gains included in net income	(4)	(3,367)	(4,396)	(6,666)
Non-credit related impairment loss	(141)	—	(141)	—
Net change on cash flow hedges	—	—	—	(56)
Total other comprehensive (loss) income	(9,692)	(16,940)	8,049	(96,937)
Comprehensive income	$59,806	$47,302	$199,968	$79,617
Less: Comprehensive income attributable to noncontrolling interest	847	609	2,056	1,657
Comprehensive income attributable to City National Corporation	$58,959	$46,693	$197,912	$77,960

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2014	2013
Cash Flows From Operating Activities
Net income	$191,919	$176,554
Adjustments to net income:
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(9,000)	—
Provision for losses on covered loans	3,783	461
Amortization of intangibles	4,367	5,795
Depreciation and amortization	23,989	24,248
Share-based employee compensation expense	16,116	16,283
Deferred income tax benefit	(3,758)	(1,888)
Gain on disposal of assets	(12,649)	(5,155)
Gain on sale of securities	(7,503)	(12,624)
Impairment loss on securities	323	326
Other, net	21,706	24,759
Net change in:
Trading securities	(43,608)	64,772
Other assets and other liabilities, net	(44,477)	81,814
Net cash provided by operating activities	141,208	375,345
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,537,655)	(1,775,702)
Sales of securities available-for-sale	627,102	1,835,775
Maturities and paydowns of securities available-for-sale	1,527,117	2,064,288
Purchase of securities held-to-maturity	(615,295)	(277,199)
Maturities and paydowns of securities held-to-maturity	119,727	23,826
Loan originations, net of principal collections	(1,970,596)	(1,436,714)
Net payments for premises and equipment	(34,446)	(43,415)
Proceeds from sale of business	7,053	—
Other investing activities, net	13,976	48,429
Net cash (used in) provided by investing activities	(1,863,017)	439,288
Cash Flows From Financing Activities
Net increase in deposits	2,276,543	1,734,514
Net decrease in federal funds purchased	—	(1,214,200)
Issuance of long-term debt	31,759	35,289
Repayment of long-term debt	(135,473)	(231,382)
Proceeds from exercise of stock options	21,734	24,963
Tax benefit from exercise of stock options	4,022	3,749
Cash dividends paid	(66,624)	(34,355)
Other financing activities, net	(17,268)	(1,902)
Net cash provided by financing activities	2,114,693	316,676
Net increase in cash and cash equivalents	392,884	1,131,309
Cash and cash equivalents at beginning of year	935,946	415,405
Cash and cash equivalents at end of period	$1,328,830	$1,546,714

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$48,019	$56,100
Income taxes	102,757	11,478
Non-cash investing activities:
Transfer of loans to other real estate owned	$11,364	$18,637

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, January 1, 2013	53,885,886	$169,920	$53,886	$490,339	$86,582	$1,738,957	$(34,366)	$2,505,318
Net income (1)	—	—	—	—	—	174,897	—	174,897
Other comprehensive loss, net of tax	—	—	—	—	(96,937)	—	—	(96,937)
Issuance of shares under share-based compensation plans	514,161	—	514	11,742	—	—	9,290	21,546
Share-based employee compensation expense	—	—	—	13,241	—	—	—	13,241
Tax benefit from share-based compensation plans	—	—	—	3,646	—	—	—	3,646
Dividends:
Preferred	—		—	—	—	(7,219)		(7,219)
Common	—	—	—	—	—	(27,395)	—	(27,395)
Net change in deferred compensation plans	—	—	—	773	—	—	(1)	772
Change in redeemable noncontrolling interest	—	—	—	19	—	—	—	19
Balance, September 30, 2013	54,400,047	$169,920	$54,400	$519,760	$(10,355)	$1,879,240	$(25,077)	$2,587,888

Balance, January 1, 2014	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Net income (1)	—	—	—	—	—	189,863	—	189,863
Other comprehensive income, net of tax	—	—	—	—	8,049	—	—	8,049
Issuance of shares under share-based compensation plans	390,442	—	391	14,402	—	—	2,688	17,481
Share-based employee compensation expense	—	—	—	13,305	—	—	—	13,305
Tax benefit from share-based compensation plans	—	—	—	4,188	—	—	—	4,188
Dividends:
Preferred	—	—	—	—	—	(12,281)	—	(12,281)
Common	—	—	—	—	—	(54,877)	—	(54,877)
Net change in deferred compensation plans	—	—	—	884	—	—	(2)	882
Change in redeemable noncontrolling interest	—	—	—	(8,167)	—	—	—	(8,167)
Balance, September 30, 2014	55,057,737	$267,616	$55,058	$565,822	$(7,592)	$2,040,868	$(22,343)	$2,899,429

(1)         Net income excludes net income attributable to redeemable noncontrolling interest of $2,056 and $1,657 for the nine month periods ended September 30, 2014 and 2013, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, trust and investment services through 77 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of September 30, 2014, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the nine months ended September 30, 2014:

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

Note 1. Summary of Significant Accounting Policies (Continued)

•                  In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 incorporates into U.S. GAAP a requirement that management complete a going concern evaluation similar to that performed by an entity’s external auditor. Under the new guidance, management will be required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2014	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$46,765	$46,765	$—	$—
Federal agency - Debt	1,326,728	—	1,326,728	—
Federal agency - MBS	106,976	—	106,976	—
CMOs - Federal agency	3,559,078	—	3,559,078	—
CMOs - Non-agency	25,282	—	25,282	—
State and municipal	381,993	—	378,469	3,524
Other debt securities	177,042	—	177,042	—
Equity securities and mutual funds	5,312	5,312	—	—
Trading securities	125,910	122,145	3,765	—
Derivative assets (1)	39,580	4,814	34,086	680
Contingent consideration asset (1)	2,930	—	—	2,930
Total assets at fair value	$5,797,596	$179,036	$5,611,426	$7,134

Liabilities
Derivative liabilities	$39,463	$5,735	$33,728	$—
Contingent consideration liability	34,493	—	—	34,493
FDIC clawback liability	14,524	—	—	14,524
Other liabilities	901	—	901	—
Total liabilities at fair value (2)	$89,381	$5,735	$34,629	$49,017

Redeemable noncontrolling interest	$47,222	$—	$—	$47,222

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$8,101	$—	$—	$8,101
Total assets at fair value	$8,101	$—	$—	$8,101

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

(4) Includes covered OREO.

At September 30, 2014, $5.80 billion, or approximately 18 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.36 billion, or 21 percent, at December 31, 2013. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At September 30, 2014, $89.4 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $95.9 million at December 31, 2013. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2014. At September 30, 2014, $8.1 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $21.7 million at December 31, 2013. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 and 2013.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the nine months ended September 30, 2014
(in thousands)	Securities Available-for- Sale	Contingent Consideration Asset	Equity Warrants	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$—	$—	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	—	78	—	(2,557)
Included in other comprehensive income	(9)	—	—	—	—
Additions	—	2,930	631	—	—
Settlements	(100)	—	(29)	17,266	—
Other (1)	—	—	—	(1,859)	—
Balance, end of period	$3,524	$2,930	$680	$(34,493)	$(14,524)

	For the nine months ended September 30, 2013
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(1,309)
Included in other comprehensive income	(35)	—	—
Settlements	(3,655)	—	—
Other (1)	91	(1,626)	—
Balance, end of period	$61,588	$(49,350)	$(11,279)

(1)         Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount and valuation adjustment related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the nine months ended September 30, 2014 and 2013.

Note 2. Fair Value Measurements (Continued)

Level 3 assets measured at fair value on a recurring basis include municipal auction rate securities that are classified in securities available-for-sale, a contingent consideration asset and equity warrants. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. The contingent consideration asset represents the fair value of future payments to be received on the sale of the Company’s retirement services business. The fair value of contingent consideration was determined by discounting the expected future cash flows using a bond rate for an investment grade finance company. Equity warrants in private companies obtained in association with certain loan transactions are classified as derivative assets and are measured at fair value on a recurring basis. The Black-Scholes option pricing model is used to value the warrants. Key inputs to the valuation model include current share estimated fair value, strike price, volatility, expected life, risk-free interest rate, market and liquidity discounts. Several of the inputs to the valuation model incorporate assumptions by management that are not observable in the market; consequently, the valuation of warrants is classified in Level 3 of the fair value hierarchy. The grant date fair value of a warrant is deemed to be a loan fee and is recognized in interest income over the life of the loan as an adjustment to loan yield. Refer to Note 11, Derivative Instruments, for additional discussion of Equity Warrants. During the nine months ended September 30, 2013, Level 3 assets measured on a recurring basis also included a collateralized debt obligation senior note classified as an available-for-sale security. This security was sold during the fourth quarter of 2013.

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. During the nine months ended September 30, 2014, the Company made total contingent consideration payments to Rochdale’s former shareholders of approximately $17.3 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $26 million to $55 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, (2) prepayment assumptions, and (3) credit assumptions.

During the nine months ended September 30, 2014, a $2.9 million contingent consideration asset and $0.6 million of equity warrants were added to Level 3 assets measured on a recurring basis. There were no other purchases or transfers out of Level 3 assets measured on a recurring basis during the nine months ended September 30, 2014 and 2013. Paydowns totaling $0.1 million and $3.7 million were received on Level 3 assets measured on a recurring basis for the nine months ended September 30, 2014 and 2013, respectively.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at September 30, 2014	Valuation Method	Unobservable Inputs
Other real estate owned	$8,101	Third-party appraisal	- Fair values are primarily based on unadjusted appraised values.

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Collateral dependent impaired loans:
Commercial real estate mortgages	$—	$(934)	$(5)	$(641)
Residential mortgages	7	(2)	81	(224)
Home equity loans and lines of credit	—	—	—	116
Installment	—	—	—	(138)
Other real estate owned (1)	(283)	(364)	784	(5,075)
Private equity and alternative investments	—	(109)	—	(508)
Total net gains (losses) recognized	$(276)	$(1,409)	$860	$(6,470)

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

	September 30, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$503.6	$503.6	$503.6	$—	$—
Due from banks - interest bearing	625.2	625.2	625.2	—	—
Securities purchased under resale agreements	200.0	199.3	—	199.3	—
Securities held-to-maturity	3,450.6	3,462.0	—	3,462.0	—
Loans and leases, net of allowance	19,035.3	19,612.6	—	—	19,612.6
Covered loans, net of allowance	543.3	590.3	—	—	590.3
FDIC indemnification asset	59.9	48.3	—	—	48.3
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$27,956.0	$27,957.8	$—	$27,361.6	$596.2
Short-term borrowings	4.6	4.6	—	—	4.6
Long-term debt	631.4	697.1	—	605.5	91.6

	December 31, 2013
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$183.2	$183.2	$183.2	$—	$—
Due from banks - interest bearing	552.7	552.7	552.7	—	—
Securities purchased under resale agreements	200.0	200.5	—	200.5	—
Securities held-to-maturity	2,957.8	2,883.9	—	2,883.9	—
Loans and leases, net of allowance	16,867.9	17,362.9	—	—	17,362.9
Covered loans, net of allowance	701.0	739.5	—	—	739.5
FDIC indemnification asset	89.2	74.3	—	—	74.3
Investment in FHLB and FRB stock	64.4	64.4	—	64.4	—

Financial Liabilities:
Deposits	$25,679.4	$25,682.2	$—	$24,990.8	$691.4
Short-term borrowings	3.9	3.9	—	—	3.9
Long-term debt	736.0	788.9	—	697.8	91.1

Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

Cash and due from banks and Due from banks—interest bearing — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Note 3. Securities

At September 30, 2014, the Company had total securities of $9.21 billion, comprised of securities available-for-sale at fair value of $5.63 billion, securities held-to-maturity at amortized cost of $3.45 billion and trading securities at fair value of $125.9 million. At December 31, 2013, the Company had total securities of $9.28 billion, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at September 30, 2014 and December 31, 2013:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2014
Securities available-for-sale:
U.S. Treasury	$46,716	$49	$—	$46,765
Federal agency - Debt	1,329,891	581	(3,744)	1,326,728
Federal agency - MBS	105,992	2,826	(1,842)	106,976
CMOs - Federal agency	3,583,667	23,201	(47,790)	3,559,078
CMOs - Non-agency	25,521	128	(367)	25,282
State and municipal	374,948	7,131	(86)	381,993
Other debt securities	174,538	2,504	—	177,042
Total debt securities	5,641,273	36,420	(53,829)	5,623,864
Equity securities and mutual funds	621	4,691	—	5,312
Total securities available-for-sale	$5,641,894	$41,111	$(53,829)	$5,629,176

Securities held-to-maturity (1):
Federal agency - Debt	$296,900	$4,013	$(1,154)	$299,759
Federal agency - MBS	582,365	7,137	(5,186)	584,316
CMOs - Federal agency	1,847,655	14,816	(23,018)	1,839,453
State and municipal	625,860	17,884	(2,925)	640,819
Other debt securities	97,771	60	(190)	97,641
Total securities held-to-maturity	$3,450,551	$43,910	$(32,473)	$3,461,988

December 31, 2013
Securities available-for-sale:
U.S. Treasury	$35,312	$23	$—	$35,335
Federal agency - Debt	1,417,509	938	(7,911)	1,410,536
Federal agency - MBS	156,399	3,615	(2,788)	157,226
CMOs - Federal agency	4,037,348	30,721	(70,771)	3,997,298
CMOs - Non-agency	38,383	127	(1,048)	37,462
State and municipal	407,312	8,806	(123)	415,995
Other debt securities	175,091	3,731	—	178,822
Total debt securities	6,267,354	47,961	(82,641)	6,232,674
Equity securities and mutual funds	337	8,106	—	8,443
Total securities available-for-sale	$6,267,691	$56,067	$(82,641)	$6,241,117

Securities held-to-maturity (1):
Federal agency - Debt	$178,413	$133	$(5,122)	$173,424
Federal agency - MBS	445,360	1,005	(11,930)	434,435
CMOs - Federal agency	1,781,219	1,839	(40,621)	1,742,437
State and municipal	454,155	421	(19,014)	435,562
Other debt securities	98,696	—	(619)	98,077
Total securities held-to-maturity	$2,957,843	$3,398	$(77,306)	$2,883,935

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $1.0 million and $627.1 million for the three and nine months ended September 30, 2014, respectively, compared with $584.7 million and $1.84 billion for the three and nine months ended September 30, 2013. There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2014 and 2013. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Gross realized gains	$19	$17,533	$7,989	$24,369
Gross realized losses	(5)	(11,745)	(486)	(11,745)
Net realized gains	$14	$5,788	$7,503	$12,624

Interest income on securities for the three months ended September 30, 2014 and 2013 is comprised of: (i) taxable interest income of $37.5 million and $35.5 million, respectively, (ii) nontaxable interest income of $6.4 million and $4.5 million, respectively, and (iii) dividend income of $22 thousand and $19 thousand, respectively. Interest income on securities for the nine months ended September 30, 2014 and 2013 is comprised of: (i) taxable interest income of $111.0 million and $112.1 million, respectively, (ii) nontaxable interest income of $17.9 million and $13.3 million, respectively, and (iii) dividend income of $47 thousand and $0.1 million, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$23,134	$23,631	$—	$—	$46,765
Federal agency - Debt	188,384	1,099,385	38,959	—	1,326,728
Federal agency - MBS	—	89,263	17,713	—	106,976
CMOs - Federal agency	70,795	3,218,376	269,907	—	3,559,078
CMOs - Non-agency	1,853	23,429	—	—	25,282
State and municipal	131,825	246,842	—	3,326	381,993
Other	88,678	88,364	—	—	177,042
Total debt securities available-for-sale	$504,669	$4,789,290	$326,579	$3,326	$5,623,864

Amortized cost	$501,637	$4,801,098	$335,138	$3,400	$5,641,273

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$93,517	$203,383	$296,900
Federal agency - MBS	—	84,998	492,868	4,499	582,365
CMOs - Federal agency	—	720,174	1,127,481	—	1,847,655
State and municipal	—	103,459	449,877	72,524	625,860
Other	—	97,771	—	—	97,771
Total debt securities held-to-maturity at amortized cost	$—	$1,006,402	$2,163,743	$280,406	$3,450,551

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Impairment losses of $0.1 million and $0.3 million were recognized in earnings for the three and nine months ended September 30, 2013. The Company recognized $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on non-agency CMO securities classified as available-for-sale at September 30, 2014. There was no non-credit related other-than-temporary impairment recognized in AOCI on securities available-for-sale at September 30, 2013. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2014 and 2013.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2014 and 2013. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$2,395	$3,654	$4,549	$16,486
Subsequent credit-related impairment	75	144	323	326
Reduction for securities sold or redeemed	—	—	(2,402)	(12,761)
Reduction for increase in expected cash flows on securities for which OTTI was previously recognized	—	(421)	—	(674)
Balance, end of period	$2,470	$3,377	$2,470	$3,377

Note 3. Securities (Continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2014
Securities available-for-sale:
Federal agency - Debt	$844,088	$1,412	$271,824	$2,332	$1,115,912	$3,744
Federal agency - MBS	17,748	64	40,660	1,778	58,408	1,842
CMOs - Federal agency	651,362	3,535	1,270,590	44,255	1,921,952	47,790
CMOs - Non-agency	1,983	3	12,979	364	14,962	367
State and municipal	—	—	4,164	86	4,164	86
Total securities available-for-sale	$1,515,181	$5,014	$1,600,217	$48,815	$3,115,398	$53,829

Securities held-to-maturity:
Federal agency - Debt	$25,034	$22	$72,829	$1,132	$97,863	$1,154
Federal agency - MBS	119,935	726	122,965	4,460	242,900	5,186
CMOs - Federal agency	743,948	12,015	353,787	11,003	1,097,735	23,018
State and municipal	22,365	124	119,691	2,801	142,056	2,925
Other debt securities	79,147	190	—	—	79,147	190
Total securities held-to-maturity	$990,429	$13,077	$669,272	$19,396	$1,659,701	$32,473

December 31, 2013
Securities available-for-sale:
Federal agency - Debt	$1,026,142	$7,911	$—	$—	$1,026,142	$7,911
Federal agency - MBS	17,962	85	43,492	2,703	61,454	2,788
CMOs - Federal agency	1,637,994	35,922	728,101	34,849	2,366,095	70,771
CMOs - Non-agency	10,056	319	8,483	729	18,539	1,048
State and municipal	16,521	39	4,266	84	20,787	123
Total securities available-for-sale	$2,708,675	$44,276	$784,342	$38,365	$3,493,017	$82,641

Securities held-to-maturity:
Federal agency - Debt	$156,290	$5,122	$—	$—	$156,290	$5,122
Federal agency - MBS	321,090	10,513	15,338	1,417	336,428	11,930
CMOs - Federal agency	1,539,464	36,435	63,276	4,186	1,602,740	40,621
State and municipal	347,305	14,190	41,102	4,824	388,407	19,014
Other debt securities	98,077	619	—	—	98,077	619
Total securities held-to-maturity	$2,462,226	$66,879	$119,716	$10,427	$2,581,942	$77,306

At September 30, 2014, the Company had $3.12 billion of securities available-for-sale and $1.66 billion of securities held-to-maturity in an unrealized loss position. The debt securities in an unrealized loss position totaled 497 and included 49 federal agency debt securities, 44 federal agency MBS securities, 145 federal agency CMOs, 3 non-agency CMOs, 249 state and municipal securities and 7 other debt securities.

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

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $58.4 million and $64.4 million at September 30, 2014 and December 31, 2013, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $29.0 million at September 30, 2014 and $34.0 million at December 31, 2013. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,
Fund Type	2014	2013
Private equity and venture capital	$18,284	$20,298
Real estate	7,114	7,646
Hedge	1,684	2,733
Other	1,895	3,275
Total	$28,977	$33,952

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if it is deemed probable that the Company will not recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized no impairment losses on other investments during the three and nine months ended September 30, 2014. The Company recognized impairment losses of $0.1 million and $0.5 million on other investments during the three and nine months ended September 30, 2013, respectively.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,
(in thousands) (1)	2014	2013
Commercial	$8,612,691	$7,562,300
Commercial real estate mortgages	3,565,188	3,223,001
Residential mortgages	5,023,213	4,554,311
Real estate construction	585,232	367,004
Home equity loans and lines of credit	759,258	709,344
Installment	178,803	151,955
Lease financing	623,603	602,523
Loans and leases, excluding covered loans	19,347,988	17,170,438
Less: Allowance for loan and lease losses	(312,703)	(302,584)
Loans and leases, excluding covered loans, net	19,035,285	16,867,854

Covered loans	552,715	716,911
Less: Allowance for loan losses	(9,368)	(15,922)
Covered loans, net	543,347	700,989

Total loans and leases	$19,900,703	$17,887,349
Total loans and leases, net	$19,578,632	$17,568,843

(1)         Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

The loan amounts above include unamortized fees, net of deferred costs, of $0.8 million and $2.3 million as of September 30, 2014 and December 31, 2013, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, at September 30, 2014, California represented 74 percent of total loans outstanding and New York represented 9 percent. The remaining 17 percent of total loans outstanding represented other states. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area and New York.

Within the Company’s covered loan portfolio at September 30, 2014, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 37 percent of total covered loans outstanding represented other states.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $552.7 million as of September 30, 2014 and $716.9 million as of December 31, 2013. Covered loans, net of allowance for loan losses, were $543.3 million at September 30, 2014 and $701.0 million at December 31, 2013.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,
(in thousands)	2014	2013
Commercial	$2,273	$10,009
Commercial real estate mortgages	522,883	666,628
Residential mortgages	5,203	4,976
Real estate construction	19,016	31,184
Home equity loans and lines of credit	3,089	3,695
Installment	251	419
Covered loans	552,715	716,911
Less: Allowance for loan losses	(9,368)	(15,922)
Covered loans, net	$543,347	$700,989

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Covered loans as of:
September 30, 2014	$492,445	$24,748	$13,025	$22,497	$552,715
December 31, 2013	630,754	40,110	18,761	27,286	716,911

As of September 30, 2014:
FDIC indemnification asset	$51,074	$2,431	$3,105	$3,307	$59,917
FDIC clawback liability	—	12,240	2,131	153	14,524

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
(in thousands)	2014	2013
Balance, beginning of period	$219,018	$295,813
Accretion	(36,067)	(49,395)
Reclassifications from nonaccretable difference	25,636	26,990
Disposals and other	(28,628)	(40,959)
Balance, end of period	$179,959	$232,449

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

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $59.9 million at September 30, 2014 and $89.2 million at December 31, 2013.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and nine months ended September 30, 2014 and 2013. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total
Three months ended September 30, 2014

Allowance for loan and lease losses:
Beginning balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276
Charge-offs	(3,773)	—	—	—	—	(76)	—	(3,849)
Recoveries	6,202	225	33	7,729	52	158	—	14,399
Net recoveries	2,429	225	33	7,729	52	82	—	10,550
(Reversal of) provision for credit losses	(5,762)	113	1,138	(6,175)	401	18	2,267	(8,000)
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(1,123)	(1,123)
Ending balance	$122,946	$50,989	$11,467	$8,745	$7,028	$2,384	$109,144	$312,703

Nine months ended September 30, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(18,594)	(5)	(482)	—	(165)	(264)	—	(19,510)
Recoveries	15,437	352	258	12,804	254	1,490	—	30,595
Net (charge-offs) recoveries	(3,157)	347	(224)	12,804	89	1,226	—	11,085
(Reversal of) provision for credit losses	(353)	(36)	151	(10,410)	262	(684)	2,070	(9,000)
Transfers from (to) reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	(1,319)	8,034
Ending balance	$122,946	$50,989	$11,467	$8,745	$7,028	$2,384	$109,144	$312,703

Ending balance of allowance:
Individually evaluated for impairment	$1,304	$291	$—	$—	$—	$—	$—	$1,595
Collectively evaluated for impairment	121,642	50,698	11,467	8,745	7,028	2,384	109,144	311,108

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$9,236,294	$3,565,188	$5,023,213	$585,232	$759,258	$178,803	$—	$19,347,988
Individually evaluated for impairment	16,316	25,551	7,785	6,610	2,313	—	—	58,575
Collectively evaluated for impairment	9,219,978	3,539,637	5,015,428	578,622	756,945	178,803	—	19,289,413

(1) Includes lease financing loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total
Three months ended September 30, 2013

Allowance for loan and lease losses:
Beginning balance	$116,619	$53,339	$8,004	$8,335	$5,400	$1,355	$96,862	$289,914
Charge-offs	(488)	(1,270)	—	—	(225)	(18)	—	(2,001)
Recoveries	4,863	686	40	2,945	31	218	—	8,783
Net recoveries (charge-offs)	4,375	(584)	40	2,945	(194)	200	—	6,782
(Reversal of) provision for credit losses	(14,173)	(2,829)	5,070	(1,589)	3,092	317	10,112	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(749)	(749)
Ending balance	$106,821	$49,926	$13,114	$9,691	$8,298	$1,872	$106,225	$295,947

Nine months ended September 30, 2013

Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Charge-offs	(4,719)	(1,315)	(106)	(100)	(500)	(370)	—	(7,110)
Recoveries	14,122	1,768	115	8,393	569	1,238	—	26,205
Net recoveries	9,403	453	9	8,293	69	868	—	19,095
(Reversal of) provision for credit losses	(7,313)	572	2,547	(10,386)	946	(854)	14,488	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(1,036)	(1,036)
Ending balance	$106,821	$49,926	$13,114	$9,691	$8,298	$1,872	$106,225	$295,947

Ending balance of allowance:
Individually evaluated for impairment	$344	$602	$232	$—	$—	$—	$—	$1,178
Collectively evaluated for impairment	106,477	49,324	12,882	9,691	8,298	1,872	106,225	294,769

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$7,856,244	$3,077,183	$4,418,231	$380,489	$681,879	$152,107	$—	$16,566,133
Individually evaluated for impairment	32,727	38,546	6,767	30,190	2,350	—	—	110,580
Collectively evaluated for impairment	7,823,517	3,038,637	4,411,464	350,299	679,529	152,107	—	16,455,553

(1)         Includes lease financing loans.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$24,787	$25,124	$33,944	$24,837
Transfers from (to) allowance for loan and lease losses	1,123	749	(8,034)	1,036
Balance, end of period	$25,910	$25,873	$25,910	$25,873

The reserve for off-balance sheet credit commitments increased $1.1 million and decreased $8.0 million during the three and nine months ended September 30, 2014, respectively. The year to date decrease was primarily due to the conversion of an undrawn letter of credit that had a specific reserve to an on-balance sheet loan, and normal fluctuations in the amount of reserves required due to changes in the composition, amount and quality of risk ratings of borrowers associated with the off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

The Company considers a loan to be impaired when it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. Once a loan is determined to be impaired, the impairment is measured based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, except that if the loan is collateral dependent, the impairment is measured by using the fair value of the loan’s collateral. As a final alternative, the observable market price of the debt may be used to assess impairment. Nonperforming loans greater than $1 million are individually evaluated for impairment based upon the borrower’s overall financial condition, resources, and payment record, and the prospects for support from any financially responsible guarantors. Loans under $1 million are measured for impairment using historical loss factors. When the measurement of the impaired loan is less than the recorded amount of the loan, an impairment is recognized by creating a valuation allowance with a corresponding charge to the allowance for loan and lease losses or by adjusting an existing valuation allowance for the impaired loan.

Information on impaired loans, excluding covered loans, at September 30, 2014, December 31, 2013 and September 30, 2013 is provided in the following tables:

		Unpaid		For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$6,653	$6,684	$—	$6,817	$38	$10,653	$205
Commercial real estate mortgages	20,347	22,698	—	24,290	219	29,478	903
Residential mortgages:
Fixed	2,015	2,254	—	3,406	10	3,459	30
Variable	5,770	5,885	—	3,784	40	3,997	68
Total residential mortgages	7,785	8,139	—	7,190	50	7,456	98
Real estate construction:
Construction	—	—	—	—	—	2,742	76
Land	6,610	8,758	—	9,728	35	11,593	104
Total real estate construction	6,610	8,758	—	9,728	35	14,335	180
Home equity loans and lines of credit	2,313	3,375	—	2,874	—	2,881	—
Installment:
Consumer	—	—	—	—	1	4	1
Total installment	—	—	—	—	1	4	1
Total with no related allowance	$43,708	$49,654	$—	$50,899	$343	$64,807	$1,387

With an allowance recorded:
Commercial	$9,663	$12,134	$1,304	$15,957	$—	$15,869	$—
Commercial real estate mortgages	5,204	5,557	291	5,214	73	5,293	191
Residential mortgages:
Variable	—	—	—	2,000	—	1,419	11
Total residential mortgages	—	—	—	2,000	—	1,419	11
Installment:
Consumer	—	—	—	25	—	12	1
Total installment	—	—	—	25	—	12	1
Total with an allowance	$14,867	$17,691	$1,595	$23,196	$73	$22,593	$203

Total impaired loans by type:
Commercial	$16,316	$18,818	$1,304	$22,774	$38	$26,522	$205
Commercial real estate mortgages	25,551	28,255	291	29,504	292	34,771	1,094
Residential mortgages	7,785	8,139	—	9,190	50	8,875	109
Real estate construction	6,610	8,758	—	9,728	35	14,335	180
Home equity loans and lines of credit	2,313	3,375	—	2,874	—	2,881	—
Installment	—	—	—	25	1	16	2
Total impaired loans	$58,575	$67,345	$1,595	$74,095	$416	$87,400	$1,590

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
Year ended December 31, 2013
With no related allowance recorded:
Commercial	$17,721	$18,041	$—
Commercial real estate mortgages	32,770	37,555	—
Residential mortgages:
Fixed	2,135	2,295	—
Variable	5,402	5,783	—
Total residential mortgages	7,537	8,078	—
Real estate construction:
Construction	5,485	6,766	—
Land	13,612	26,928	—
Total real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment:
Consumer	16	24	—
Total installment	16	24	—
Total with no related allowance	$79,470	$100,767	$—

With an allowance recorded:
Commercial	$14,136	$18,156	$1,961
Commercial real estate mortgages	5,384	5,764	586
Residential mortgages:
Variable	1,674	1,687	478
Total residential mortgages	1,674	1,687	478
Total with an allowance	$21,194	$25,607	$3,025

Total impaired loans by type:
Commercial	$31,857	$36,197	$1,961
Commercial real estate mortgages	38,154	43,319	586
Residential mortgages	9,211	9,765	478
Real estate construction	19,097	33,694	—
Home equity loans and lines of credit	2,329	3,375	—
Installment	16	24	—
Total impaired loans	$100,664	$126,374	$3,025

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended September 30, 2013		For the nine months ended September 30, 2013
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2013
With no related allowance recorded:
Commercial	$25,233	$25,488	$—	$26,255	$593	$22,584	$1,440
Commercial real estate mortgages	33,133	37,754	—	29,977	440	33,060	1,102
Residential mortgages:
Fixed	2,031	2,155	—	2,019	33	2,860	75
Variable	3,062	3,418	—	3,670	47	4,062	116
Total residential mortgages	5,093	5,573	—	5,689	80	6,922	191
Real estate construction:
Construction	16,259	21,064	—	16,262	233	17,904	791
Land	13,931	27,092	—	14,056	224	16,506	511
Total real estate construction	30,190	48,156	—	30,318	457	34,410	1,302
Home equity loans and lines of credit	2,350	3,375	—	2,803	47	2,827	81
Installment:
Consumer	—	—	—	—	—	112	—
Total installment	—	—	—	—	—	112	—
Total with no related allowance	$95,999	$120,346	$—	$95,042	$1,617	$99,915	$4,116

With an allowance recorded:
Commercial	$7,494	$9,168	$344	$7,567	$156	$7,556	$513
Commercial real estate mortgages	5,413	5,810	602	10,262	45	11,018	361
Residential mortgages:
Fixed	—	—	—	—	—	116	—
Variable	1,674	1,688	232	1,684	14	842	55
Total residential mortgages	1,674	1,688	232	1,684	14	958	55
Real estate construction:
Land	—	—	—	—	—	3,213	213
Total real estate construction	—	—	—	—	—	3,213	213
Home equity loans and lines of credit	—	—	—	—	—	225	—
Total with an allowance	$14,581	$16,666	$1,178	$19,513	$215	$22,970	$1,142

Total impaired loans by type:
Commercial	$32,727	$34,656	$344	$33,822	$749	$30,140	$1,953
Commercial real estate mortgages	38,546	43,564	602	40,239	485	44,078	1,463
Residential mortgages	6,767	7,261	232	7,373	94	7,880	246
Real estate construction	30,190	48,156	—	30,318	457	37,623	1,515
Home equity loans and lines of credit	2,350	3,375	—	2,803	47	3,052	81
Installment	—	—	—	—	—	112	—
Total impaired loans	$110,580	$137,012	$1,178	$114,555	$1,832	$122,885	$5,258

Impaired loans at September 30, 2014 and December 31, 2013 included $32.0 million and $42.1 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

There were no loans modified in a troubled debt restructuring during the three months ended September 30, 2014. The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended September 30, 2013:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended September 30, 2013
Commercial	2	$7,575	$7,486	$344
Total troubled debt restructured loans	2	$7,575	$7,486	$344

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the nine months ended September 30, 2014 and 2013:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Nine months ended September 30, 2014
Commercial	2	$4,098	$3,799	$—
Residential mortgages:
Variable	2	4,676	4,647	5
Installment:
Consumer	1	50	—	50
Total troubled debt restructured loans	5	$8,824	$8,446	$55

Nine months ended September 30, 2013
Commercial	12	$16,258	$13,624	$344
Commercial real estate mortgages	1	547	533	—
Home equity loans and lines of credit	1	345	—	—
Total troubled debt restructured loans	14	$17,150	$14,157	$344

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $8.8 million were modified in troubled debt restructurings during the nine months ended September 30, 2014. Loans with pre-modification outstanding balances totaling $7.6 million and $17.2 million were modified in troubled debt restructurings during the three and nine months ended September 30, 2013, respectively. The concessions granted in the restructurings completed in 2014 consisted of maturity extensions and rate modifications.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The unpaid principal balance of troubled debt restructured (“TDR”) loans was $35.9 million, before specific reserves of $0.9 million, at September 30, 2014 and $52.2 million, before specific reserves of $0.8 million, at December 31, 2013. The net decrease in TDR loans from the prior year-end was primarily attributable to payoffs and payments received on existing TDR loans totaling $25.9 million and the removal of $0.5 million of loans that were restructured in an A/B note structure in prior year that are no longer reported as TDRs. These decreases were partially offset by additions totaling $8.8 million and advances on existing TDR loans totaling $1.5 million. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

The Company had no TDR loans that subsequently defaulted during the three and nine months ended September 30, 2014, and no TDR loans that subsequently defaulted during the three months ended September 30, 2013. The following table provides a summary of TDR loans that subsequently defaulted during the nine months ended September 30, 2013, that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

	For nine months ended September 30, 2013
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	4	$896	$—
Real estate construction:
Land	1	7,244	—
Home equity loans and lines of credit	1	139	—
Total loans that subsequently defaulted	6	$8,279	$—

All TDR loans were performing in accordance with their restructured terms at September 30, 2014. As of September 30, 2014, commitments to lend additional funds on restructured loans totaled $0.2 million.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at September 30, 2014 and December 31, 2013 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2014
Commercial	$4,017	$2,971	$—	$14,578	$21,566	$8,591,125	$8,612,691
Commercial real estate mortgages	265	501	—	3,691	4,457	3,560,731	3,565,188
Residential mortgages:
Fixed	—	3,625	6,145	3,911	13,681	1,410,232	1,423,913
Variable	—	5,259	—	2,257	7,516	3,591,784	3,599,300
Total residential mortgages	—	8,884	6,145	6,168	21,197	5,002,016	5,023,213
Real estate construction:
Construction	—	—	—	—	—	565,507	565,507
Land	—	—	—	6,598	6,598	13,127	19,725
Total real estate construction	—	—	—	6,598	6,598	578,634	585,232
Home equity loans and lines of credit	100	1,972	387	4,776	7,235	752,023	759,258
Installment:
Commercial	—	—	—	—	—	303	303
Consumer	280	85	292	42	699	177,801	178,500
Total installment	280	85	292	42	699	178,104	178,803
Lease financing	63	18	—	66	147	623,456	623,603
Total	$4,725	$14,431	$6,824	$35,919	$61,899	$19,286,089	$19,347,988

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands) (1)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2013
Commercial	$6,582	$362	$—	$14,248	$21,192	$7,541,108	$7,562,300
Commercial real estate mortgages	1,197	1,633	—	18,449	21,279	3,201,722	3,223,001
Residential mortgages:
Fixed	—	—	379	3,789	4,168	1,436,283	1,440,451
Variable	—	—	—	7,872	7,872	3,105,988	3,113,860
Total residential mortgages	—	—	379	11,661	12,040	4,542,271	4,554,311
Real estate construction:
Construction	—	—	—	5,467	5,467	332,131	337,598
Land	—	797	—	13,600	14,397	15,009	29,406
Total real estate construction	—	797	—	19,067	19,864	347,140	367,004
Home equity loans and lines of credit	—	—	74	5,144	5,218	704,126	709,344
Installment:
Commercial	1	—	—	—	1	361	362
Consumer	10	7	—	32	49	151,544	151,593
Total installment	11	7	—	32	50	151,905	151,955
Lease financing	401	126	—	50	577	601,946	602,523
Total	$8,191	$2,925	$453	$68,651	$80,220	$17,090,218	$17,170,438

(1)          Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of September 30, 2014 and December 31, 2013. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	September 30, 2014			December 31, 2013
(in thousands) (1)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$8,533,130	$79,561	$8,612,691	$7,416,487	$145,813	$7,562,300
Commercial real estate mortgages	3,524,848	40,340	3,565,188	3,139,707	83,294	3,223,001
Residential mortgages:
Fixed	1,396,708	27,205	1,423,913	1,425,087	15,364	1,440,451
Variable	3,567,505	31,795	3,599,300	3,087,636	26,224	3,113,860
Total residential mortgages	4,964,213	59,000	5,023,213	4,512,723	41,588	4,554,311
Real estate construction:
Construction	565,507	—	565,507	332,131	5,467	337,598
Land	13,127	6,598	19,725	15,522	13,884	29,406
Total real estate construction	578,634	6,598	585,232	347,653	19,351	367,004
Home equity loans and lines of credit	728,078	31,180	759,258	687,732	21,612	709,344
Installment:
Commercial	303	—	303	362	—	362
Consumer	177,407	1,093	178,500	151,468	125	151,593
Total installment	177,710	1,093	178,803	151,830	125	151,955
Lease financing	619,664	3,939	623,603	598,821	3,702	602,523
Total	$19,126,277	$221,711	$19,347,988	$16,854,953	$315,485	$17,170,438

(1)         Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$9,103	$24,414	$15,922	$44,781
Provision for losses	589	2,496	3,783	461
Reduction in allowance due to loan removals	(324)	(1,028)	(10,337)	(19,360)
Balance, end of period	$9,368	$25,882	$9,368	$25,882

The allowance for losses on covered loans was $9.4 million, $15.9 million and $25.9 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company recorded provision expense of $0.6 million and $3.8 million during the three and nine months ended September 30, 2014, respectively. Provision expense was $2.5 million and $0.5 million on covered loans during the three and nine months ended September 30, 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of market conditions, the credit quality of outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reversed for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of September 30, 2014 and December 31, 2013.

At September 30, 2014, covered loans that were 30 to 89 days delinquent totaled $2.5 million and covered loans that were 90 days or more past due on accrual status totaled $38.5 million. At December 31, 2013, covered loans that were 30 to 89 days delinquent totaled $15.5 million and covered loans that were 90 days or more past due on accrual status totaled $45.7 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477
Additions	5,957	1,276	7,233	—	4,008	4,008
Sales	(83)	(4,366)	(4,449)	(771)	(14,435)	(15,206)
Valuation adjustments	(28)	(367)	(395)	—	(1,556)	(1,556)
Balance, end of period	$10,115	$14,487	$24,602	$18,905	$29,818	$48,723

Note 6. Other Real Estate Owned (Continued)

The following table provides a summary of OREO activity for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	6,068	5,296	11,364	723	17,914	18,637
Sales	(8,523)	(14,834)	(23,357)	(2,552)	(39,597)	(42,149)
Valuation adjustments	(41)	(1,456)	(1,497)	(293)	(6,775)	(7,068)
Balance, end of period	$10,115	$14,487	$24,602	$18,905	$29,818	$48,723

At September 30, 2014, OREO was $24.6 million and included $14.5 million of covered OREO. At December 31, 2013, OREO was $38.1 million and included $25.5 million of covered OREO. The balance of OREO at September 30, 2014 and December 31, 2013 is net of valuation allowances of $9.9 million and $17.4 million, respectively.

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

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of September 30, 2014 and December 31, 2013 are provided below:

	September 30,	December 31,
(in thousands) (1)	2014	2013
Short-term borrowings
Current portion of nonrecourse debt (5)	$4,635	$3,889
Total short-term borrowings	$4,635	$3,889

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,521	$299,463
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due July 2019 (2)	—	50,000
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - Fixed and Floating Subordinated Notes due August 2019 (3)	—	55,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,994	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (4)	5,155	5,155
Nonrecourse debt (5)	91,941	91,388
Other long-term debt (6)	9,823	9,968
Total long-term debt	$631,434	$735,968

(1)         The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense.

(2)         These notes bore a fixed interest rate of 9 percent for the initial five years from the date of issuance (July 15, 2009). The Bank redeemed the notes in accordance with their terms and procedures on July 15, 2014.

(3)         These notes bore a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009). The Bank redeemed the notes in accordance with their terms and procedures on August 12, 2014.

(4)         These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of September 30, 2014, the interest rate was approximately 2.20 percent.

(5)         Nonrecourse debt bears interest at an average rate of 3.85 percent as of September 30, 2014 and has maturity dates ranging from November 2014 to February 2023.

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

Note 8. Shareholders’ Equity (Continued)

At September 30, 2014 and December 31, 2013, AOCI was comprised of net unrealized losses on securities available-for-sale of $7.6 million and $15.6 million, respectively.

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized losses arising during the period	$(16,386)	$(6,839)	$(9,547)	$(23,334)	$(9,761)	$(13,573)
Reclassification adjustment for net gains included in net income (1)	(7)	(3)	(4)	(5,788)	(2,421)	(3,367)
Non-credit related impairment loss	(243)	(102)	(141)	—	—	—
Total securities available-for-sale	(16,636)	(6,944)	(9,692)	(29,122)	(12,182)	(16,940)
Total other comprehensive loss	$(16,636)	$(6,944)	$(9,692)	$(29,122)	$(12,182)	$(16,940)

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$21,646	$9,060	$12,586	$(155,089)	$(64,874)	$(90,215)
Reclassification adjustment for net gains included in net income (1)	(7,558)	(3,162)	(4,396)	(11,460)	(4,794)	(6,666)
Non-credit related impairment loss	(243)	(102)	(141)	—	—	—
Total securities available-for-sale	13,845	5,796	8,049	(166,549)	(69,668)	(96,881)
Net change on cash flow hedges	—	—	—	(56)	—	(56)
Total other comprehensive income (loss)	$13,845	$5,796	$8,049	$(166,605)	$(69,668)	$(96,937)

(1)           Recognized in Gain on sale of securities in the consolidated statements of income.

The following table summarizes the Company’s share repurchases for the three months ended September 30, 2014. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended September 30, 2014.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
July 1, 2014 to July 31, 2014	2,085	$74.64
August 1, 2014 to August 31, 2014	12	75.88
September 1, 2014 to September 30, 2014	3,003	77.46
Total share repurchases	5,100	76.30

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

Note 9. Earnings per Common Share (Continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Basic EPS:
Net income attributable to City National Corporation	$68,651	$63,633	$189,863	$174,897
Less: Dividends on preferred stock	4,093	2,407	12,281	7,219
Net income available to common shareholders	$64,558	$61,226	$177,582	$167,678
Less: Earnings allocated to participating securities	632	688	1,808	1,975
Earnings allocated to common shareholders	$63,926	$60,538	$175,774	$165,703

Weighted average common shares outstanding	55,031	54,274	54,893	54,039

Basic earnings per common share	$1.16	$1.12	$3.20	$3.07

Diluted EPS:
Earnings allocated to common shareholders (1)	$63,932	$60,543	$175,790	$165,716

Weighted average common shares outstanding	55,031	54,274	54,893	54,039
Dilutive effect of equity awards	734	546	723	425
Weighted average diluted common shares outstanding	55,765	54,820	55,616	54,464

Diluted earnings per common share	$1.15	$1.10	$3.16	$3.04

(1)         Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.7 million and 1.0 million average outstanding stock options that were antidilutive for the three months ended September 30, 2014 and 2013, respectively. There were 0.7 million and 1.9 million average outstanding stock options that were antidilutive for the nine months ended September 30, 2014 and 2013, respectively.

Note 10. Share-Based Compensation

On September 30, 2014, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of September 30, 2014. At September 30, 2014, there were approximately 2.8 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company’s share-based compensation plan.

The compensation cost recognized for all share-based awards was $5.5 million and $16.1 million for the three and nine months ended September 30, 2014, respectively, compared with $5.7 million and $16.3 million for the three and nine months ended September 30, 2013, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.3 million and $6.7 million for the three and nine months ended September 30, 2014, respectively, compared with $2.4 million and $6.8 million for the three and nine months ended September 30, 2013, respectively. The Company received $21.7 million and $25.0 million in cash for the exercise of stock options during the nine months ended September 30, 2014 and 2013, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $3.2 million and $4.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 10. Share-Based Compensation (Continued)

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Weighted-average volatility	27.08%	—	27.35%	28.12%
Dividend yield	1.72%	—	1.79%	2.15%
Expected term (in years)	5.46	—	6.06	6.15
Risk-free interest rate	1.97%	—	1.99%	1.24%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2014 and 2013 were $17.93 and $12.57, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $7.7 million and $10.2 million, respectively.

A summary of option activity and related information for the nine months ended September 30, 2014 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2014	4,075	$55.50
Granted	455	73.65
Exercised	(390)	55.71
Forfeited or expired	(51)	58.52
Outstanding at September 30, 2014	4,089	$57.46	$74,730	5.53
Exercisable at September 30, 2014	2,801	$56.11	$55,037	4.23

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the nine months ended September 30, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2014	1,425	$13.64
Granted	455	17.93
Vested	(552)	14.58
Forfeited	(40)	13.13
Unvested at September 30, 2014	1,288	$14.77

The number of options vested during the nine months ended September 30, 2014 and 2013 was 551,992 and 681,816, respectively. The total fair value of options vested during the nine months ended September 30, 2014 and 2013 was $8.1 million and $8.4 million, respectively. As of September 30, 2014, there was $13.2 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 10. Share-Based Compensation (Continued)

A summary of changes in restricted stock and related information for the nine months ended September 30, 2014 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2014	608	$53.03
Granted	119	73.64
Vested	(181)	44.43
Forfeited	(11)	55.88
Unvested at September 30, 2014	535	$60.47

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2014 and 2013 was $73.64 and $56.01, respectively. The number of restricted shares vested during the nine months ended September 30, 2014 and 2013 was 180,799 and 198,268, respectively. The total fair value of restricted stock vested during the nine months ended September 30, 2014 and 2013 was $8.0 million and $9.1 million, respectively. As of September 30, 2014, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $17.0 million. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the nine months ended September 30, 2014 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2014	190
Granted	15
Vested	(24)
Forfeited	(4)
Unvested at September 30, 2014	177

Note 11. Derivative Instruments

The Company may use interest-rate swaps to mitigate interest-rate risk associated with changes to (1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and (2) certain cash flows related to future interest payments on variable rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company also offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting.

Note 11. Derivative Instruments (Continued)

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2014 and December 31, 2013. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	September 30, 2014			December 31, 2013
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$2,975.3	$37.9	$37.8	$2,769.4	$42.7	$41.7
Interest-rate caps, floors and collars	310.2	0.9	0.9	251.6	0.5	0.5
Options purchased	0.2	0.1	0.2	1.5	0.6	0.6
Options written	0.2	—	—	1.5	—	—
Total interest-rate contracts	$3,285.9	$38.9	$38.9	$3,024.0	$43.8	$42.8

Option contracts	$2.1	$0.3	$—	$1.9	$0.4	$—

Foreign exchange contracts:
Spot and forward contracts	$651.6	$4.8	$5.7	$461.4	$3.5	$3.3
Options purchased	3.0	—	—	6.3	—	—
Options written	3.0	0.2	0.2	6.3	0.2	0.2
Total foreign exchange contracts	$657.6	$5.0	$5.9	$474.0	$3.7	$3.5

Equity warrants	$1.8	$0.7	$—	$—	$—	$—

Total derivatives not designated as hedging instruments	$3,947.4	$44.9	$44.8	$3,499.9	$47.9	$46.3

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

Derivatives Designated as Hedging Instruments

The Company had no hedging instruments as of September 30, 2014 and December 31, 2013.

The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. There was no net interest income recognized on interest rate swaps for the three and nine months ended September 30, 2014. Interest rate swaps increased net interest income by $1.1 million for the nine months ended September 30, 2013.

Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the nine-month periods ended September 30, 2014 and 2013. The $0.1 million of gains on cash flow hedges reclassified from AOCI to interest income for the nine months ended September 30, 2013 represents the amortization of deferred gains on cash flow hedges that were terminated in 2010 prior to their respective maturity dates for which the hedge transactions had yet to occur. The balance of deferred gain on terminated swaps was fully amortized in 2013.

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

Note 11. Derivative Instruments (Continued)

The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2014 and 2013:

(in millions) Derivatives Not Designated	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
as Hedging Instruments	Statements of Income	2014	2013	2014	2013
Interest-rate contracts	Other noninterest income	$—	$(0.3)	$(1.0)	$0.9
Option contracts	Other noninterest income	0.1	(0.1)	0.1	0.3
Foreign exchange contracts	International services income	8.7	7.2	24.2	20.4
Equity warrants	Other noninterest income	—	—	0.1	—
Total income		$8.8	$6.8	$23.4	$21.6

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

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2014 was $9.0 million. The Company delivered collateral in the form of securities valued at $4.1 million and cash totaling $17.7 million on swap agreements that had credit-risk contingent features that were in a net liability position at September 30, 2014.

The Company’s interest-rate swaps had $1.0 million and $2.4 million of credit risk exposure at September 30, 2014 and December 31, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at September 30, 2014 and December 31, 2013. The Company delivered collateral valued at $7.6 million on swap agreements that did not have credit-risk contingent features at September 30, 2014.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements to invest available liquidity and collateral swap agreements. Under reverse repurchase agreements the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45. Securities swaps totaled $500.0 million at September 30, 2014. At September 30, 2014, the Company had delivered collateral of approximately $531.0 million on the repurchase agreement and accepted collateral of approximately $526.5 million on the reverse repurchase agreement. The collateral consisted of agency mortgage-backed securities. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

The following table provides information about financial instruments that are eligible for offset at September 30, 2014 and December 31, 2013:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
September 30, 2014
Financial assets:
Reverse repurchase agreements	$700,462	$(500,156)	$200,306	$(200,000)	$—	$306
Derivatives not designated as hedging instruments	10,838	(5,318)	5,520	—	—	5,520
Total financial assets	$711,300	$(505,474)	$205,826	$(200,000)	$—	$5,826

Financial liabilities:
Repurchase agreements	$500,156	$(500,156)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	39,432	(5,318)	34,114	(11,684)	(17,707)	4,723
Total financial liabilities	$539,588	$(505,474)	$34,114	$(11,684)	$(17,707)	$4,723

December 31, 2013
Financial assets:
Reverse repurchase agreements	$200,000	$—	$200,000	$(200,000)	$—	$—
Derivatives not designated as hedging instruments	18,749	(13,323)	5,426	—	—	5,426
Total financial assets	$218,749	$(13,323)	$205,426	$(200,000)	$—	$5,426

Financial liabilities:
Derivatives not designated as hedging instruments	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)
Total financial liabilities	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

Note 13. Income Taxes

The Company recognized income tax expense of $34.4 million and $90.5 million for the three and nine months ended September 30, 2014, respectively. The Company recognized income tax expense of $27.1 million and $73.7 million for the same periods in 2013.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of $0.3 million and $0.4 million for the nine months ended September 30, 2014 and 2013, respectively. The Company had approximately $2.7 million and $3.0 million of accrued interest and penalties as of September 30, 2014 and December 31, 2013, respectively.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service (“IRS”) for the tax year 2014. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the nine month period ended September 30, 2014.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under IRS regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $6.1 million and $16.8 million for the three and nine months ended September 30, 2014, respectively. Profit sharing and matching contribution expense was $5.5 million and $15.5 million for the same periods in 2013, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.1 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. Earnings on plan assets, net of benefits payable to plan participants, were $0.2 million and $0.7 million for the same periods in 2013, respectively.

Note 15. Contingencies

In the normal course of business, the Company issues financial guarantees in the form of letters of credit. Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. Exposure to credit loss in the event of nonperformance by the other party to the letters of credit is represented by the contractual notional amount. At September 30, 2014, the Company had $683.4 million in letters of credit, of which $577.9 million relate to standby letters of credit and $105.5 million relate to commercial letters of credit. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $203.2 million and $188.2 million at September 30, 2014 and December 31, 2013, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $74.3 million at September 30, 2014. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Of the affordable housing investments held as of September 30, 2014, the Company had a significant variable interest in four affordable housing partnerships. These interests were acquired at various times from 1998 to 2001. The Company’s maximum exposure to loss as a result of its involvement with these entities is limited to the $0.7 million aggregate carrying value of these investments at September 30, 2014. There were no unfunded commitments for these affordable housing investments at September 30, 2014.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $29.0 million and $34.0 million at September 30, 2014 and December 31, 2013, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of September 30, 2014, affiliate noncontrolling owners held equity interests with an estimated fair value of $47.2 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the nine months ended September 30, 2014 and 2013:

	For the nine months ended September 30,
(in thousands)	2014	2013
Balance, beginning of period	$39,768	$41,112
Net income	2,056	1,657
Distributions to redeemable noncontrolling interest	(2,366)	(1,285)
Additions and redemptions, net	(403)	(1,625)
Adjustments to fair value	8,167	(19)
Balance, end of period	$47,222	$39,840

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

Note 18. Segment Results (Continued)

	For the three months ended September 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$204,965	$452	$10,359	$215,776
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(8,000)	—	—	(8,000)
Provision for losses on covered loans	589	—	—	589
Noninterest income	53,391	69,974	(15,448)	107,917
Depreciation and amortization	2,786	1,797	5,119	9,702
Noninterest expense	181,632	57,726	(21,858)	217,500
Income before income taxes	81,349	10,903	11,650	103,902
Provision for income taxes	27,158	3,357	3,889	34,404
Net income	54,191	7,546	7,761	69,498
Less: Net income attributable to noncontrolling interest	—	847	—	847
Net income attributable to City National Corporation	$54,191	$6,699	$7,761	$68,651

Selected Average Balances:
Loans and leases, excluding covered loans	$18,777,758	$—	$60,002	$18,837,760
Covered loans	580,200	—	—	580,200
Total assets	19,482,692	738,013	10,689,909	30,910,614
Deposits	26,481,108	71,595	277,930	26,830,633
Goodwill	393,176	249,079	—	642,255
Customer-relationship intangibles, net	2,335	34,689	—	37,024

	For the three months ended September 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$195,112	$242	$18,917	$214,271
Provision for losses on covered loans	2,496	—	—	2,496
Noninterest income	38,602	57,535	(7,254)	88,883
Depreciation and amortization	3,263	1,878	4,618	9,759
Noninterest expense	169,862	48,341	(18,598)	199,605
Income before income taxes	58,093	7,558	25,643	91,294
Provision for income taxes	17,329	2,073	7,650	27,052
Net income	40,764	5,485	17,993	64,242
Less: Net income attributable to noncontrolling interest	—	609	—	609
Net income attributable to City National Corporation	$40,764	$4,876	$17,993	$63,633

Selected Average Balances:
Loans and leases, excluding covered loans	$15,989,181	$—	$50,572	$16,039,753
Covered loans	818,928	—	—	818,928
Total assets	17,011,547	644,677	10,404,910	28,061,134
Deposits	23,817,083	76,052	408,512	24,301,647
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	4,445	39,024	—	43,469

Note 18. Segment Results (Continued)

	For the nine months ended September 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$603,170	$1,253	$30,253	$634,676
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(9,000)	—	—	(9,000)
Provision for losses on covered loans	3,783	—	—	3,783
Noninterest income	142,536	203,538	(35,810)	310,264
Depreciation and amortization	8,381	5,310	14,665	28,356
Noninterest expense	533,442	167,858	(61,939)	639,361
Income before income taxes	209,100	31,623	41,717	282,440
Provision for income taxes	67,507	9,546	13,468	90,521
Net income	141,593	22,077	28,249	191,919
Less: Net income attributable to noncontrolling interest	—	2,056	—	2,056
Net income attributable to City National Corporation	$141,593	$20,021	$28,249	$189,863

Selected Average Balances:
Loans and leases, excluding covered loans	$17,993,033	$—	$57,583	$18,050,616
Covered loans	639,592	—	—	639,592
Total assets	18,814,042	696,527	10,600,175	30,110,744
Deposits	25,710,863	77,657	254,929	26,043,449
Goodwill	393,176	249,322	—	642,498
Customer-relationship intangibles, net	2,717	35,788	—	38,505

	For the nine months ended September 30, 2013
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$564,132	$803	$53,328	$618,263
Provision for losses on covered loans	461	—	—	461
Noninterest income	119,418	171,461	(26,259)	264,620
Depreciation and amortization	10,505	5,654	13,884	30,043
Noninterest expense	511,703	144,480	(54,093)	602,090
Income before income taxes	160,881	22,130	67,278	250,289
Provision for income taxes	47,712	6,071	19,952	73,735
Net income	113,169	16,059	47,326	176,554
Less: Net income attributable to noncontrolling interest	—	1,657	—	1,657
Net income attributable to City National Corporation	$113,169	$14,402	$47,326	$174,897

Selected Average Balances:
Loans and leases, excluding covered loans	$15,378,936	$—	$53,303	$15,432,239
Covered loans	905,411	—	—	905,411
Total assets	16,502,985	647,273	10,597,656	27,747,914
Deposits	22,696,050	100,922	487,093	23,284,065
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	5,174	40,197	—	45,371

Note 19. Sale of Business

On September 1, 2014, the Company completed the sale of its retirement services recordkeeping business to OneAmerica Retirement Services, LLC (“OneAmerica”). The $1.4 million gain recognized on the sale was offset by transaction-related expenses. The sale resulted in the transfer of approximately $6.96 billion of assets under administration to OneAmerica.

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

A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its customers, including changes in consumer spending, borrowing and savings habits; (2) the impact on financial markets and the economy of the level of U.S. and European debt; (3) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (4) limited economic growth and elevated levels of unemployment; (5) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (6) the impact of revised capital requirements under Basel III; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruption in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s customers, or changes in the performance or creditworthiness of our customers’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the company at managing the risks involved in the foregoing.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2014 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts) (1)	2014	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$323,693	$320,201	$303,154	1%	7%
Net income attributable to City National Corporation	68,651	66,701	63,633	3	8
Net income available to common shareholders	64,558	62,607	61,226	3	5
Net income per common share, basic	1.16	1.13	1.12	3	4
Net income per common share, diluted	1.15	1.11	1.10	4	5
Dividends per common share	0.33	0.33	0.25	—	32

At Quarter End
Assets	$32,015,600	$30,819,092	$29,059,404	4	10
Securities	9,205,637	8,832,942	8,596,101	4	7
Loans and leases, excluding covered loans	19,347,988	18,474,788	16,566,133	5	17
Covered loans (2)	552,715	605,770	780,072	(9)	(29)
Deposits	27,955,980	26,651,525	25,236,869	5	11
Common shareholders’ equity	2,631,813	2,585,537	2,417,968	2	9
Total shareholders’ equity	2,899,429	2,853,153	2,587,888	2	12
Book value per common share	48.13	47.38	44.85	2	7

Average Balances
Assets	$30,910,614	$29,978,947	$28,061,134	3	10
Securities	8,944,280	8,668,011	8,576,457	3	4
Loans and leases, excluding covered loans	18,837,760	17,959,191	16,039,753	5	17
Covered loans (2)	580,200	643,690	818,928	(10)	(29)
Deposits	26,830,633	25,912,081	24,301,647	4	10
Common shareholders’ equity	2,612,652	2,562,555	2,400,624	2	9
Total shareholders’ equity	2,880,268	2,830,171	2,570,544	2	12

Selected Ratios
Return on average assets (annualized)	0.88%	0.89%	0.90%	(1)	(2)
Return on average common equity (annualized)	9.80	9.80	10.12	—	(3)
Corporation’s tier 1 leverage	7.44	7.43	7.07	0	5
Corporation’s tier 1 risk-based capital	9.92	10.00	9.69	(1)	2
Corporation’s total risk-based capital	12.14	12.81	12.67	(5)	(4)
Period-end common equity to period-end assets	8.22	8.39	8.32	(2)	(1)
Period-end equity to period-end assets	9.06	9.26	8.91	(2)	2
Common dividend payout ratio	28.40	29.26	22.40	(3)	27
Net interest margin	3.03	3.21	3.30	(6)	(8)
Expense to revenue ratio (3)	68.14	68.48	66.37	(1)	3

Asset Quality Ratios (4)
Nonaccrual loans to total loans and leases	0.19%	0.35%	0.42%	(46)	(55)
Nonaccrual loans and OREO to total loans and leases and OREO	0.24	0.37	0.53	(35)	(55)
Allowance for loan and lease losses to total loans and leases	1.62	1.68	1.79	(4)	(10)
Allowance for loan and lease losses to nonaccrual loans	870.59	480.50	425.20	81	105
Net recoveries (charge-offs) to average total loans and leases (annualized)	0.22	(0.08)	0.17	(375)	29

At Quarter End
Assets under management (5)	$49,090,864	$47,123,652	$42,811,783	4	15
Assets under management or administration (5)	61,176,564	65,780,023	61,475,965	(7)	(0)

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

(5)         Excludes $28.58 billion, $27.85 billion and $26.30 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

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

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation (“CNC”) was $68.7 million for the third quarter of 2014, up 8 percent from $63.6 million in the year-ago period and up 3 percent from $66.7 million for the second quarter of 2014. For the third quarter of 2014, consolidated net income available to common shareholders was $64.6 million, or $1.15 per diluted share. Net income available to common shareholders was $61.2 million, or $1.10 per diluted share, for the year-earlier quarter and $62.6 million, or $1.11 per diluted share, for the quarter ended June 30, 2014.

•       Revenue, which consists of net interest income and noninterest income, was $323.7 million for the third quarter of 2014, up 7 percent from $303.2 million in the year-earlier quarter and up 1 percent from $320.2 million in the second quarter of 2014.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $223.1 million for the third quarter of 2014, up 1 percent from the third quarter of 2013 but down 1 percent from the second quarter of 2014.

•       The Company’s net interest margin in the third quarter of 2014 was 3.03 percent, down from 3.30 percent in the third quarter of 2013 and 3.21 percent in the second quarter of 2014. The decreases from the prior periods were primarily due to lower income on covered loans that were paid off or fully-charged off in the third quarter of 2014.

•       Noninterest income was $107.9 million in the third quarter of 2014, up 21 percent from the third quarter of 2013 and 7 percent higher than in the second quarter of 2014. The increases were primarily attributable to higher trust and investment fee income and lower FDIC loss-sharing expense. Results for the third quarter of 2014 also included a small net securities loss, compared to a $5.6 million net gain in the third quarter of 2013 and a $5.1 million net gain in the second quarter of 2014.

•       Trust and investment fee income grew to $56.8 million in the third quarter of 2014, up 15 percent from the year-earlier quarter and 4 percent higher from the second quarter of 2014. Assets under management totaled $49.09 billion as of September 30, 2014, up 15 percent from September 30, 2013 and 4 percent higher than at June 30, 2014. The increases were primarily due to asset inflows and market appreciation.

•       Noninterest expense for the third quarter of 2014 was $227.2 million, up 9 percent from the third quarter of 2013 and 1 percent higher from the second quarter of 2014. The increase from the year-ago period largely reflects higher compensation costs, as well as an increase in legal and professional fees. The higher expenses in the third quarter of 2014 included $0.5 million compensation costs and $0.9 million legal and professional fees related to the sale of the Company’s retirement services business.

•       The base yield on the covered loan portfolio generated net interest income of $11.2 million in the third quarter of 2014, compared to $16.2 million for the year-earlier quarter and $12.4 million in the second quarter of 2014. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged-off. The Company recognizes other components of other income and expense related to its covered assets including income from covered loans that were paid off or fully charged-off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of those items to the income statement, excluding the base yield, was total net income of $1.4 million for the third quarter of 2014, compared to net income of $2.7 million for the third quarter of 2013 and net expense of $2.8 million for the second quarter of 2014. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “Covered Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 33.1 percent for the third quarter of 2014, compared with 29.6 percent for the year-earlier period and 30.7 percent for the second quarter of 2014.

•       Total assets were $32.02 billion at September 30, 2014, up 10 percent from $29.06 billion at September 30, 2013 and up 4 percent from $30.82 billion at June 30, 2014. Total average assets were $30.91 billion for the third quarter of 2014, up 10 percent from $28.06 billion for the third quarter of 2013 and up 3 percent from $29.98 billion for the second quarter of 2014.

•       Loans and leases, excluding covered loans, grew to $19.35 billion at September 30, 2014, an increase of 17 percent from $16.57 billion at September 30, 2013 and 5 percent from $18.47 billion at June 30, 2014. Average loan and lease balances, excluding covered loans, were $18.84 billion for the third quarter of 2014, up 17 percent from the same period of last year and 5 percent from the second quarter of 2014. Average commercial loan balances were up 20 percent from the year-earlier period and 5 percent from the second quarter of 2014. Average commercial real estate balances increased 14 percent from the third quarter of 2013 and 4 percent from the second quarter of 2014.

•       Excluding covered loans, third quarter 2014 results included an $8.0 million reversal of provision for loan and lease losses. The Company recorded no provision in the third quarter of 2013, and a $1.0 million reversal of provision in the second quarter of 2014. The reversal reflected substantial loan-loss recoveries, improving credit quality and adherence to the Company’s allowance methodology. The allowance for loan and lease losses on non-covered loans was $312.7 million at September 30, 2014, compared with $295.9 million at September 30, 2013 and $311.3 million at June 30, 2014. The Company remains appropriately reserved at 1.62 percent of total loans and leases, excluding covered loans, at September 30, 2014, compared with 1.79 percent at September 30, 2013 and 1.68 percent at June 30, 2014.

•       In the third quarter of 2014, net loan recoveries totaled $10.6 million, or 0.22 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $6.8 million, or 0.17 percent, in the year-earlier quarter, and net charge-offs of $3.6 million, or 0.08 percent, for the second quarter of 2014. Nonaccrual loans, excluding covered loans, totaled $35.9 million at September 30, 2014, down from $69.6 million at September 30, 2013 and $64.8 million at June 30, 2014. At September 30, 2014, nonperforming assets, excluding covered assets, were $46.0 million, down from $88.5 million at September 30, 2013 and $69.1 million at June 30, 2014.

•       Average securities for the third quarter of 2014 totaled $8.94 billion, up 4 percent from the third quarter of 2013 and 3 percent from the second quarter of 2014.

•       Period-end deposits at September 30, 2014 were $27.96 billion, up 11 percent from $25.24 billion at September 30, 2013 and 5 percent from $26.65 billion at June 30, 2014. Deposit balances for the third quarter of 2014 averaged $26.83 billion, up 10 percent from $24.30 billion for the third quarter of 2013 and 4 percent from $25.91 billion for the second quarter of 2014. Average core deposits, which equal 98 percent of total deposit balances for the third quarter of 2014, were up 11 percent from the third quarter of 2013 and 4 percent from the second quarter of 2014.

•       The Company remains well capitalized. The ratio of Tier 1 common shareholders’ equity to risk-based assets was 8.7 percent at September 30, 2014, compared with 8.8 percent at both September 30, 2013 and June 30, 2014. Refer to the “Capital” section included elsewhere in this report for further discussion of this non-GAAP measure. All of the Company’s pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are expected to be fully implemented by January 1, 2019.

OUTLOOK

There has been no change to management’s outlook since the Company issued its second-quarter earnings report.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2014 and 2013:

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(2)	rate	balance	expense (1)(2)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$9,042,215	$75,424	3.31%	$7,540,501	$67,106	3.53%
Commercial real estate mortgages	3,480,293	30,878	3.52	3,061,579	28,606	3.71
Residential mortgages	4,905,417	42,383	3.46	4,253,989	38,359	3.61
Real estate construction	509,467	4,699	3.66	351,568	4,015	4.53
Home equity loans and lines of credit	728,404	6,489	3.53	683,519	6,129	3.56
Installment	171,964	1,910	4.41	148,597	1,611	4.30
Total loans and leases, excluding covered loans (3)	18,837,760	161,783	3.41	16,039,753	145,826	3.61
Covered loans	580,200	22,470	15.49	818,928	42,023	20.53
Total loans and leases	19,417,960	184,253	3.76	16,858,681	187,849	4.42
Due from banks - interest-bearing	559,476	363	0.26	611,159	403	0.26
Federal funds sold and securities purchased under resale agreements	246,658	1,721	2.77	282,560	1,563	2.19
Securities	8,944,280	47,553	2.13	8,576,457	42,727	1.99
Other interest-earning assets	71,305	1,076	5.99	88,830	1,234	5.51
Total interest-earning assets	29,239,679	234,966	3.19	26,417,687	233,776	3.51
Allowance for loan and lease losses	(327,787)			(319,127)
Cash and due from banks	167,581			138,221
Other non-earning assets	1,831,141			1,824,353
Total assets	$30,910,614			$28,061,134

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,396,304	$328	0.05%	$2,289,643	$385	0.07%
Money market accounts	6,538,567	1,123	0.07	6,285,944	1,732	0.11
Savings deposits	463,584	70	0.06	419,959	98	0.09
Time deposits - under $100,000	164,819	84	0.20	184,673	134	0.29
Time deposits - $100,000 and over	437,672	428	0.39	585,664	578	0.39
Total interest-bearing deposits	10,000,946	2,033	0.08	9,765,883	2,927	0.12

Federal funds purchased and securities sold under repurchase agreements	543	—	0.08	2,174	1	0.08
Other borrowings	666,867	9,785	5.82	712,351	10,894	6.07
Total interest-bearing liabilities	10,668,356	11,818	0.44	10,480,408	13,822	0.52
Noninterest-bearing deposits	16,829,687			14,535,764
Other liabilities	532,303			474,418
Total equity	2,880,268			2,570,544
Total liabilities and equity	$30,910,614			$28,061,134

Net interest spread			2.75%			2.99%
Fully taxable-equivalent net interest and dividend income		$223,148			$219,954
Net interest margin			3.03%			3.30%
Less: Dividend income included in other income		1,076			1,234
Fully taxable-equivalent net interest income		$222,072			$218,720

(1)         Net interest income is presented on a fully taxable-equivalent basis.

(2)         Loan income includes loan fees of $6,979 and $7,499 for 2014 and 2013, respectively.

(3)         Includes average nonaccrual loans of $39,743 and $72,741 for 2014 and 2013, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2014			September 30, 2013
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands)	balance	expense (1)(2)	rate	balance	expense (1)(2)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$8,639,706	$218,563	3.38%	$7,241,317	$195,222	3.60%
Commercial real estate mortgages	3,364,079	90,042	3.58	2,893,460	84,127	3.89
Residential mortgages	4,740,115	124,607	3.51	4,107,121	114,372	3.71
Real estate construction	435,172	12,084	3.71	345,825	11,554	4.47
Home equity loans and lines of credit	707,011	19,109	3.61	699,731	18,908	3.61
Installment	164,533	5,425	4.41	144,785	4,773	4.41
Total loans and leases, excluding covered loans (3)	18,050,616	469,830	3.48	15,432,239	428,956	3.72
Covered loans	639,592	75,383	15.71	905,411	106,749	15.72
Total loans and leases	18,690,208	545,213	3.90	16,337,650	535,705	4.38
Due from banks - interest-bearing	600,363	1,183	0.26	348,196	674	0.26
Federal funds sold and securities purchased under resale agreements	293,672	4,568	2.08	238,351	4,253	2.39
Securities	8,733,819	139,252	2.13	9,075,405	133,386	1.96
Other interest-earning assets	73,449	3,451	6.28	96,477	3,269	4.53
Total interest-earning assets	28,391,511	693,667	3.27	26,096,079	677,287	3.47
Allowance for loan and lease losses	(326,333)			(324,004)
Cash and due from banks	200,765			131,840
Other non-earning assets	1,844,801			1,843,999
Total assets	$30,110,744			$27,747,914

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,381,215	$1,039	0.06%	$2,226,952	$1,192	0.07%
Money market accounts	6,507,891	3,365	0.07	5,914,286	4,975	0.11
Savings deposits	460,076	206	0.06	417,767	311	0.10
Time deposits - under $100,000	169,414	263	0.21	192,423	494	0.34
Time deposits - $100,000 and over	457,265	1,354	0.40	632,579	1,884	0.40
Total interest-bearing deposits	9,975,861	6,227	0.08	9,384,007	8,856	0.13

Federal funds purchased and securities sold under repurchase agreements	495	—	0.07	402,551	401	0.13
Other borrowings	714,042	32,101	6.01	1,028,022	33,368	4.34
Total interest-bearing liabilities	10,690,398	38,328	0.48	10,814,580	42,625	0.53
Noninterest-bearing deposits	16,067,588			13,900,058
Other liabilities	522,115			471,127
Total equity	2,830,643			2,562,149
Total liabilities and equity	$30,110,744			$27,747,914

Net interest spread			2.79%			2.94%
Fully taxable-equivalent net interest and dividend income		$655,339			$634,662
Net interest margin			3.09%			3.25%
Less: Dividend income included in other income		3,451			3,269
Fully taxable-equivalent net interest income		$651,888			$631,393

(1)         Net interest income is presented on a fully taxable-equivalent basis.

(2)         Loan income includes loan fees of $22,095 and $20,218 for 2014 and 2013, respectively.

(3)         Includes average nonaccrual loans of $57,229 and $80,169 for 2014 and 2013, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the third quarter and first nine months of 2014 and 2013, as well as the third quarter and first nine months of 2013 and 2012. The impact of interest rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes in Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2014 vs 2013			2013 vs 2012
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$26,377	$(29,973)	$(3,596)	$24,314	$(18,616)	$5,698
Securities	1,881	2,945	4,826	(295)	(3,581)	(3,876)
Due from banks - interest-bearing	(33)	(7)	(40)	241	(1)	240
Federal funds sold and securities purchased under resale agreements	(216)	374	158	294	1,195	1,489
Other interest-earning assets	(259)	101	(158)	(178)	727	549
Total interest-earning assets	27,750	(26,560)	1,190	24,376	(20,276)	4,100

Interest paid on:
Interest checking deposits	17	(74)	(57)	65	(142)	(77)
Money market deposits	67	(676)	(609)	128	(77)	51
Savings deposits	9	(37)	(28)	16	(47)	(31)
Time deposits	(146)	(54)	(200)	(182)	(150)	(332)
Total borrowings	(701)	(409)	(1,110)	(3,178)	2,543	(635)
Total interest-bearing liabilities	(754)	(1,250)	(2,004)	(3,151)	2,127	(1,024)
	$28,504	$(25,310)	$3,194	$27,527	$(22,403)	$5,124

	For the nine months ended September 30,			For the nine months ended September 30,
	2014 vs 2013			2013 vs 2012
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$72,320	$(62,812)	$9,508	$68,410	$(72,635)	$(4,225)
Securities	(5,132)	10,998	5,866	15,570	(22,299)	(6,729)
Due from banks - interest-bearing	496	13	509	215	30	245
Federal funds sold and securities purchased under resale agreements	906	(591)	315	785	3,287	4,072
Other interest-earning assets	(895)	1,077	182	(418)	1,617	1,199
Total interest-earning assets	67,695	(51,315)	16,380	84,562	(90,000)	(5,438)

Interest paid on:
Interest checking deposits	79	(232)	(153)	191	(440)	(249)
Money market deposits	459	(2,069)	(1,610)	10	(795)	(785)
Savings deposits	30	(135)	(105)	52	(123)	(71)
Time deposits	(530)	(231)	(761)	(407)	(546)	(953)
Total borrowings	(22,345)	20,677	(1,668)	15,290	(11,742)	3,548
Total interest-bearing liabilities	(22,307)	18,010	(4,297)	15,136	(13,646)	1,490
	$90,002	$(69,325)	$20,677	$69,426	$(76,354)	$(6,928)

(1) Includes covered loans.

Net interest income was $215.8 million for the third quarter of 2014, a decrease of 2 percent from $219.1 million for the second quarter of 2014, and an increase of 1 percent from $214.3 million for the third quarter of 2013. The decrease in net interest income from the second quarter of 2014 was largely due to lower interest income from covered loans, partially offset by growth in interest income from non-covered loans and lower interest expense on borrowings. The increase in net interest income from the prior-year quarter was due to higher income on loans and securities and lower interest expense on deposits and borrowings, largely offset by lower interest income from covered loans. Fully taxable-equivalent net interest income and dividend income was $223.1 million for the third quarter of 2014, compared to $226.1 million for the second quarter of 2014 and $220.0 million for the third quarter of 2013.

Interest income on total loans was $181.6 million for the third quarter of 2014, down 3 percent from the second quarter of 2014 and down 2 percent from the third quarter of 2013. The decrease in loan interest income from prior periods was driven by lower income from covered loans, in both the base yield and net accelerated accretable yield recognition on covered loans that were paid off or fully charged off. Income from accelerated accretable yield recognition during the third quarter of 2014 was $11.3 million, compared to $18.7 million in the prior quarter and $25.8 million in the year-earlier quarter. Refer to “Covered Assets” included elsewhere in this report for further discussion of interest income on covered loans.

Average loans and leases, excluding covered loans, totaled $18.84 billion for the third quarter of 2014, an increase of 5 percent from $18.00 billion for the second quarter of 2014 and up 17 percent from $16.04 billion for the third quarter of 2013. Average commercial loans grew 5 percent and 20 percent from the second quarter of 2014 and third quarter of 2013, respectively. Average commercial real estate loans grew 4 percent and 14 percent for the same periods. Average covered loans decreased to $580.2 million for the third quarter of 2014 from $643.7 million for the second quarter of 2014 and $818.9 million for the year-ago quarter.

Interest income on securities was $43.9 million for the third quarter of 2014, a 1 percent increase from $43.5 million for the second quarter of 2014 and a 9 percent increase from $40.1 million for the third quarter of 2013. Average total securities were $8.94 billion for the third quarter of 2014, up 3 percent from $8.67 billion for the second quarter of 2014 and up 4 percent from $8.58 billion for the year-earlier quarter. The increase from the third quarter of 2013 was largely due to higher average balances of the investment portfolio driven by deposit growth and a higher yield due to an increase in the securities held-to-maturity portfolio.

Total interest expense was $11.8 million for the third quarter of 2014, a decrease of 11 percent from $13.2 million for the second quarter of 2014 and down 14 percent from $13.8 million for the third quarter of 2013. Interest expense on borrowings was $9.8 million for the third quarter of 2014, down 12 percent from $11.2 million for the second quarter of 2014 and down 10 percent from $10.9 million for the third quarter of 2013. The decrease in total interest expense from both periods was primarily due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Interest expense on deposits was $2.0 million for the third quarter of 2014, down 1 percent from $2.1 million for the second quarter of 2014 and down 31 percent from $2.9 million for the year-earlier quarter. The decrease in interest expense from the year-earlier quarter was due to lower deposit rates. The impact of lower rates more than offset the impact of higher average interest-bearing deposit balances in the third quarter of 2014. Average deposits were $26.83 billion for the third quarter of 2014, up 4 percent from $25.91 billion for the second quarter of 2014, and up 10 percent from $24.30 billion for the third quarter of 2013. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $26.39 billion for the third quarter of 2014, $25.46 billion for the second quarter of 2014 and $23.72 billion for the year-earlier quarter, which represented 98 percent of total average deposits for each respective period. Average interest-bearing deposits were $10.00 billion for the third quarter of 2014, virtually unchanged from the second quarter of 2014, and up 2 percent from $9.77 billion for the third quarter of 2013. Average noninterest-bearing deposits were $16.83 billion, up 6 percent from the second quarter of 2014 and up 16 percent from the year-earlier quarter.

Net interest margin was 3.03 percent for the third quarter of 2014, down from both 3.21 percent for the second quarter of 2014 and 3.30 percent for the third quarter of 2013. The average yield on earning assets for the third quarter of 2014 was 3.19 percent, down 20 basis points from 3.39 percent for the second quarter of 2014 and down 32 basis points from 3.51 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.44 percent, down from 0.49 percent for the second quarter of 2014 and 0.52 percent for the same period in 2013. The decrease in the net interest margin from both prior periods was primarily attributable to lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off and declining volumes of covered loans, partially offset by a lower cost of interest-bearing liabilities due to lower deposit rates and the redemption of subordinated notes during the third quarter of 2014.

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

The Company recorded reversals of provision for credit losses on loans and leases, excluding covered loans, of $8.0 million and $9.0 million in the three months and nine months ended September 30, 2014, respectively. The Company recorded no provision for credit losses on loans and leases, excluding covered loans, during the comparable periods in 2013. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under Accounting Standards Codification Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $0.6 million provision for losses on covered loans during the third quarter of 2014, compared to a $1.5 million reversal of provision on covered loans in the second quarter of 2014 and a $2.5 million provision during the third quarter of 2013. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and New York, and other factors which are beyond management’s control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

Refer to “Loans and Leases—Asset Quality” included elsewhere in this report for further discussion of credit quality.

Noninterest Income

Noninterest income was $107.9 million in the third quarter of 2014, up 7 percent from the second quarter of 2014 and up 21 percent from the third quarter of 2013. Lower FDIC loss sharing expense in the third quarter of 2014 compared with the second quarter was partially offset by lower gains on sales of securities and foreclosed assets. The increase from the year-earlier quarter was due largely to strong growth in wealth management fee income and lower FDIC loss sharing expense, partially offset by lower gains on sales of securities. Noninterest income represented 33 percent of the Company’s revenue in the third quarter of 2014, compared to 32 percent in the second quarter of 2014 and 29 percent for the third quarter of 2013.

The following table provides a summary of noninterest income by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2014	2014	2013
Trust and investment fees	$56,834	$54,599	$49,430
Brokerage and mutual fund fees	11,021	14,240	7,307
Total wealth management fees	67,855	68,839	56,737
Cash management and deposit transaction charges	12,200	12,128	12,263
International services	12,233	11,483	10,932
FDIC loss sharing expense, net	(9,606)	(24,161)	(20,992)
Other noninterest income	22,311	20,853	21,207
Total noninterest income before gain	104,993	89,142	80,147
Gain on disposal of assets	2,985	6,838	3,092
Gain on sale of securities	14	5,367	5,788
Impairment loss on securities	(75)	(248)	(144)
Total noninterest income	$107,917	$101,099	$88,883

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

Trust and investment fees were $56.8 million for the third quarter of 2014, an increase of 4 percent from $54.6 million for the second quarter of 2014 and an increase of 15 percent from $49.4 million for the third quarter of 2013. The increases compared to prior periods were largely due to the growth in assets under management (“AUM”) generated through asset inflows from new and existing clients and market appreciation. Money market mutual fund and brokerage fees were $11.0 million for the third quarter of 2014, a decrease of 23 percent from $14.2 million for the second quarter of 2014, but up 51 percent from $7.3 million for the year-earlier quarter. The decrease from the prior quarter was due to recognition in the second quarter of $3.8 million in performance fees related to the merger of two funds. The increase in fee income compared to the third quarter of 2013 was due to asset inflows from new and existing clients and market appreciation.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	September 30,		%	June 30,	%
(in millions)	2014	2013	Change	2014	Change

Assets Under Management	$49,091	$42,812	15	$47,124	4

Assets Under Administration
Brokerage	5,674	5,214	9	5,218	9
Custody and other fiduciary	6,412	13,450	(52)	13,438	(52)
Subtotal	12,086	18,664	(35)	18,656	(35)
Total assets under management or administration (1)	$61,177	$61,476	(0)	$65,780	(7)

(1)         Excludes $28.58 billion, $27.85 billion and $26.30 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2014, June 30, 2014 and September 30, 2013, respectively.

AUM totaled $49.09 billion as of September 30, 2014, and up 4 percent from the second quarter of 2014 and up 15 percent from the year-earlier quarter. Assets under management or administration were $61.18 billion at September 30, 2014, down 7 percent from the second quarter of 2014 and a slight decrease from the year-earlier quarter. The growth in AUM compared to prior periods is primarily attributable to the addition of client assets and higher market valuations. The decrease in AUA from prior periods reflects the sale of the Company’s retirement services recordkeeping business. See Note 19, Sale of Business, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of the sale.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	September 30, 2014	June 30, 2014	September 30, 2013
Equities	47%	49%	47%
U.S. fixed income	25	26	24
Cash and cash equivalents	18	15	19
Other (1)	10	10	10
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2014 were $12.2 million, up 1 percent from the second quarter of 2014, but down 1 percent from the third quarter of 2013.

International services income for the third quarter of 2014 was $12.2 million, up 7 percent from the second quarter of 2014, and up 12 percent from the year-earlier quarter. International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The increases from prior periods were due to increased client activity and the addition of new clients.

Net FDIC loss sharing expense decreased to $9.6 million for the third quarter of 2014, compared to expenses of $24.2 million for the second quarter of 2014 and $21.0 million for the year-earlier quarter. See “Covered Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $3.0 million in the third quarter of 2014, compared to $6.8 million in the second quarter of 2014 and $3.1 million in the year-earlier quarter. The net gain for all periods is primarily comprised of gains recognized on the sale of covered and non-covered foreclosed assets. The amount for the third quarter of 2014 includes a $1.4 million gain on the sale of the Company’s retirement services recordkeeping business, which was offset by transaction-related expenses recorded in noninterest expense.

The Company recognized net gains on sales of securities of $14 thousand during the third quarter of 2014. Net gains on sales of securities were $5.4 million in the second quarter of 2014 and $5.8 million for the third quarter of 2013. Impairment losses of $0.1 million were recognized in earnings on securities available-for-sale in the third quarter of 2014 and 2013. Impairment losses of $0.2 million were recognized in earnings on securities available-for-sale in the second quarter of 2014.

Other income for the third quarter of 2014 was $22.3 million, up 7 percent from $20.9 million for the second quarter of 2014, and up 5 percent from $21.2 million for the third quarter of 2013. The increase from the second quarter of 2014 was due primarily to higher loan syndication fee income, higher gain on transfer of non-covered loans to OREO, increased income from client swap transactions, and higher credit card and interchange fees, partially offset by lower distribution income from cost method investments. Compared to the year-earlier quarter, the increase was mainly due to higher lease residual income, higher credit card and interchange fee income, and higher loan syndication fee income, offset by lower gains recognized on transfers of covered loans to OREO and lower income from client swap transactions in the third quarter of 2014.

Noninterest Expense

Noninterest expense was $227.2 million for the third quarter of 2014, up 1 percent from $225.6 million for the second quarter of 2014, and up 9 percent from $209.4 million for the third quarter of 2013. The following table provides a summary of noninterest expense by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2014	2014	2013

Salaries and employee benefits	$142,210	$138,859	$129,049

All other:
Net occupancy of premises	15,862	16,595	16,074
Legal and professional fees	14,350	18,393	10,731
Information services	10,260	9,463	9,876
Depreciation and amortization	8,276	7,885	7,827
Amortization of intangibles	1,426	1,454	1,932
Marketing and advertising	7,576	8,982	7,887
Office services and equipment	5,038	5,287	4,821
Other real estate owned	2,360	2,372	5,196
FDIC assessments	4,629	2,765	3,776
Other operating	15,215	13,567	12,195
Total all other	84,992	86,763	80,315
Total noninterest expense	$227,202	$225,622	$209,364

Salaries and employee benefits expense was $142.2 million for the third quarter of 2014, up 2 percent from $138.9 million for the second quarter of 2014, and up 10 percent from $129.0 million for the year-earlier quarter. Full-time equivalent staff was 3,598 at September 30, 2014, down from 3,638 at June 30, 2014 and up from 3,541 at September 30, 2013. The decrease in staff from the prior quarter reflects the current quarter sale of the Company’s retirement services business, which closed on September 1, 2014. The increase in salaries and employee benefits expense in the third quarter compared with the prior quarter was largely due to higher incentive compensation associated with higher revenue and strong operating results. Current quarter expense also includes $0.5 million related to the sale of the Company’s retirement services business. The increase in salaries and employee benefits expense from the year-earlier quarter is due to the addition of staff, higher incentive compensation and higher group insurance costs.

Salaries and employee benefits expense for the third quarter of 2014 includes $5.5 million of share-based compensation expense compared with $5.2 million for the second quarter of 2014 and $5.7 million for the year-earlier quarter. The increase from the second quarter of 2014 was attributable to expense associated with cash-settled restricted stock units, which fluctuates based on the Company’s stock price. The Company’s average stock price increased in the third quarter compared with the second quarter. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $85.0 million for the third quarter of 2014, down 2 percent from $86.8 million for the second quarter of 2014 and up 6 percent from $80.3 million for the third quarter of 2013. The decline in expense compared with the previous quarter was primarily due to lower legal and professional fees and lower marketing and advertising expense. These decreases were partially offset by higher FDIC assessments. The increase from the year-earlier quarter was primarily due to higher legal and professional fees and higher FDIC assessments that were partially offset by lower OREO expense.

Legal and professional fees were $14.4 million for the third quarter of 2014, down 22 percent from $18.4 million in the second quarter of 2014, and up 34 percent from $10.7 million in the year-earlier quarter. The decrease from the second quarter of 2014 was primarily due to lower legal and professional fees recognized in the current quarter from collection and defense matters. Additionally, expense for the second quarter included $1.9 million of sub-advisory fees associated with the merger of two City National Rochdale funds. The increase from the prior-year quarter was due to higher legal fees related to collection matters related to loan recoveries, higher sub-advisory fees associated with asset growth in the advised funds, and $0.9 million in transaction-related costs from the sale of the retirement services business.

Legal and professional fees associated with covered loans and OREO declined to $0.6 million for the third quarter of 2014, from $1.0 million for the second quarter of 2014 and third quarter of 2013. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expenses are reimbursable by the FDIC at 80 percent.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Non-covered OREO expense
Valuation write-downs	$28	$—	$41	$171
Holding costs and foreclosure expense	1,165	33	1,344	491
Total non-covered OREO expense	1,193	33	1,385	662
Covered OREO expense
Valuation write-downs	367	1,556	1,456	6,775
Holding costs and foreclosure expense	800	3,607	3,324	7,394
Total covered OREO expense	1,167	5,163	4,780	14,169
Total OREO expense	$2,360	$5,196	$6,165	$14,831

Covered Assets

The following table summarizes the components of income and expense related to covered assets for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Interest income on covered loans
Base yield	$11,160	$16,174	$36,067	$49,395
Income on loans paid-off or fully charged-off	11,310	25,849	39,316	57,354
Total interest income on covered loans	$22,470	$42,023	$75,383	$106,749

Provision for losses on covered loans
Provision for losses on covered loans	$589	$2,496	$3,783	$461

Noninterest income related to covered assets

FDIC loss sharing expense, net
Gain (loss) on indemnification asset	$285	$2,239	$(508)	$(247)
Indemnification asset amortization	(2,780)	(4,417)	(9,264)	(14,062)
Net FDIC reimbursement for OREO and loan expenses	1,210	4,582	5,023	14,770
Removal of indemnification asset for loans paid-off or fully charged-off	(3,584)	(9,746)	(11,577)	(23,469)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(645)	(1,550)	(2,094)	(5,282)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(1,264)	(2,451)	(3,402)	(3,723)
Loan recoveries shared with FDIC	(2,383)	(9,423)	(16,471)	(18,499)
Increase in FDIC clawback liability	(445)	(226)	(2,557)	(1,309)
Total FDIC loss sharing expense, net	(9,606)	(20,992)	(40,850)	(51,821)

Gain on disposal of assets
Net gain on sale of OREO	1,252	3,064	4,254	4,654

Other income
Net gain on transfers of covered loans to OREO	616	1,936	2,346	6,887
Amortization of fair value on acquired unfunded loan commitments	146	48	579	725
OREO income	375	731	1,099	2,013
Other	(255)	711	132	59
Total other income	882	3,426	4,156	9,684

Total noninterest income related to covered assets	$(7,472)	$(14,502)	$(32,440)	$(37,483)

Noninterest expense related to covered assets (1)

Other real estate owned
Valuation write-downs	$367	$1,556	$1,456	$6,775
Holding costs and foreclosure expense	800	3,607	3,324	7,394
Total other real estate owned	1,167	5,163	4,780	14,169

Legal and professional fees	645	969	3,217	4,690

Other operating expense
Other covered asset expenses	4	12	28	42

Total noninterest expense related to covered assets (2)	$1,816	$6,144	$8,025	$18,901

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

The Company recorded base yield on covered loans of $11.2 million in the third quarter of 2014, compared to $12.4 million in the second quarter of 2014 and $16.2 million in the third quarter of 2013. The decrease in base yield on covered loans compared to prior periods was a result of portfolio run-off. Average covered loans were $580.2 million during the third quarter of 2014, down from $643.7 million during the second quarter of 2014 and $818.9 million for the year-earlier quarter. The Company recorded indemnification asset amortization expense of $2.8 million in the third quarter of 2014, compared to $3.3 million and $4.4 million for the second quarter of 2014 and third quarter of 2013, respectively. The decrease in indemnification asset amortization expense from prior periods was primarily due to portfolio run-off.

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

Balance Sheet Line Item	Corresponding Income Statement Line Item
Covered loans	Base yield in interest income

Allowance for losses on covered loans	(Reversal of) provision for losses on covered loans

FDIC indemnification asset	FDIC loss sharing income or expense, net
- Gain or loss on indemnification asset
- Indemnification asset amortization or accretion (on a prospective basis)

FDIC clawback liability	FDIC loss sharing income or expense, net
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

The Company recorded a $0.6 million provision for losses on covered loans during the third quarter of 2014, compared to a $1.5 million reversal of provision for losses in the second quarter of 2014 and a $2.5 million provision for losses during the third quarter of 2013. Gain on indemnification asset was $0.3 million in the third quarter of 2014, compared to a loss of $4.4 million and a gain of $2.2 million for the second quarter of 2014 and third quarter of 2013, respectively. Expense from the increase in FDIC clawback liability was $0.4 million, $1.1 million and $0.2 million for the third quarter of 2014, second quarter of 2014, and third quarter of 2013, respectively. The provision for losses on covered loans, the gain on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. During the third quarter of 2014, the overall expected lifetime cash flows of the covered loan portfolio improved. The covered loans that were removed, mostly due to pay-offs, performed better than previously expected. Loans are removed when they have been fully paid off, fully charged-off, sold or transferred to OREO. The overall credit performance of the remaining covered loans is stabilizing, but the change in amount and timing of the cashflows as well as the different performance among different pools resulted in the recognition of a net provision for losses on covered loans and a net gain on indemnification asset during the third quarter of 2014 and the year-earlier quarter. The reversal of provision for losses on covered loans and the loss on indemnification asset in the second quarter of 2014 were attributable to improvements in the covered loan portfolio’s credit quality and general market conditions during the quarter. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

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

Interest income from net accelerated accretable yield recognition decreased to $11.3 million in the third quarter of 2014, compared to $18.7 million in the second quarter of 2014 and $25.8 million in the year-earlier quarter. The net expense from the removal of indemnification asset for loans that were paid off or fully charged-off was $3.6 million, $5.0 million and $9.7 million in the third quarter of 2014, second quarter of 2014 and third quarter of 2013, respectively. The decrease in both balances in the third quarter of 2014 compared to the second quarter of 2014 was due to lower volumes of covered loans that were paid off or fully charged-off.

Net gains on transfers of covered loans to OREO were $0.6 million in the third quarter of 2014, compared to $0.9 million for the second quarter of 2014 and $1.9 million in the year-earlier quarter. Net gain on sale of covered OREO was $1.3 million in the third quarter of 2014, a decrease from $2.6 million in the second quarter of 2014 and $3.1 million in the year-earlier quarter. Total net expense from the removal of the indemnification asset for all other covered asset removals, excluding the removal of indemnification asset for loans that were paid off or fully charged-off, was $1.9 million in the third quarter of 2014, $2.6 million in the second quarter of 2014 and $4.0 million in the year-earlier quarter. The decrease in net gain on sale of covered OREO and related expense from the indemnification asset recognized in the third quarter of 2014 was driven by lower OREO sale volume.

Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as “Loan recoveries shared with FDIC” under FDIC loss sharing income or expense. The Company recognized expenses of $2.4 million in the third quarter of 2014, $9.9 million in the second quarter of 2014 and $9.4 million in the year-earlier quarter. The Company recognized significant loan recoveries during the first nine months of 2014 and past two years as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

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

Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $1.2 million for the third quarter of 2014, down from $2.3 million for the second quarter of 2014 and $5.2 million for the year-earlier quarter. The decrease in total OREO expense from the prior periods was due primarily to lower OREO volume and improvements in property values. Legal and professional fees related to covered assets were $0.6 million in the third quarter of 2014, down from $1.0 million in the second quarter of 2014 and year-earlier quarter. Correspondingly, net FDIC reimbursement for these expenses of $1.2 million for the third quarter of 2014 decreased from $2.2 million for the second quarter of 2014 and $4.6 million for the third quarter of 2013.

Other Information on the FDIC Indemnification Asset

The following table is a summary of activity in the FDIC indemnification asset for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$68,038	$117,295	$89,227	$150,018
Indemnification asset amortization	(2,780)	(4,417)	(9,264)	(14,062)
Gain (loss) on indemnification asset	285	2,239	(508)	(247)
Reductions (1)	(5,626)	(13,993)	(19,538)	(34,585)
Balance, end of period	$59,917	$101,124	$59,917	$101,124

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

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $54.2 million for the third quarter of 2014 from $40.8 million for the third quarter of 2013. Net income for the nine months ended September 30, 2014 was $141.6 million, up from $113.2 million for the year-earlier period. The increase in net income from the prior-year periods was largely due to higher net interest income and noninterest income, and the $8.0 million reversal of provision for credit losses on loans and leases, excluding covered loans in the third quarter of 2014. These increases were partially offset by an increase in noninterest expense compared with the year-earlier periods.

Net interest income increased to $205.0 million for the third quarter of 2014 from $195.1 million for the year-earlier quarter. Net interest income for the nine months ended September 30, 2014 increased to $603.2 million from $564.1 million for the same period in 2013. The increase in net interest income from the year-earlier periods was largely attributable to an increase in interest income from non-covered loan growth and continued core deposit growth.

Average loans, excluding covered loans, increased to $18.78 billion, or by 17 percent, for the third quarter of 2014 from $15.99 billion for the year-earlier quarter. Average loans, excluding covered loans, increased to $17.99 billion, or by 17 percent, for the nine months ended September 30, 2014 from $15.38 billion for the year-earlier period. Average covered loans were $580.2 million for the third quarter of 2014, down from $818.9 million for the third quarter of 2013, and $639.6 million for the first nine months of 2014 down from $905.4 million for the same period in 2013.

The growth in net interest income was also a result of an increase in deposits, as the Asset Liability Funding Center (‘‘Funding Center’’), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits increased to $26.48 billion for the three months ended September 30, 2014 from $23.82 billion for the year-earlier quarter, and increased to $25.71 billion for the nine months ended September 30, 2014 from $22.70 billion for the same period in 2013, reflecting a 11 percent increase for the comparative quarters, and a 13 percent increase for the nine month periods. The growth in average deposits compared with the prior-year period was from existing clients and new client relationships.

The segment recorded reversals of provision for credit losses on loans and leases, excluding covered loans, of $8.0 million and $9.0 million for the three months and nine months ended September 30, 2014, respectively. No provision was recorded for the same periods in 2013. On covered loans, the segment recorded a $0.6 million and $3.8 million provision for losses during the three months and nine months ended September 30, 2014, respectively, compared to a $2.5 million and $0.5 million provision for losses during the three months and nine months ended September 30, 2013, respectively. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision. Refer to “Results of Operations—Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Noninterest income for the third quarter of 2014 was $53.4 million, up 38 percent from $38.6 million for the prior-year quarter. Noninterest income for the nine months ended September 30, 2014 increased 19 percent to $142.5 million compared to $119.4 million for the year-earlier period. The increase from the prior-year quarter was largely due to lower FDIC loss sharing expense. The increase for the first nine months of 2014 compared with the year-earlier period was due to lower FDIC loss sharing expense, higher wealth management revenue, higher gain on disposal of assets, higher international services income, higher credit card fee income and higher lease residual income.

Noninterest expense, including depreciation and amortization was $184.4 million for the third quarter of 2014, up 7 percent from $173.1 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization was $541.8 million for the first nine months of 2014, an increase of 4 percent from $522.2 million for the same period in 2013.

Wealth Management

The Wealth Management segment had net income attributable to CNC of $6.7 million for the third quarter of 2014, up from net income of $4.9 million for the year-earlier quarter. Net income attributable to CNC for the nine months ended September 30, 2014 was $20.0 million compared to $14.4 million for the year-earlier period.

Noninterest income increased 22 percent to $70.0 million for the third quarter of 2014 from $57.5 million for the year-earlier quarter, and by 19 percent to $203.5 million for the nine months ended September 30, 2014 from $171.5 million for the same period in 2013. The increases from the year-earlier periods were mainly due to higher wealth management fees, driven by asset inflows from new and existing clients and equity markets appreciation. Also contributing to the increase was the recognition in 2014 of a $1.4 million gain on the sale of the Company’s retirement services recordkeeping business during the third quarter, and $3.8 million in performance fees related to the merger of two funds in the second quarter. Refer to “Results of Operations—Noninterest Income” included elsewhere in this report for further discussion of the factors impacting income for the Wealth Management segment.

Noninterest expense, including depreciation and amortization, was $59.5 million for the third quarter of 2014, an increase of 19 percent from $50.2 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 15 percent to $173.2 million in the first nine months of 2014 from $150.1 million in the year-earlier period. The increase in expense for the first nine months of 2014 compared with the year-earlier period was primarily due to higher incentive compensation expense and sub-advisory expenses, which included $1.9 million in expense related to the merged funds.

Other

Net income for the Other segment decreased to $7.8 million for the third quarter of 2014 from $18.0 million for the third quarter of 2013. Net income decreased to $28.2 million for the nine months ended September 30, 2014, from $47.3 million for the same period in 2013. The decrease in net income was due to lower net interest income and lower noninterest income, which were partially offset by lower noninterest expense.

Net interest income was $10.4 million and $30.3 million for the three and nine months ended September 30, 2014, respectively, down from $18.9 million and $53.3 million for the same periods in 2013. The Funding Center, which is included in the Other segment and is used for funds transfer pricing, charges the business line units for loans and pays them for generating deposits. During the third quarter of 2014, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment. The decrease in net interest income in the Other segment was partially offset by lower interest expense from the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Noninterest income (loss) increased to ($15.4) million for the current quarter from ($7.3) million for the year-earlier quarter, and increased to ($35.8) million for the nine months ended September 30, 2014 from ($26.3) million for the year-earlier period. Noninterest expense (income) was ($21.9) million and ($61.9) million for the three and nine months ended September 30, 2014, compared to ($18.6) million and ($54.1) million for the same periods in 2013. The change in noninterest income (loss) and noninterest expense (income) for the three and nine months ended September 30, 2014 compared with the same periods in 2013 was primarily due to an increase in the elimination of inter-segment revenues and costs (recorded in the Other segment) associated with wealth management products and services compared to the year-earlier periods.

Income Taxes

The Company recognized income tax expense of $34.4 million during the third quarter of 2014, compared with tax expense of $29.8 million in the second quarter of 2014 and $27.1 million in the year-earlier quarter. The effective tax rate was 33.1 percent of pretax income for the third quarter of 2014, compared with 30.7 percent for the second quarter of 2014 and 29.6 percent for the year-earlier quarter. The higher tax rate during the third quarter of 2014, when compared to the prior quarter was attributable to higher income projections and annual tax return true-ups. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments. See Note 13, Income Taxes, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $32.02 billion at September 30, 2014, an increase of 10 percent from $29.06 billion at September 30, 2013 and 8 percent from $29.72 billion at December 31, 2013. Average assets for the third quarter of 2014 increased 10 percent to $30.91 billion from $28.06 billion for the third quarter of 2013. Total average interest-earning assets for the third quarter of 2014 were $29.24 billion, up 11 percent from $26.42 billion for the third quarter of 2013. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At September 30, 2014, the Company had total securities of $9.21 billion, comprised of securities available-for-sale at fair value of $5.63 billion, securities held-to-maturity at amortized cost of $3.45 billion and trading securities at fair value of $125.9 million. The Company had total securities of $9.28 billion at December 31, 2013, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million. At September 30, 2013, the Company had total securities of $8.60 billion, comprised of securities available-for-sale at fair value of $6.90 billion, securities held-to-maturity at amortized cost of $1.65 billion and trading securities at fair value of $51.5 million. The increase in the held-to-maturity category from the year-earlier quarter was due primarily to the transfer of $994.3 million of debt securities from the available-for-sale category to the held-to-maturity category during the fourth quarter of 2013. The transfer was made as part of a change in the Company’s strategy to mitigate the potential volatility of higher interest rates on market values in the available-for-sale securities portfolio. The increase in securities held-to-maturity and reduction in securities available-for-sale since year-end 2013 reflects the Company’s continuing strategy to maintain longer duration securities in the held-to-maturity category as proceeds from maturities and pay downs of securities available-for-sale are reinvested.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	September 30, 2014		December 31, 2013		September 30, 2013
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$46,716	$46,765	$35,312	$35,335	$35,400	$35,425
Federal agency - Debt	1,329,891	1,326,728	1,417,509	1,410,536	1,007,019	1,002,447
Federal agency - MBS	105,992	106,976	156,399	157,226	192,345	197,173
CMOs - Federal agency	3,583,667	3,559,078	4,037,348	3,997,298	4,773,336	4,742,584
CMOs - Non-agency	25,521	25,282	38,383	37,462	44,484	43,312
State and municipal	374,948	381,993	407,312	415,995	466,633	475,786
Other debt securities	174,538	177,042	175,091	178,822	393,377	392,356
Total available-for-sale debt securities	5,641,273	5,623,864	6,267,354	6,232,674	6,912,594	6,889,083
Equity securities and mutual funds	621	5,312	337	8,443	337	6,047
Total available-for-sale securities	$5,641,894	$5,629,176	$6,267,691	$6,241,117	$6,912,931	$6,895,130

Securities held-to-maturity (1):
Federal agency - Debt	$296,900	$299,759	$178,413	$173,424	$140,020	$135,897
Federal agency - MBS	582,365	584,316	445,360	434,435	359,952	351,386
CMOs - Federal agency	1,847,655	1,839,453	1,781,219	1,742,437	849,600	835,009
State and municipal	625,860	640,819	454,155	435,562	299,948	285,782
Other debt securities	97,771	97,641	98,696	98,077
Total held-to-maturity securities	$3,450,551	$3,461,988	$2,957,843	$2,883,935	$1,649,520	$1,608,074

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $5.63 billion available-for-sale portfolio was 2.2 years at September 30, 2014, down from 2.9 years at September 30, 2013 and 2.4 years at December 31, 2013. The decrease in average duration reflects the transfer of debt securities from the available-for-sale category to the held-to-maturity category in the fourth quarter of 2013 and a rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio. The decrease was also partly the result of the sale of some longer duration securities from the available-for-sale portfolio in the fourth quarter of 2013.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At September 30, 2014, the available-for-sale securities portfolio had a net unrealized loss of $12.7 million, consisting of $41.1 million of unrealized gains and $53.8 million of unrealized losses. At December 31, 2013, the available-for-sale securities portfolio had a net unrealized loss of $26.6 million, comprised of $56.1 million of unrealized gains and $82.6 million of unrealized losses. At September 30, 2013, the available-for-sale securities portfolio had a net unrealized loss of $17.8 million, comprised of $70.6 million of unrealized gains and $88.4 million of unrealized losses. The decrease in the net unrealized loss at September 30, 2014 compared to December 31, 2013 and September 30, 2013 was due to the decrease in portfolio duration and size of the available-for-sale portfolio.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$23,134	$23,631	$—	$—	$46,765
Federal agency - Debt	188,384	1,099,385	38,959	—	1,326,728
Federal agency - MBS	—	89,263	17,713	—	106,976
CMOs - Federal agency	70,795	3,218,376	269,907	—	3,559,078
CMOs - Non-agency	1,853	23,429	—	—	25,282
State and municipal	131,825	246,842	—	3,326	381,993
Other	88,678	88,364	—	—	177,042
Total debt securities available-for-sale	$504,669	$4,789,290	$326,579	$3,326	$5,623,864

Amortized cost	$501,637	$4,801,098	$335,138	$3,400	$5,641,273

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$93,517	$203,383	$296,900
Federal agency - MBS	—	84,998	492,868	4,499	582,365
CMOs - Federal agency	—	720,174	1,127,481	—	1,847,655
State and municipal	—	103,459	449,877	72,524	625,860
Other	—	97,771	—	—	97,771
Total debt securities held-to-maturity at amortized cost	$—	$1,006,402	$2,163,743	$280,406	$3,450,551

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

The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014, respectively. Impairment losses of $0.1 million and $0.3 million were recognized in earnings for the three and nine months ended September 30, 2013. The Company recognized $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at September 30, 2014. There was no non-credit related other-than-temporary impairment recognized in AOCI on securities available-for-sale at September 30, 2013. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2014 and 2013.

Of the total securities available-for-sale in an unrealized loss position at September 30, 2014, approximately $1.52 billion of securities with unrealized losses of $5.0 million were in a continuous unrealized loss position for less than 12 months, and $1.60 billion of securities with unrealized losses of $48.8 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities. At December 31, 2013, approximately $2.71 billion of securities with unrealized losses of $44.3 million were in a continuous unrealized loss position for less than 12 months and $784.3 million of securities with unrealized losses of $38.4 million were in a continuous loss position for more than 12 months. At September 30, 2013, approximately $3.66 billion of securities with unrealized losses of $79.7 million were in a continuous unrealized loss position for less than 12 months and $166.6 million of securities with unrealized losses of $8.7 million were in a continuous loss position for more than 12 months. Unrealized losses on debt securities generally decreased in the first nine months of 2014 compared to December 31, 2013 due to a decrease in portfolio duration and the size of the available-for-sale portfolio.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands) (1)	2014	2013	2013
Commercial	$8,612,691	$7,562,300	$7,271,545
Commercial real estate mortgages	3,565,188	3,223,001	3,077,183
Residential mortgages	5,023,213	4,554,311	4,418,231
Real estate construction	585,232	367,004	380,489
Home equity loans and lines of credit	759,258	709,344	681,879
Installment	178,803	151,955	152,107
Lease financing	623,603	602,523	584,699
Loans and leases, excluding covered loans	19,347,988	17,170,438	16,566,133
Less: Allowance for loan and lease losses	(312,703)	(302,584)	(295,947)
Loans and leases, excluding covered loans, net	19,035,285	16,867,854	16,270,186

Covered loans	552,715	716,911	780,072
Less: Allowance for loan losses	(9,368)	(15,922)	(25,882)
Covered loans, net	543,347	700,989	754,190

Total loans and leases	$19,900,703	$17,887,349	$17,346,205
Total loans and leases, net	$19,578,632	$17,568,843	$17,024,376

(1)  Commercial loans as of December 31, 2013 and September 30, 2013 have been corrected to include $158.2 million and $145.4 million, respectively, of loans that were previously reported as lease financing.

Total loans and leases were $19.90 billion, $17.89 billion and $17.35 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Total loans, excluding covered loans, were $19.35 billion, $17.17 billion and $16.57 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Total loans and leases, excluding covered loans, at September 30, 2014 increased 13 percent from December 31, 2013 and 17 percent from September 30, 2013. Commercial loans, including lease financing, were up 13 percent from year-end 2013 and 18 percent from the year-earlier quarter. Commercial real estate mortgage loans increased 11 percent from year-end 2013 and 16 percent from the year-earlier quarter. Residential mortgages grew by 10 percent and 14 percent from the same periods, respectively. Real estate construction loans increased 59 percent from year-end 2013 and 54 percent from the third quarter of 2013.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $552.7 million at September 30, 2014, $716.9 million as of December 31, 2013 and $780.1 million as of September 30, 2013. Covered loans, net of allowance for loan losses, were $543.3 million as of September 30, 2014, $701.0 million as of December 31, 2013 and $754.2 million as of September 30, 2013.

The following is a summary of the major categories of covered loans:

	September 30,	December 31,	September 30,
(in thousands)	2014	2013	2013
Commercial	$2,273	$10,009	$10,015
Commercial real estate mortgages	522,883	666,628	719,207
Residential mortgages	5,203	4,976	5,030
Real estate construction	19,016	31,184	41,625
Home equity loans and lines of credit	3,089	3,695	3,672
Installment	251	419	523
Covered loans	552,715	716,911	780,072
Less: Allowance for loan losses	(9,368)	(15,922)	(25,882)
Covered loans, net	$543,347	$700,989	$754,190

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at September 30, 2014 totaled $4.08 billion or 14 percent of total loan commitments, compared to $3.49 billion or 13 percent at December 31, 2013 and $3.32 billion or 13 percent at September 30, 2013. Outstanding loan balances on purchased SNCs were $1.94 billion, or approximately 10 percent of total loans outstanding, excluding covered loans, at September 30, 2014, compared to $1.60 billion or 9 percent at December 31, 2013 and $1.47 billion or 9 percent at September 30, 2013.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2014, total loans for construction, land development and other land represented 22 percent of total risk-based capital; total CRE loans represented 134 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 13 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America. Excluding covered loans, California represented 74 percent of total loans outstanding and New York represented 9 percent as of September 30, 2014. The remaining 17 percent of total loans outstanding represented other states. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at September 30, 2014 are Los Angeles (38 percent), Orange (5 percent), San Diego (3 percent), San Bernardino (2 percent) and San Francisco (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), Orange (8 percent), San Diego (8 percent), Santa Clara (4 percent) and San Bernardino (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (31 percent), San Diego (16 percent), Orange (13 percent), Alameda (7 percent) and Ventura (6 percent).

Within the Company’s covered loan portfolio at September 30, 2014, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 37 percent of total covered loans outstanding represented other states.

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

The following table summarizes activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and nine months ended September 30, 2014 and 2013. Activity is provided by loan type which is consistent with the Company’s methodology for determining the allowance for loan and lease losses:

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013

Loans and leases outstanding, excluding covered loans	$19,347,988	$16,566,133	$19,347,988	$16,566,133
Average loans and leases outstanding, excluding covered loans	$18,837,760	$16,039,753	$18,050,616	$15,432,239
Allowance for loan and lease losses (1)
Balance, beginning of period	$311,276	$289,914	$302,584	$277,888
Loan charge-offs:
Commercial	(3,773)	(488)	(18,594)	(4,719)
Commercial real estate mortgages	—	(1,270)	(5)	(1,315)
Residential mortgages	—	—	(482)	(106)
Real estate construction	—	—	—	(100)
Home equity loans and lines of credit	—	(225)	(165)	(500)
Installment	(76)	(18)	(264)	(370)
Total charge-offs	(3,849)	(2,001)	(19,510)	(7,110)
Recoveries of loans previously charged-off:
Commercial	6,202	4,863	15,437	14,122
Commercial real estate mortgages	225	686	352	1,768
Residential mortgages	33	40	258	115
Real estate construction	7,729	2,945	12,804	8,393
Home equity loans and lines of credit	52	31	254	569
Installment	158	218	1,490	1,238
Total recoveries	14,399	8,783	30,595	26,205
Net recoveries	10,550	6,782	11,085	19,095
(Reversal of) provision for credit losses	(8,000)	—	(9,000)	—
Transfers (to) from reserve for off-balance sheet credit commitments	(1,123)	(749)	8,034	(1,036)
Balance, end of period	$312,703	$295,947	$312,703	$295,947

Net recoveries to average loans and leases, excluding covered loans (annualized)	0.22%	0.17%	0.08%	0.17%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.62%	1.79%	1.62%	1.79%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$24,787	$25,124	$33,944	$24,837
Transfers from (to) allowance	1,123	749	(8,034)	1,036
Balance, end of period	$25,910	$25,873	$25,910	$25,873

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

During the economic recession, the Company recognized significant charge-offs from 2008 to 2010. Total loan charge-offs have declined significantly in recent years compared to prior periods due to improving economic and business conditions in the markets served by the Company. Higher loan recoveries in recent years were largely due to increases in the value of real estate collateral, improvements in the financial condition of the Company’s clients and guarantors, and increases in recoveries related to the use of legal remedies available to the Company. Recoveries occurred throughout the loan portfolio; however the majority of recoveries during the last few years relate to a small group of credit relationships and were primarily concentrated in the commercial and real estate construction portfolios. Approximately 90 percent of total recoveries during the third quarter of 2014 were related to three credit relationships.

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

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for September 30, 2014, December 31, 2013 and September 30, 2013 as shown in the table below:

	Allowance amount			Percentage of total allowance
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands) (1)	2014	2013	2013	2014	2013	2013
Commercial and lease financing	$122,946	$117,103	$106,821	39%	38%	36%
Commercial real estate mortgages	50,989	50,678	49,926	16	17	17
Residential mortgages	11,467	11,540	13,114	4	4	4
Real estate construction	8,745	6,351	9,691	3	2	3
Home equity loans and lines of credit	7,028	6,677	8,298	2	2	3
Installment	2,384	1,842	1,872	1	1	1
Qualitative	109,144	108,393	106,225	35	36	36
Total	$312,703	$302,584	$295,947	100%	100%	100%

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in quantitative models. Examples of these factors include industry concentration, size of loans, general business and economic environment, internal systems and procedures, credit quality trends, changes in underwriting standards, risk appetite, loan growth and acquisitions. The qualitative factor matrix is divided into three segments: CRE, Commercial and Consumer. For each segment, the matrix evaluates the qualitative factors that could cause the quantitative models to vary from historic loss values. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated and supported quarterly to reflect changing conditions. At September 30, 2014, the Company had total qualitative reserves of $109.1 million, of which $29.5 million, $53.5 million and $26.1 million were assigned to the CRE, Commercial and Consumer segments, respectively. Currently, the primary drivers of the qualitative reserves are uncertainty in the macroeconomic environment, industry concentration, loan size and loan growth.

Nonaccrual loans, excluding covered loans, were $35.9 million at September 30, 2014, down from $68.7 million at December 31, 2013 and $69.6 million at September 30, 2013. Net loan recoveries were $10.6 million and $11.1 million for the three and nine months ended September 30, 2014, respectively, compared to $6.8 million and $19.1 million for the same periods in 2013. Classified loans were $221.7 million at September 30, 2014, down from $315.5 million at December 31, 2013 and $344.9 million at September 30, 2013. In accordance with the Company’s allowance for loan and lease losses methodology and in response to continuing credit quality improvement, the Company recorded an $8.0 million reversal of provision for loan and lease losses for the three months ending September 30, 2014. The Company recorded no provision in the third quarter of 2013 and a $1.0 million reversal of provision in the second quarter of 2014. The reversal of provision for the current quarter reflected substantial loan-loss recoveries, improving credit quality and adherence to the Company’s allowance methodology.

The allowance for loan and lease losses, excluding covered loans, was $312.7 million as of September 30, 2014, compared with $302.6 million as of December 31, 2013 and $295.9 million as of September 30, 2013. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.62 percent at September 30, 2014, compared to 1.76 percent at December 31, 2013 and 1.79 percent at September 30, 2013. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 679.29 percent, 372.36 percent and 334.38 percent at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of period	$9,103	$24,414	$15,922	$44,781
Provision for losses	589	2,496	3,783	461
Reduction in allowance due to loan removals	(324)	(1,028)	(10,337)	(19,360)
Balance, end of period	$9,368	$25,882	$9,368	$25,882

The allowance for losses on covered loans was $9.4 million as of September 30, 2014, compared to $15.9 million at December 31, 2013 and $25.9 million at September 30, 2013. The Company recorded a $0.6 million and $3.8 million provision for losses on covered loans during the three and nine months ended September 30, 2014, respectively. Provision expense was $2.5 million and $0.5 million during the three and nine months ended September 30, 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both in amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of the market conditions, the credit quality of the outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for loan losses on covered loans is reversed for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

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

The following table presents information on impaired loans as of September 30, 2014, December 31, 2013 and September 30, 2013. Loan and lease balances reflect the recorded investment as of the reporting date.

	September 30, 2014		December 31, 2013		September 30, 2013
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$14,867	$1,595	$21,194	$3,025	$14,581	$1,178
Impaired loans with no related allowance	43,708	—	79,470	—	95,999	—
Total impaired loans, excluding covered loans	$58,575		$100,664		$110,580

Total impaired loans by loan type:
Commercial	$16,316	$1,304	$31,857	$1,961	$32,727	$344
Commercial real estate mortgages	25,551	291	38,154	586	38,546	602
Residential mortgages	7,785	—	9,211	478	6,767	232
Real estate construction	6,610	—	19,097	—	30,190	—
Home equity loans and lines of credit	2,313	—	2,329	—	2,350	—
Installment	—	—	16	—	—	—
Total impaired loans, excluding covered loans	$58,575	$1,595	$100,664	$3,025	$110,580	$1,178

(1)  Impaired loans include $32.0 million, $42.1 million and $52.5 million of loans that are on accrual status at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

The recorded investment in impaired loans, excluding covered loans, was $58.6 million at September 30, 2014, $100.7 million at December 31, 2013 and $110.6 million at September 30, 2013. There were no impaired covered loans at September 30, 2014, December 31, 2013 or September 30, 2013.

Troubled Debt Restructured Loans

At September 30, 2014, troubled debt restructured loans were $35.9 million, before specific reserves of $0.9 million. Troubled debt restructured loans were $52.2 million, before specific reserves of $0.8 million, at December 31, 2013 and $69.3 million, before specific reserves of $0.9 million, at September 30, 2013. Troubled debt restructured loans included $19.3 million, $25.8 million and $37.0 million of restructured loans on accrual status at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. At September 30, 2014, commitments to lend additional funds on restructured loans totaled $0.2 million.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $46.0 million, or 0.24 percent of total loans and OREO, excluding covered assets, at September 30, 2014, compared with $81.3 million, or 0.47 percent, at December 31, 2013, and $88.5 million, or 0.53 percent, at September 30, 2013. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $14.5 million at September 30, 2014, $25.5 million at December 31, 2013 and $29.8 million at September 30, 2013.

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain regardless of the time period involved. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of September 30, 2014 and December 31, 2013.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Past due loans, excluding covered loans
30-89 days past due	$19,156	$11,116	$15,570
90 days or more past due on accrual status:
Commercial	—	—	3
Residential mortgages	6,145	379	379
Home equity loans and lines of credit	387	74	—
Installment	292	—	—
Lease financing	—	—	1
Total 90 days or more past due on accrual status	$6,824	$453	$383

Past due covered loans
30-89 days past due	$2,507	$15,494	$6,402
90 days or more past due on accrual status	38,465	45,662	63,071

The following table presents information on nonaccrual loans and OREO as of September 30, 2014, December 31, 2013 and September 30, 2013:

	September 30,	December 31,	September 30,
(in thousands)	2014	2013	2013
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$14,578	$14,248	$10,073
Commercial real estate mortgages	3,691	18,449	19,020
Residential mortgages	6,168	11,661	9,674
Real estate construction	6,598	19,067	25,471
Home equity loans and lines of credit	4,776	5,144	5,289
Installment	42	32	21
Lease financing	66	50	54
Total nonaccrual loans, excluding covered loans	35,919	68,651	69,602
OREO, excluding covered OREO	10,115	12,611	18,905
Total nonperforming assets, excluding covered assets	$46,034	$81,262	$88,507

Nonperforming covered assets
OREO	$14,487	$25,481	$29,818

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.19%	0.40%	0.42%
Nonperforming assets as a percentage of total loans and OREO	0.24	0.47	0.53
Allowance for loan and lease losses to nonaccrual loans	870.59	440.76	425.20
Allowance for loan and lease losses to total nonperforming assets	679.29	372.36	334.38

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

The table below summarizes the total activity in nonaccrual loans, excluding covered loans, for the three and nine months ended September 30, 2014 and 2013:

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2014	2013	2014	2013
Balance, beginning of the period	$64,782	$76,673	$68,651	$99,787
Loans placed on nonaccrual	5,495	3,942	29,592	29,869
Net recoveries (charge-offs)	7,101	(1,003)	4,941	4,962
Loans returned to accrual status	(4,708)	(3,649)	(10,150)	(15,106)
Repayments (including interest applied to principal)	(31,801)	(6,361)	(52,054)	(49,276)
Transfers to OREO	(4,950)	—	(5,061)	(634)
Balance, end of the period	$35,919	$69,602	$35,919	$69,602

In addition to loans disclosed above as past due or nonaccrual, management has also identified $10.0 million of credit facilities to 8 borrowers as of October 23, 2014, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2014, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended June 30, 2014, the Company reported that management had identified $19.6 million of credit facilities to 17 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30, 2014			For the three months ended September 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$4,269	$17,944	$22,213	$19,676	$41,801	$61,477
Additions	5,957	1,276	7,233	—	4,008	4,008
Sales	(83)	(4,366)	(4,449)	(771)	(14,435)	(15,206)
Valuation adjustments	(28)	(367)	(395)	—	(1,556)	(1,556)
Balance, end of period	$10,115	$14,487	$24,602	$18,905	$29,818	$48,723

	For the nine months ended September 30, 2014			For the nine months ended September 30, 2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	6,068	5,296	11,364	723	17,914	18,637
Sales	(8,523)	(14,834)	(23,357)	(2,552)	(39,597)	(42,149)
Valuation adjustments	(41)	(1,456)	(1,497)	(293)	(6,775)	(7,068)
Balance, end of period	$10,115	$14,487	$24,602	$18,905	$29,818	$48,723

OREO was $24.6 million at September 30, 2014, $38.1 million at December 31, 2013 and $48.7 million at September 30, 2013, respectively. The OREO balance at September 30, 2014 includes covered OREO of $14.5 million, compared with $25.5 million at December 31, 2013 and $29.8 million at September 30, 2013. The balance of OREO at September 30, 2014, December 31, 2013 and September 30, 2013 is net of valuation allowances of $9.9 million, $17.4 million and $20.0 million, respectively.

The Company recognized $1.3 million in total net gain on the sale of OREO in the third quarter of 2014, compared to $6.9 million in the second quarter of 2014 and $3.1 million in the year-earlier quarter. Net gain on the sale of OREO in the third quarter of 2014 included $1.3 million of net gain related to the sale of covered OREO, compared to $2.6 million in the second quarter of 2014 and $3.1 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands)	2014	2013	2013
Accrued interest receivable	$76,467	$70,346	$68,251
Deferred compensation fund assets	91,542	81,058	73,784
Stock in government agencies	58,376	64,354	71,840
Private equity and alternative investments	28,977	33,952	36,270
Bank-owned life insurance	87,379	85,596	84,920
Derivative assets	39,580	34,613	44,634
Income tax receivable	10,186	—	—
FDIC (payable) receivable	(195)	2,782	(1,574)
Equipment on operating leases, net	22,041	31,982	30,742
Other	101,499	101,484	100,164
Total other assets	$515,852	$506,167	$509,031

Deposits

Deposits totaled $27.96 billion, $25.68 billion and $25.24 billion at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Average deposits totaled $26.83 billion for the third quarter of 2014, an increase of 3 percent from $25.94 billion for the fourth quarter of 2013 and 10 percent from $24.30 billion for the third quarter of 2013. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $26.39 billion, $25.42 billion and $23.72 billion for the quarters ended September 30, 2014, December 31, 2013 and September 30, 2013, respectively, and represented 98 percent of total deposits for each respective period. Average noninterest-bearing deposits in the third quarter of 2014 increased 5 percent from the fourth quarter of 2013 and 16 percent from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $3.03 billion in the third quarter of 2014, compared with $2.59 billion in the fourth quarter of 2013 and $2.63 billion for the third quarter of 2013. The growth in Treasury Services deposits was due primarily to mortgage transaction activity on higher priced homes.

Borrowed Funds

Total borrowed funds were $636.1 million, $739.9 million and $721.9 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Total average borrowed funds were $667.4 million, $728.5 million and $714.5 million for the quarters ended September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $4.6 million as of September 30, 2014 compared to $3.9 million as of December 31, 2013 and $2.6 million as of September 30, 2013. Short-term borrowings at September 30, 2014 consist of the current portions of nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $631.4 million, $736.0 million and $719.3 million as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. The Company’s long-term borrowings have maturity dates ranging from October 2015 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $9.22 billion at September 30, 2014, $7.99 billion at December 31, 2013 and $7.38 billion at September 30, 2013.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its customer to beneficiaries. Commercial letters of credit are issued on behalf of customers to ensure payment in connection with trade transactions. The Company had $683.4 million in letters of credit at September 30, 2014, of which $577.9 million relate to standby letters of credit and $105.5 million relate to commercial letters of credit. The Company had $733.5 million outstanding in letters of credit at December 31, 2013, of which $617.3 million relate to standby letters of credit and $116.2 million relate to commercial letters of credit.

As of September 30, 2014, the Company had private equity fund and alternative investment fund commitments of $67.4 million, of which $58.6 million was funded. As of December 31, 2013 and September 30, 2013, the Company had private equity and alternative investment fund commitments of $70.9 million, of which $62.2 million and $62.0 million was funded, respectively.

Capital

The ratio of period-end equity to period-end assets was 9.06 percent, 9.22 percent and 8.91 percent as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Period-end common shareholders’ equity to period-end assets was 8.22 percent, 8.32 percent and 8.32 percent for the same periods, respectively.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2014, December 31, 2013 and September 30, 2013:

	Regulatory Well-Capitalized Standards	September 30, 2014	December 31, 2013	September 30, 2013
City National Corporation
Tier 1 leverage	—%	7.44%	7.17%	7.07%
Tier 1 risk-based capital	6.00	9.92	10.09	9.69
Total risk-based capital	10.00	12.14	13.00	12.67
Tangible common equity to tangible assets (1)	—	6.25	6.17	6.11
Tier 1 common equity to risk-based assets (2)	—	8.72	8.78	8.82

City National Bank
Tier 1 leverage	5.00%	7.36%	7.25%	7.22%
Tier 1 risk-based capital	6.00	9.82	10.20	9.92
Total risk-based capital	10.00	12.01	13.08	12.85

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Common equity	$2,631,813	$2,473,370	$2,417,968
Less: Goodwill and other intangible assets	(672,123)	(683,243)	(684,965)
Tangible common equity (A)	$1,959,690	$1,790,127	$1,733,003

Total assets	$32,015,600	$29,717,951	$29,059,404
Less: Goodwill and other intangible assets	(672,123)	(683,243)	(684,965)
Tangible assets (B)	$31,343,477	$29,034,708	$28,374,439

Tangible common equity to tangible assets (A)/(B)	6.25%	6.17%	6.11%

Tier 1 capital	$2,265,543	$2,095,576	$1,936,191
Less: Preferred stock	(267,616)	(267,616)	(169,920)
Less: Trust preferred securities	(5,000)	(5,155)	(5,155)
Tier 1 common equity (C)	$1,992,927	$1,822,805	$1,761,116

Risk-weighted assets (D)	$22,847,497	$20,766,237	$19,977,106

Tier 1 common equity to risk-based assets (C)/(D)	8.72%	8.78%	8.82%

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

Based on the final Basel III rules, the Company has estimated its capital ratios as of September 30, 2014 using the new standards and the pro forma ratios already exceed the requirements of the fully implemented capital rules.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 95 percent and 94 percent of funding for average total assets for the third quarter and first nine months of 2014, and 94 percent and 91 percent for the year-earlier periods, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $0.5 million for the three and nine months ended September 30, 2014, respectively, and $2.2 million and $687.3 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $666.9 million and $714.0 million for the three and nine months ended September 30, 2014, respectively, compared with $712.4 million and $743.2 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $826.3 million and $886.5 million for the third quarter and first nine months of 2014, respectively, compared with $858.9 million and $565.0 million in the year-earlier periods, respectively. In addition, the Company has committed and unutilized secured borrowing capacity of $5.81 billion as of September 30, 2014 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.40 billion for both the quarter and nine months ended September 30, 2014, respectively. The portfolio of securities available-for-sale averaged $6.96 billion and $7.55 billion for the quarter and nine months ended September 30, 2013, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.46 billion at September 30, 2014. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 200 basis point and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2014, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2014, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. The Company’s net interest income simulation for 2014 was performed under two rate scenarios: a 200 basis point gradual increase in rates and a 400 basis point gradual increase in rates, both over a 2-year horizon. Under the 200 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 4 percent per year. At September 30, 2014, a gradual 200 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 5.8 percent in year one and 20.1 percent in year two over the base case. The dynamic simulation incorporates balance sheet changes resulting from a gradual 200 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 6.9 percent in year one and 28.7 percent in year two over the base case. Under the 400 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 7.5 percent per year. At September 30, 2014, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 11.8 percent in year one and 40.3 percent in year two over the base case. This compares to an increase in projected net interest income of 10.9 percent in year one and 37.4 percent in year two over the base case at September 30, 2013. The dynamic simulation based on a gradual 400 basis point increase in rates results in an increase in projected net interest income of approximately 12.0 percent in year one and 46.1 percent in year two over the base case. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily growth in floating rate loans and non-rate sensitive deposits. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest bearing and rate-stable core deposits. The Company’s interest rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of September 30, 2014. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,475	$5,346	$7,821	$58	$1,358	$9,237
Commercial real estate mortgages	282	2,024	2,306	68	1,191	3,565
Residential mortgages	7	—	7	3,592	1,424	5,023
Real estate construction	81	476	557	—	28	585
Home equity loans and lines of credit	732	—	732	3	24	759
Installment	95	—	95	—	84	179
Covered loans	22	70	92	368	93	553
Total loans and leases	$3,694	$7,916	$11,610	$4,089	$4,202	$19,901
Percentage of portfolio	18%	40%	58%	21%	21%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At September 30, 2014, $11.61 billion (58 percent) of the Company’s loan portfolio was floating rate, of which $9.81 billion (85 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.49 billion (13 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $41.8 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2014:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,731	$747	$210	$6	$3,694
LIBOR	7,074	745	61	36	7,916
Total floating rate loans	$9,805	$1,492	$271	$42	$11,610
% of total floating rate loans	85%	13%	2%	0%	100%

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

As of September 30, 2014, an instantaneous 200 basis point increase in interest rates results in a 4.4 percent decline in EVE. This compares to a 7.9 percent decline in EVE a year-earlier. Prior year percentages have been restated to conform with current methodology. The decrease in sensitivity is primarily due to changes in the mix of the balance sheet and decline in long-term interest rates. Measurement of a 200 basis point decrease in rates as of September 30, 2014 and 2013 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at September 30, 2014, December 31, 2013 and September 30, 2013.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2014. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2014 and 2013, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.29 billion and $3.08 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had $1.0 million and $0.6 million of credit risk exposure at September 30, 2014 and September 30, 2013, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at September 30, 2014 and September 30, 2013. The Company delivered cash and securities collateral valued at $29.4 million on swap agreements at September 30, 2014 and $24.4 million at September 30, 2013.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company’s policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At September 30, 2014, the Company’s outstanding foreign exchange contracts, both proprietary and for customer accounts, totaled $657.6 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $5.0 million and $5.9 million, respectively, at September 30, 2014.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

ITEM 6.            EXHIBITS

No.

10.1*

Amendment No. 2 to the Russell Goldsmith Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated July 14, 2014 (Incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014, File No. 1-10521)

10.2*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan (Filed herewith)

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

31.1	Chief Executive Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*                      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: November 7, 2014	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)