Form 10-K
period 2014-12-31
CITY NATIONAL CORP
filed 2015-02-27
CIK 201461

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014, the aggregate market value of the registrant's common stock ("Common Stock") held by non-affiliates of the registrant was approximately $3,564,827,934 based on the June 30, 2014 closing sale price of Common Stock of $75.76 per share as reported on the New York Stock Exchange.

          As of January 30, 2015, there were 55,290,225 shares of Common Stock outstanding (including unvested restricted shares).

Documents Incorporated by Reference

          The information required to be disclosed pursuant to Part III of this report either shall be (i) deemed to be incorporated by reference from selected portions of City National Corporation's definitive proxy statement for the 2015 annual meeting of stockholders, if such proxy statement is filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the Corporation's most recently completed fiscal year, or (ii) included in an amendment to this report filed with the Commission on Form 10-K/A not later than the end of such 120 day period.

PART I

Item 1.    Business

Overview

        City National Corporation (the "Corporation"), a Delaware corporation organized in 1968, is a bank holding company and a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act"). The Corporation provides a wide range of banking, investment and trust services to its clients through its wholly-owned banking subsidiary, City National Bank (the "Bank" and together with the Corporation, its subsidiaries and its asset management affiliates the "Company"). The Bank, which has conducted business since 1954, is a national banking association headquartered in Los Angeles, California and operates through 75 offices, including 16 full-service regional centers, in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2014, the Company had four consolidated asset management affiliates in which it held a majority ownership interest. The Company also had one unconsolidated subsidiary, Business Bancorp Capital Trust I. At December 31, 2014, the Company had consolidated total assets of $32.61 billion, total loan balances of $20.85 billion, total deposits of $28.11 billion, and assets under management or administration of $60.82 billion. The Company provides comprehensive financial solutions to affluent individuals, entrepreneurs, professionals, their businesses and their families. The Company provides a premier banking and financial experience through an uncommon dedication to extraordinary service, proactive advice and complete financial solutions. At December 31, 2014, the Company had 3,570 full-time equivalent employees.

        Additional information regarding our business and our subsidiaries, as well as regarding our acquisitions, is included in the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, elsewhere in this report, and is incorporated herein by reference.

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

Merger with Royal Bank of Canada

        On January 22, 2015, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Royal Bank of Canada, a Canadian chartered bank ("Royal Bank of Canada") and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada ("Holdco"), pursuant to which the Corporation will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada (the "Merger").

        Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Corporation will be converted into the right to receive cash or common shares of Royal Bank of Canada, at the election of the holder, subject to proration and certain other limitations as set forth in the Merger Agreement. The Merger Agreement has been unanimously approved by the Board.

        As of January 21, 2015, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $5.4 billion, or approximately $93.80 per share of common stock of the Corporation, based on Royal Bank of Canada's closing stock price on January 21, 2015. As of such date, the aggregate consideration would have been paid with approximately $2.7 billion in cash and approximately 44 million common shares of Royal Bank of Canada, representing approximately a 50 percent cash and 50 percent share mix. The actual transaction value will be based on the number of shares of common stock of the Corporation outstanding at the closing and the volume-weighted average Royal Bank of Canada common stock price for the ten trading days preceding closing. Completion of the Merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Corporation and receipt of certain regulatory approvals.

        Additional information about the Merger Agreement is set forth in our Current Report on Form 8-K filed with the SEC on January 23, 2015.

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

Economic Conditions and Government Policies

        The Company's business, earnings and profitability are highly sensitive to general economic, political and industry conditions. These conditions include the yield curve, inflation, available money supply, the value of the United States dollar as compared to foreign currencies, fluctuations in both debt and equity markets, energy and commodity prices and the strength of the United States economy and the local economies in which we conduct business. The United States economy has moderately improved since the financial crisis and unemployment levels have declined, however uncertainty regarding the ability to sustain the pace of economic activity may continue to negatively impact consumers. The resulting economic pressure on consumers and uncertainty regarding continuing economic improvement may result in further changes in consumer spending, borrowing and savings habits which could adversely affect our business, financial condition and results of operations. In addition, the level of United States debt may have a destabilizing effect on financial markets. Despite improved financial market conditions, Europe, Asia and other global economies continue to face economic stresses, including lagging growth and significant debt levels, that could impact the capital markets generally, including the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies. A political, economic or financial disruption in the United States or other countries or regions could adversely impact our business by increasing volatility in financial markets generally.

        Our financial performance is highly dependent on the business environment in the States of California and New York, as well as on the economic conditions in the United States generally. The economic conditions in these markets can impact the demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans. Our business can be negatively affected by changes in the financial performance and/or condition of our borrowers, including through decreased loan utilization rates, increased delinquencies and defaults and changes to our clients' ability to meet certain credit obligations. While real estate values have improved, declines in real estate and housing values could have a negative impact on the value of collateral securing loans and could lead to delinquencies and credit quality issues in our residential mortgage and home-equity loan portfolios which could have a negative effect on our results of operations. In addition, negative economic conditions coupled with elevated unemployment and reduced consumer spending could result in higher credit losses in our commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

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

        The OCC, as well as other federal banking agencies, has adopted regulations and guidelines establishing safety and soundness standards, including, but not limited to, such matters as loan underwriting and documentation, risk management, internal controls and audit systems, interest-rate risk exposure, asset quality and earnings and compensation and other employee benefits.

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

The Dodd-Frank Act

        The Dodd-Frank Act, which was signed into law on July 21, 2010, has had, and will continue to have, a broad impact on the financial services industry, imposing significant regulatory and compliance changes, increased capital, leverage and liquidity requirements and numerous other provisions designed to improve supervision and oversight of the financial services sector. The Dodd-Frank Act requires the United States Department of the Treasury, the Financial Stability Oversight Council ("FSOC"), the SEC, the CFTC, the Federal Reserve, the OCC, the CFPB and the FDIC to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These federal agencies have engaged in significant rulemaking, but a substantial amount of rulemaking remains to be completed. The federal agencies are given significant discretion in drafting the rules and regulations, and, as a result, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

        The Dodd-Frank Act impacts, among other things, the way financial services companies do business, the cost of doing business and capital standards applicable to financial services companies. The increased regulatory burden on the financial services industry, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot yet be foreseen. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its clients or the financial services industry more generally.

Anti-Money Laundering and OFAC Regulation

        A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The Bank Secrecy Act of 1970 ("BSA") and subsequent laws and regulations require the Bank to take steps to prevent the use of the Bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds. Even tax evasion may be considered money laundering. Those requirements include ensuring effective Board and management oversight, establishing policies and procedures, performing comprehensive risk assessments, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive independent audit of BSA compliance activities. The USA PATRIOT Act of 2001 ("Patriot Act") significantly expanded the anti-money laundering ("AML") and financial transparency laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Regulations promulgated under the Patriot Act impose various requirements on financial institutions, such as standards for verifying client identification at account opening and maintaining expanded records (including "Know Your Customer" and "Enhanced Due Diligence" practices) and other obligations to maintain appropriate policies, procedures and controls to aid the process of preventing, detecting, and reporting money laundering and terrorist financing. The Patriot Act also applies BSA procedures to broker-dealers as well as most other financial institutions. An institution subject to the Patriot Act must provide AML training to employees, designate an AML compliance officer and annually audit the AML program to assess its effectiveness. The OCC continues to issue regulations and additional guidance with respect to the application and requirements of BSA and AML. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. Based on their administration by the United States Department of the Treasury's Office of Foreign Assets Control ("OFAC"), these are typically known as the "OFAC" rules. The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "United States persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to United States jurisdiction (including property in the possession or control of United States persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.

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

Dividends and Other Transfers of Funds

        The Corporation is a legal entity separate and distinct from the Bank. Dividends from the Bank constitute the principal source of cash revenues to the Corporation. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Corporation. The prior approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year would exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan and lease losses. In addition, federal bank regulatory authorities can prohibit the Bank from paying dividends, depending upon the Bank's financial condition and compliance with capital and non-capital safety and soundness standards established under the Federal Deposit Insurance Act, as described below. Federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. See Note 12 of Notes to Consolidated Financial Statements for additional information.

        Federal law limits the ability of the Bank to extend credit to the Corporation or its other affiliates, to invest in stock or other securities thereof, to take such securities as collateral for loans, and to purchase assets from the Corporation or other affiliates. These restrictions prevent the Corporation and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Corporation or to or in any other affiliate are limited individually to 10 percent of the Bank's capital stock and surplus and in the aggregate to 20 percent of the Bank's capital stock and surplus. See Note 12 of Notes to Consolidated Financial Statements for additional information.

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

Capital Measure	Current Requirement	1/1/2015
CET1	None	4.5%
Tier 1 RBC	4.0%	6.0%
Total RBC	8.0%	8.0%

        Beginning January 1, 2016, additional capital conservation buffers are required as well as additional increases to the buffer each year until fully phased in by January 1, 2019. The buffer percentages as well as the regulatory requirement for CET1 and Total RBC incorporating the buffer are as follows:

Capital Measure	1/1/2015	1/1/2016	1/1/2017	1/1/2018	1/1/2019
Buffer	0.0%	0.625%	1.25%	1.875%	2.5%
CET1 + Buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 RBC + Buffer	6.0%	6.625%	7.25%	7.875%	8.5%
Total RBC + Buffer	8.0%	8.625%	9.25%	9.875%	10.5%

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

PCA Threshold	Total RBC	Tier 1 RBC	CET1	Leverage Ratio
Well Capitalized	10% or greater	8% or greater	6.5% or greater	5% or greater
Adequately Capitalized	8% or greater	6% or greater	4.5% or greater	4% or greater
Undercapitalized	less than 8%	less than 6%	less than 4.5%	less than 4%
Significantly Undercapitalized	less than 6%	less than 4%	less than 3%	less than 3%
Critically Undercapitalized	Tangible Equity less than 2% of Total Assets

        The risk-based capital rules reflect the credit-risk of the company's activities, not other risks such as interest rate, liquidity, business or operational risks. During volatile or turbulent market conditions, bank regulators may set higher capital requirements for individual banks or for categories of banks. In order to maintain a capital reserve sufficient to support normal banking operations during such turbulent episodes, the Company uses internal capital adequacy assessment and stress testing procedures to establish Board-approved guidelines for capital management.

        At December 31, 2014, the Corporation and the Bank each exceeded the new risk-based capital ratio requirements, as well as the January 1, 2019 fully phased-in capital ratio requirements, and both are classified as "well capitalized" under the PCA guidelines. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Balance Sheet Analysis—Capital" included elsewhere in this report.

Premiums for Deposit Insurance

        The Bank's deposits are insured to applicable limits by the FDIC, which insurance is funded through assessments on member banks such as the Bank. In 2010, the Dodd-Frank Act Deposit Insurance Provision permanently increased the maximum deposit insurance amount from $100,000 to $250,000 effective December 31, 2010 and provided unlimited FDIC deposit insurance on noninterest-bearing transactions accounts for all FDIC-insured banks effective from December 31, 2010, through December 31, 2012. The provision authorizing unlimited deposit insurance terminated on December 31, 2012, and was not extended.

        In June 2009, the FDIC imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009 payable on September 30, 2009 and reserved the right to impose additional special assessments. In lieu of further special assessments, on November 12, 2009 the FDIC approved a final rule to require all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012 on December 30, 2009. The prepaid assessment would be applied against the actual assessment until exhausted and any funds remaining after June 30, 2013 would be returned to the institution. In June 2013, the Bank received a return of excess funds from this program.

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

        In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates, which are determined quarterly, was 0.0062% for calendar year 2014 and have been set at 0.0060% for the first quarter of 2015. These assessments will continue until the FICO bonds mature in 2017.

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

Community Reinvestment Act

        Under the Community Reinvestment Act of 1977, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with CRA. CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities and to take that record into account in its evaluation of certain applications by such institution, such as applications for charters, branches and other deposit facilities, relocations, mergers, consolidations and acquisitions or engage in certain activities pursuant to the GLB Act. An unsatisfactory rating may be the basis for denying the application. Based on its most recent examination report from December 2012, the Bank received an overall rating of "satisfactory." In arriving at the overall rating, the OCC rated the Bank's performance levels under CRA with respect to lending (high satisfactory), investment (outstanding) and service (high satisfactory).

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

Cyber Security

        In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our clients. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations, and other compromises to data and systems for political or criminal purposes. Regulators have tasked financial institutions with preventing cyber attacks on their systems and with recognizing potential cyber fraud from the systems of their clients and third-party service providers. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cyber security controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Although malicious software on occasion does penetrate the external automated tools, they have been caught timely by internal filters. The historical impact of such attacks on our operations, expenses and risks profile has been low, with no incidents experienced in recent years that pose a significant risk to the integrity of confidential company or client information. While to date, we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and we may experience a significant event in the future. Risks and exposures related to cyber security attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our clients. See Item 1A, Risk Factors, for a further discussion of risks related to cyber attacks.

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

Executive Officers of the Registrant

        Shown below are the names and ages of all executive officers of the Corporation and officers of the Bank who are deemed to be executive officers of the Corporation as of February 2, 2015, with indication of all positions and offices with the Corporation and the Bank.

Name	Age	Present principal occupation and principal occupation during the past five years
Russell Goldsmith (1)	64	Chairman of the Board of City National Corporation since October 2013; President, City National Corporation since May 2005; Chief Executive Officer, City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995; Vice Chairman of City National Corporation October 1995 to May 2005.
Bram Goldsmith	91

Chairman Emeritus of the Board of City National Corporation since October 2013; Chairman of the Board, City National Corporation through October 2013 and prior to that, for more than the past five years.

Christopher J. Carey	60	Executive Vice President and Chief Financial Officer, City National Corporation and City National Bank since July 2004.
Christopher J. Warmuth	60	Executive Vice President, City National Corporation and President, City National Bank since May 2005.
Michael B. Cahill	61	Executive Vice President, Corporate Secretary and General Counsel, City National Bank and City National Corporation since June 2001; Manager, Corporate Administrative and Risk Group since 2011.
Brian Fitzmaurice	54	Executive Vice President and Chief Credit Officer, City National Bank since February 2006.
Olga Tsokova	41	Senior Vice President and Chief Accounting Officer, City National Corporation and City National Bank since July 2008.

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

Factors That May Affect Future Results

        Stockholders of the Corporation who make elections to receive cash, stock or mixed consideration in the Merger may be unable to sell their shares in the market pending the Merger.    Stockholders of the Corporation may elect to receive cash, stock or mixed consideration in the Merger by completing an election form that will be provided to stockholders. Elections will require that stockholders making the election turn in their stock certificates representing stock of the Corporation. This means that during the time between when the election is made and the date the Merger is completed, stockholders of the Corporation will be unable to sell their common stock. If the Merger is unexpectedly delayed, this period could extend for a significant period of time. Stockholders of the Corporation can shorten the period during which they cannot sell their shares by delivering their election shortly before the election deadline. However, elections received after the election deadline will not be accepted or honored.

        The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.    The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: (i) approval by stockholders of the Corporation, (ii) receipt of certain regulatory approvals, (iii) the absence of any governmental order or law prohibiting the Merger, (iv) the effectiveness of the registration statement on Form F-4 to be filed by Royal Bank of Canada and (v) the authorization for listing of Royal Bank of Canada common shares on the NYSE and the Toronto Stock Exchange and the authorization for listing of Royal Bank of Canada preferred shares on the NYSE. The obligation of each party to consummate the Merger is also conditioned upon (i) the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the Merger Agreement and (iii) receipt by each party of a tax opinion from their respective counsels. If these conditions to the closing of the Merger are not fulfilled, then the Merger may not be completed. In addition, if the Merger is not completed by January 22, 2016, either Royal Bank of Canada or the Corporation may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after stockholder approval. In addition, Royal Bank of Canada may elect to terminate the Merger Agreement in certain other circumstances.

        Termination of the Merger Agreement could negatively impact us.    If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board seeks another merger or business combination, stockholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Royal Bank of Canada has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $220 million to Royal Bank of Canada.

        We will be subject to business uncertainties and contractual restrictions while the Merger is pending.    Uncertainty about the effect of the Merger on employees and clients may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause clients and others that deal with us to seek to change their existing business relationships with us. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty or a desire not to remain with the business, our business could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions without the consent of Royal Bank of Canada until the Merger occurs. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

        General business and economic conditions may significantly affect our earnings.    Our business, earnings and profitability are highly sensitive to general economic, political and industry conditions. These conditions include the yield curve, inflation, available money supply, the value of the United States dollar as compared to foreign currencies, fluctuations in both debt and equity markets, energy and commodity prices and the strength of the United States economy and the local economies in which we conduct business. The United States economy has moderately improved since the financial crisis and unemployment levels have declined, however uncertainty regarding the ability to sustain the pace of economic activity may continue to negatively impact consumers. There can be no assurance that these conditions will continue to improve and these conditions could worsen. The resulting economic pressure on consumers and uncertainty regarding continuing economic improvement may result in further changes in consumer spending, borrowing and savings habits which could adversely affect our business, financial condition and results of operations. In addition, the level of United States debt may have a destabilizing effect on financial markets. Despite improved financial market conditions, Europe, Asia and other global economies continue to face economic stresses, including lagging growth and significant debt levels, that could impact the capital markets generally, including the trading price of securities, such as our common stock, that do not have substantial direct exposure to foreign economies. A political, economic or financial disruption in the United States or other countries or regions could adversely impact our business by increasing volatility in financial markets generally.

        Our financial performance is highly dependent on the business environment in the States of California and New York, as well as on the economic conditions in the United States generally. The economic conditions in these markets can impact the demand for credit and other banking products and the ability of borrowers to pay interest on and repay principal on outstanding loans and the value of collateral securing those loans. Our business can be negatively affected by changes in the financial performance and/or condition of our borrowers, including through decreased loan utilization rates, increased delinquencies and defaults and changes to our clients' ability to meet certain credit obligations. While real estate values have improved, declines in real estate and housing values could have a negative impact on the value of collateral securing loans and could lead to delinquencies and credit quality issues in our residential mortgage and home-equity loan portfolios which could have a negative effect on our results of operations. In addition, negative economic conditions coupled with elevated unemployment and reduced consumer spending could result in higher credit losses in our commercial loan, commercial real estate loan and commercial real estate construction loan portfolios.

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

        Many of the provisions of the Dodd-Frank Act, and related legislation and rulemaking, directly affect our business. For example, the implementation of the final Basel III standards significantly modifies the way we measure and manage capital. See Item 1, Business, "Capital Adequacy and

Prompt Corrective Action", above and this Item 1A, Risk Factors, for further discussion. In addition, the Qualified Mortgage and Ability-To-Repay rules could have an impact on our standard underwriting and processing practices and our product offerings going forward, which could result in increased compliance costs. To the extent we fail to comply with applicable rules and regulations or fail to identify practices later deemed to be problematic, we could be subject to litigation, regulatory enforcement, fines and penalties. For example, UDAAP is a wide-ranging regulatory net intended to protect consumers and many areas are subject to intense regulatory scrutiny, from advertising and marketing materials to the order of processing and paying items in a checking account and includes activities by third-party vendors. These and other provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities, may require that we change certain of our business practices, may materially affect our business model or affect retention of key personnel, may require us to raise additional regulatory capital and could expose us to additional costs (including increased compliance costs). We may also be required to invest significant management attention and resources to make any necessary changes and our ability to conduct our business as previously conducted or our results of operations or financial condition may be adversely affected. See Item 1, Business, "Supervision and Regulation" and "The Dodd-Frank Act" above for a further discussion of these and other regulatory changes.

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

        Changes in interest rates affect our profitability.    We derive our income mainly from the difference or "spread" between the interest we earn on loans, securities, and other interest-earning assets, and interest we pay on deposits, borrowings, and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond our control, such as inflation, deflation, recession, and unemployment. In general, the greater this spread, the more we earn. When market rates of interest change, the interest we earn on our assets and the interest we pay on our liabilities fluctuate. This causes our spread to increase or decrease and affects our net interest income. Although we actively manage our asset and liability positions, we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this "gap" would work against us, and our earnings may be negatively affected. In addition, interest rates affect how much money we lend, and changes in interest rates may negatively affect deposit growth. Changes in inflation, interest rates and market liquidity may also impact our margins and funding sources.

        Our results of operations could be adversely affected if we were to suffer higher than expected losses on our loans due to a slow economy, real estate cycles or other economic events which could require us to increase our allowance for loan and lease losses.    We assume credit risk from the possibility that we will suffer losses because borrowers, guarantors, and related parties fail to perform under the terms of their loans. We try to minimize and monitor this risk by adopting and implementing what we believe are effective underwriting and credit policies and procedures, including how we establish and review the allowance for loan and lease losses. We assess the likelihood of nonperformance, track loan performance, and diversify our credit portfolio. Those policies and procedures may not prevent unexpected losses that could adversely affect our results. We continually monitor changes in the economy, particularly housing prices and unemployment rates. There are inherent risks in our lending activities, including flat or volatile interest rates and changes in the economic conditions in the markets in which we operate, including California, New York, Nevada, Tennessee and Georgia. If economic conditions in the United States decline or do not continue to improve, this could adversely impact the ability of borrowers to repay outstanding loans or the value of collateral securing those loans. If the value of real estate in our markets declines materially, a significant portion of the loan portfolio could become under-collateralized which could have a negative effect on results of operations. We monitor the value of collateral, such as real estate, for loans made by us. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the

Company's control, may require an increase in the allowance for loan and lease losses. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Loan and Lease Portfolio" and "Asset Quality" located elsewhere in this report for further discussion related to our loan portfolio and our process for determining the appropriate level of the allowance for possible loan and lease losses.

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

        Disruptions to our information systems and security breaches could adversely affect our business and reputation.    In the ordinary course of business, we rely on electronic communications and information systems to conduct our businesses and to store sensitive data, including financial information regarding our clients. The integrity of information systems are under significant threat from cyber attacks by third parties, including through coordinated attacks sponsored by foreign nations and criminal organizations to disrupt business operations and other compromises to data and systems for political or criminal purposes. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cyber security controls.

        Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and attackers respond rapidly to changes in defensive measures. Cyber security risks may also occur with our third-party service providers, and may interfere with their ability to fulfill their contractual obligations to us, with attendant potential for financial loss or liability that could adversely affect our financial condition or results of operations. We offer our clients the ability to bank remotely and provide other technology based products and services, which services include the secure transmission of confidential information over the Internet and other remote channels. To the extent that our client's systems are not secure or are otherwise compromised, our network could be vulnerable to unauthorized access, malicious software, phishing schemes and other security breaches. To the extent that our activities or the activities of our clients or third-party service providers involve the storage and transmission of confidential information, security breaches and malicious software could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. While to date we have not experienced a significant compromise, significant data loss or material financial losses related to cyber security attacks, our systems and those of our clients and third-party service providers are under constant threat and we may experience a significant event in the future. We may suffer material financial losses related to these risks in the future or we may be subject to liability for compromises to our client or third-party service provider systems. Any such losses or liabilities could adversely affect our financial condition or results of operations, and could expose us to reputation risk, the loss of client business, increased operational costs, as well as additional regulatory scrutiny, possible litigation, and related financial liability. These risks also include possible business interruption, including the inability to access critical information and systems.

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

        We may experience write-downs of our financial instruments and other losses related to volatile and illiquid market conditions.    Market volatility, illiquid market conditions and disruptions in the credit markets could make it difficult to value certain securities in our securities portfolio. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these securities in future periods. In addition, at the time of any sales and settlements of these securities, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require us to take write-downs in the value of our securities portfolio, which may have an adverse impact on our results of operations in future periods.

        Bank clients could move their money to alternative investments causing us to lose a lower cost source of funding.    Demand deposits can decrease when clients perceive alternative investments, such as those available in our wealth management business, as providing a better risk/return tradeoff. Technology and other changes have made it more convenient for bank clients to transfer funds into alternative investments or other deposit accounts offered by other financial institutions or non-bank service providers. When clients move money out of bank demand deposits and into other investments, we lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income.

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

        Changes in accounting standards or tax legislation could have a negative impact on our business.    Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or elected representatives approve changes to tax laws that could affect our corporate taxes. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

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

        Our business and financial results could be impacted materially by adverse results in legal proceedings and governmental investigations and inquiries.    Aspects of our business involve risk of legal liability. We have been named or threatened to be named as defendants in various legal proceedings arising from our business activities. In addition, we may be the subject of governmental investigations and other forms of regulatory inquiry from time to time. The results of these legal proceedings and governmental investigations and inquiries could lead to significant monetary damages or penalties, restrictions on the way in which we conduct our business, reputational harm and loss of client business.

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

        Our business and financial performance could be adversely affected, directly or indirectly, by disasters, by terrorist activities or by international hostilities.    Neither the occurrence nor the potential impact of disasters, terrorist activities and international hostilities can be predicted. However, these occurrences could impact us directly as a result of damage to our facilities or by preventing us from conducting our business in the ordinary course, or indirectly as a result of their impact on our borrowers, the value of collateral, depositors, other clients, suppliers or other counterparties. We could also suffer adverse consequences to the extent that disasters, terrorist activities or international hostilities affect the financial markets or the economy in general or in any particular region. For example, a significant earthquake could impact us directly by disrupting our business operations or could lead to an increase in delinquencies, bankruptcies or defaults that could result in our experiencing higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

        Negative public opinion could damage our reputation and adversely affect our earnings.    Reputational risk, or the risk to our earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from the actual or perceived manner in which we conduct our business activities, including activities in our private and business banking operations, wealth management and investment and trust operations; our management of actual or potential conflicts of interest and ethical issues; and our protection of confidential client information. Our brand and reputation may also be harmed by actions taken by third parties that we contract with to provide services to the extent such parties fail to meet their contractual, legal and regulatory obligations or act in a manner that is harmful to our clients. If we fail to supervise these relationships effectively, we could also be subject to regulatory enforcement, including fines and penalties. Negative public opinion can adversely affect our ability to keep and attract clients and can expose us to litigation and regulatory action. We take steps to minimize reputation risk in the way we conduct our business activities and deal with our clients, communities and vendors but our efforts may not be sufficient.

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

Item 1B.    Unresolved Staff Comments

        The Company has no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of its 2014 fiscal year and that remain unresolved.

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

        As of December 31, 2014, the Bank owned five banking office properties in Beverly Hills, Riverside and Sun Valley, California and in North Las Vegas and Minden, Nevada, and a data center located in Los Angeles. In addition to the properties owned, the Company maintained operations in 105 other locations, comprised of 70 banking offices and 35 other offices as of December 31, 2014. Other offices include locations that provide wealth management, leasing and general operations support.

        The non-owned banking offices and other properties are leased by the Company. Total annual net rental payments (exclusive of operating charges and real property taxes) are approximately $47.3 million, with lease expiration dates for office facilities ranging from 2015 to 2039, exclusive of renewal options.

Item 3.    Legal Proceedings

        The Corporation and its subsidiaries are defendants in various pending lawsuits. Based on present knowledge, management, including in-house counsel, does not believe that the outcome of such lawsuits will have a material adverse effect upon the Company.

        The Corporation is not aware of any material proceedings to which any director, officer, or affiliate of the Corporation, any owner of record or beneficially of more than 5 percent of the voting securities of the Corporation as of December 31, 2014, or any associate of any such director, officer, affiliate of the Corporation, or security holder is a party adverse to the Corporation or any of its subsidiaries or has a material interest adverse to the Corporation or any of its subsidiaries.

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

Quarter Ended	High	Low	Dividends Declared
2014
March 31	$81.07	$68.39	$0.33
June 30	80.49	69.04	0.33
September 30	79.58	72.48	0.33
December 31	69.76	81.85	0.33
2013
March 31	$59.61	$51.13	$—
June 30	63.66	54.36	0.25
September 30	71.15	64.11	0.25
December 31	79.33	65.39	0.25

        As of January 30, 2015, the closing price of the Corporation's stock was $86.69 per share. As of that date, there were 1,504 holders of record of the Corporation's common stock.

        For a discussion of dividend restrictions on the Corporation's common stock, see Part I, Business, "Dividends and Other Transfers of Funds" and Note 12 of the Notes to Consolidated Financial Statements included elsewhere in this report.

        As of December 31, 2014, there were 1,140,400 shares of City National Corporation stock that may yet be purchased under stock buyback initiatives that were approved by the Board in 2007 and 2008. Unless terminated earlier by resolution of the Board, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. There were no issuer repurchases of the Corporation's common stock as part of its repurchase plan in the fourth quarter of the year ended December 31, 2014.

        The information required by this item regarding purchases by the Company during the quarter ended December 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act appears under Note 11 of the Notes to Consolidated Financial Statements, and is incorporated herein by reference.

Item 6.    Selected Financial Data

        The information required by this item appears on page 44 under the caption "Selected Financial Information," and is incorporated herein by reference.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item appears on pages 45 through 103, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The information required by this item appears on pages 72 through 77, under the caption "Management's Discussion and Analysis," and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item appears on page 102 and 103 under the captions "2014 Quarterly Operating Results" and "2013 Quarterly Operating Results," and on page A-4 through A-89 and is incorporated herein by reference.

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

        The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2014 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2014.

Item 11.    Executive Compensation

        The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2014 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,673,966	(1)(2)	$57.40	(2)	2,840,604	(3)
Equity compensation plans not approved by security holders (4)	—		—		—

Total	4,673,966	(2)	$57.40	(2)	2,840,604	(3)

(1)
Includes 382 shares assumed in the acquisition of Business Bank Corporation ("BBC") with a weighted-average exercise price of $38.72. BBC shareholders had approved these stock option plans.

(2)
Includes 525,374 shares of outstanding restricted stock and restricted stock units and 177,726 shares of vested restricted stock units where securities have not yet been issued. The weighted-average exercise price does not take into account awards that have no exercise price such as restricted stock and restricted stock units.

(3)
The 2008 Omnibus Plan provides for the reduction in the maximum number of shares available for awards of 2 shares (3.3 shares for awards made prior to April 21, 2010) for every share of restricted stock or restricted stock unit issued.

(4)
In March 2001, the Board of Directors adopted the 2001 Stock Option Plan (2001 Plan), under which options were only granted to employees of the Company who were neither directors nor executive officers. The 2001 Plan contains a change in control provision similar to the 2008 Plan. The 2001 Plan was not submitted to the stockholders for their approval, and no further awards can be issued under the 2001 Plan. Compensation plans not approved by stockholders include the Company's Executive Deferred Compensation Plan and Director Deferred Compensation Plan (collectively, the "Plans"). The Plans allow eligible employees and non-employee directors to defer specified portions of their compensation (e.g., salaries, bonuses and commissions for employees and annual retainers, annual awards, committee chair retainers and meeting fees for directors) into the Plans. Participants of the Plans can allocate their deferrals among a number of investment crediting options, including investing in units that correlate to shares of the Company's common stock ("CNC Stock Fund"). The portion of deferred compensation invested in the CNC Stock Fund is payable in shares of the Company's common stock following termination of employment or board service. As of December 31, 2014, the CNC Stock Fund held 80,872 units that correlate to shares of the Company's common stock.

          The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2014 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2014.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

          The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2014 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2014. Also see Note 6 to Notes to Consolidated Financial Statements.

Item 14.    Principal Accountant Fees and Services.

          The information required to be disclosed pursuant to this item shall be included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2014 or incorporated by reference from our definitive proxy statement for the election of directors, to the extent required, not later than 120 days after December 31, 2014.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

1.	Financial Statements:
	Management's Report on Internal Control Over Financial Reporting	A-1
	Report of Independent Registered Public Accounting Firm	A-2
	Report of Independent Registered Public Accounting Firm	A-3
	Consolidated Balance Sheets at December 31, 2014 and 2013	A-4
	Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014	A-5
	Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014	A-6
	Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014	A-7
	Consolidated Statements of Changes in Shareholders' Equity for each of the years in the three-year period ended December 31, 2014	A-8
	Notes to Consolidated Financial Statements	A-9
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of January 22, 2015, by and among Royal Bank of Canada, City National Corporation and RBC USA Holdco Corporation.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed January 23, 2015 (File No. 001-10521).
2.2	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009 (File No. 001-10521).
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521).

3.3	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008 (File No. 001-10521).
3.5	Certificate of Designations for 5.50% Non-Cumulative Perpetual Preferred Stock, Series C.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 13, 2012 (File No. 001-10521).
3.6	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 18, 2012 (File No. 001-10521).
3.7	Certificate of Designations for 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
4.2	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
4.3	Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010 (File No. 001-10521).
4.4	Form of Certificate Representing the 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.5	Deposit Agreement, dated November 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts described therein.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).

4.6	Form of Depositary Receipt (included as part of Exhibit 3.9).	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-10521).
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-10521).
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-10521).
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).

10.9*	Eighth Amendment to Employment Agreement dated as of February 13, 2012 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.10*	Ninth Amendment to Employment Agreement dated as of January 28, 2013 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521).
10.11*	Tenth Amendment to Employment Agreement dated as of January 31, 2014 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-10521).
10.12*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.13*	Amendment to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated March 14, 2012.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 001-10521).
10.14*	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated July 14, 2014.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 16, 2014 (File No. 001-10521).
10.15*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.16*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.17*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.18*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.19*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.20*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.21*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.22*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.23*	City National Corporation 2011 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011 (File No. 001-10521).
10.24*	Amended and Restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on May 9, 2012 (File No. 001-10521).
10.25*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.26*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.27*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.28*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.29*	Amendment Number 1 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.30*	Amendment Number 2 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.31*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.32*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.33*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.34*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.35*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.36*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.37*	Amendment No. 1 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.38*	Amendment No. 2 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.39*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.40*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.41*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.42*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.43*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.44*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.45*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

10.46*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.47*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.48*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.49*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.50*	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.51*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.52*	Form of Restricted Stock Unit Award Agreement under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.53*	Form of Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.54*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).

10.55*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.56*	Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.57*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.58*	Form of Performance Unit Award Agreement Addendum Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.59*	Summary—Brian Fitzmaurice.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.60	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.61*	Amended and restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 17, 2013 (File No. 001-10521).
10.62*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).
10.63*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).

10.64*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).
10.65*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).
10.66*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2014 (File No. 001-10521).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Filed herewith.
21	Subsidiaries of the Registrant.	Filed herewith.
23	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS	XBRL Instance Document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

*
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
February 27, 2015	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RUSSELL GOLDSMITH Russell Goldsmith (Principal Executive Officer)	Chairman of the Board, President, Chief Executive Officer and Director	February 27, 2015
/s/ CHRISTOPHER J. CAREY Christopher J. Carey (Principal Financial Officer)	Executive Vice President and Chief Financial Officer	February 27, 2015
/s/ OLGA TSOKOVA Olga Tsokova (Principal Accounting Officer)	Senior Vice President and Chief Accounting Officer	February 27, 2015
/s/ BRAM GOLDSMITH Bram Goldsmith	Chairman Emeritus of the Board and Director	February 27, 2015
/s/ CHRISTOPHER J. WARMUTH Christopher J. Warmuth	Executive Vice President and Director	February 27, 2015
/s/ MOHAMAD ALI Mohamad Ali	Director	February 27, 2015

Signature	Title	Date

/s/ RICHARD L. BLOCH Richard L. Bloch	Director	February 27, 2015
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	February 27, 2015
/s/ CLIFFORD GILBERT-LURIE Clifford Gilbert-Lurie	Director	February 27, 2015
/s/ ASHOK ISRANI Ashok Israni	Director	February 27, 2015
/s/ BRUCE ROSENBLUM Bruce Rosenblum	Director	February 27, 2015
/s/ PETER M. THOMAS Peter M. Thomas	Director	February 27, 2015
/s/ ROBERT H. TUTTLE Robert H. Tuttle	Director	February 27, 2015

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        We have made forward-looking statements in this document about the Company, for which the Company claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

        Forward-looking statements are based on management's knowledge and belief as of today and include information concerning the Company's possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company's ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) the possibility that the Merger does not close when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or that we experience difficulties in employee retention as a result of the announcement and pendency of the proposed Merger; or that clients, distributors, suppliers and competitors seek to change their existing business relationships with us as a result of the announcement of the proposed Merger, any of which may have a negative impact on our business or operations; (2) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its clients, including changes in consumer spending, borrowing and savings habits; (3) the impact on financial markets and the economy of the level of U.S. and European debt; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (5) limited economic growth and elevated levels of unemployment; (6) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (7) the impact of revised capital requirements under Basel III; (8) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (9) the impact of cyber security attacks or other disruptions to the Company's information systems and any resulting compromise of data or disruption in service; (10) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (11) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (12) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (13) the Company's ability to attract new employees and retain and motivate existing employees; (14) increased competition in the Company's markets and our ability to increase market share and control expenses; (15) changes in the financial performance and/or condition of the Company's clients, or changes in the performance or creditworthiness of our clients' suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our clients' ability to meet certain credit obligations; (16) a substantial and permanent loss of either client accounts and/or assets under management at the Company's investment advisory affiliates or its wealth management division; (17) soundness of other financial institutions which could adversely affect the Company; (18) protracted labor disputes in the Company's markets; (19) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (20) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (21) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (22) the success of the Company at managing the risks involved in the foregoing.

        Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

        For a more complete discussion of these risks and uncertainties, see Part I, Item 1A, titled "Risk Factors."

 CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

(in thousands, except per share amounts)	2014	2013	Percent change
FOR THE YEAR
Total revenue	$1,269,815	$1,178,884	8%
Net income attributable to City National Corporation	255,819	230,009	11
Net income available to common shareholders	239,444	220,384	9
Net income per common share, basic	4.31	4.02	7
Net income per common share, diluted	4.26	3.99	7
Dividends per common share	1.32	0.75	76
AT YEAR END
Assets	$32,610,363	$29,717,951	10
Securities	9,483,202	9,281,317	2
Loans and leases, excluding covered loans	20,337,206	17,170,438	18
Covered loans (1)	510,979	716,911	(29)
Deposits	28,108,103	25,679,437	9
Common shareholders' equity	2,688,216	2,473,370	9
Total shareholders' equity	2,955,832	2,740,986	8
Book value per common share	49.07	45.65	7
AVERAGE BALANCES
Assets	$30,757,132	$28,290,973	9
Securities	8,890,130	9,133,591	(3)
Loans and leases, excluding covered loans	18,453,693	15,775,880	17
Covered loans (1)	612,078	865,640	(29)
Deposits	26,675,720	23,954,163	11
Common shareholders' equity	2,590,450	2,410,585	7
Total shareholders' equity	2,858,066	2,595,227	10
SELECTED RATIOS
Return on average assets	0.83%	0.81%	2
Return on average common equity	9.24	9.14	1
Corporation's tier 1 leverage	7.22	7.17	1
Corporation's tier 1 risk-based capital	9.78	10.09	(3)
Corporation's total risk-based capital	11.95	13.00	(8)
Period-end common equity to period-end assets	8.24	8.32	(1)
Period-end equity to period-end assets	9.06	9.22	(2)
Dividend payout ratio, per common share	30.59	18.69	64
Net interest margin	3.05	3.18	(4)
Expense to revenue ratio (2)	69.16	69.61	(1)
ASSET QUALITY RATIOS (3)
Nonaccrual loans to total loans and leases	0.21%	0.40%	(48)
Nonaccrual loans and OREO to total loans and leases and OREO	0.26	0.47	(45)
Allowance for loan and lease losses to total loans and leases	1.53	1.76	(13)
Allowance for loan and lease losses to nonaccrual loans	735.53	440.76	67
Net recoveries to average total loans and leases	0.08	0.21	(62)
AT YEAR END
Assets under management (4)	$48,062,760	$45,001,125	7
Assets under management or administration (4)	60,818,930	64,691,185	(6)

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

(4)
Excludes $28.32 billion and $27.07 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2014 and December 31, 2013, respectively.

SELECTED FINANCIAL INFORMATION

	As of or for the year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Statement of Income Data:
Interest income	$907,446	$879,661	$886,551	$843,090	$830,196
Interest expense	49,209	55,946	55,715	70,100	99,871

Net interest income	858,237	823,715	830,836	772,990	730,325
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(14,000)	—	10,000	12,500	103,000
Provision for losses on covered loans	3,829	635	45,346	43,646	76,218
Noninterest income	411,578	355,169	357,603	341,867	361,375
Noninterest expense	902,189	851,114	825,138	805,095	751,330

Income before taxes	377,797	327,135	307,955	253,616	161,152
Income taxes	119,208	94,619	98,822	77,561	26,055

Net income	$258,589	$232,516	$209,133	$176,055	$135,097
Less: Net income attributable to noncontrolling interest	2,770	2,507	1,084	3,634	3,920

Net income attributable to City National Corporation	$255,819	$230,009	$208,049	$172,421	$131,177
Less: Dividends and accretion on preferred stock	16,375	9,625	—	—	5,702

Net income available to common shareholders	$239,444	$220,384	$208,049	$172,421	$125,475

Per Common Share Data:
Net income per common share, basic	4.31	4.02	3.85	3.24	2.38
Net income per common share, diluted	4.26	3.99	3.83	3.21	2.36
Dividends per common share	1.32	0.75	1.50	0.80	0.40
Book value per common share	49.07	45.65	43.89	40.86	37.51
Weighted-average common shares outstanding, basic	54,959	54,139	53,211	52,439	51,992
Weighted-average common shares outstanding, diluted	55,691	54,640	53,475	52,849	52,455
Balance Sheet Data—At Period End:
Assets	$32,610,363	$29,717,951	$28,618,492	$23,666,291	$21,353,118
Securities	9,483,202	9,281,317	10,719,451	8,101,556	5,976,072
Loans and leases, excluding covered loans	20,337,206	17,170,438	14,818,295	12,309,385	11,386,628
Covered loans (1)	510,979	716,911	1,031,004	1,481,854	1,857,522
Interest-earning assets	30,716,959	27,999,100	26,937,396	22,090,781	19,667,137
Core deposits	27,590,709	25,167,324	22,937,859	19,727,968	17,294,342
Deposits	28,108,103	25,679,437	23,502,355	20,387,582	18,176,862
Common shareholders' equity	2,688,216	2,473,370	2,335,398	2,144,849	1,959,579
Total equity	2,955,832	2,740,986	2,505,318	2,144,849	1,984,718
Balance Sheet Data—Average Balances:
Assets	$30,757,132	$28,290,973	$25,236,172	$22,527,750	$21,156,661
Securities	8,890,130	9,133,591	8,495,746	6,634,547	4,677,306
Loans and leases, excluding covered loans	18,453,693	15,775,880	13,285,220	11,698,388	11,576,380
Covered loans (1)	612,078	865,640	1,268,513	1,699,182	1,940,316
Interest-earning assets	29,045,521	26,631,072	23,564,106	20,842,016	19,269,707
Core deposits	26,208,987	23,350,079	20,937,260	18,512,261	16,757,396
Deposits	26,675,720	23,954,163	21,628,868	19,305,703	17,868,392
Common shareholders' equity	2,590,450	2,410,585	2,260,740	2,058,269	1,902,846
Total equity	2,858,066	2,595,227	2,283,489	2,076,721	1,961,109
Asset Quality:
Nonaccrual loans, excluding covered nonaccrual loans	$42,167	$68,651	$99,787	$112,026	$190,923
Covered nonaccrual loans	—	—	—	422	2,557
OREO, excluding covered OREO	10,736	12,611	21,027	30,790	57,317
Covered OREO	12,760	25,481	58,276	98,550	120,866

Total nonaccrual loans and OREO	$65,663	$106,743	$179,090	$241,788	$371,663

Performance Ratios:
Return on average assets	0.83%	0.81%	0.82%	0.77%	0.62%
Return on average common equity	9.24	9.14	9.20	8.38	6.59
Net interest spread	2.76	2.87	3.30	3.47	3.45
Net interest margin	3.05	3.18	3.61	3.79	3.86
Period-end common equity to period-end assets	8.24	8.32	8.16	9.06	9.18
Period-end equity to period-end assets	9.06	9.22	8.75	9.06	9.29
Dividend payout ratio, per common share	30.59	18.69	38.96	24.64	16.75
Expense to revenue ratio	69.16	69.61	65.29	65.53	62.45
Asset Quality Ratios (2):
Nonaccrual loans to total loans and leases	0.21%	0.40%	0.67%	0.91%	1.68%
Nonaccrual loans and OREO to total loans and leases and OREO	0.26	0.47	0.81	1.16	2.17
Allowance for loan and lease losses to total loans and leases	1.53	1.76	1.88	2.13	2.26
Allowance for loan and lease losses to nonaccrual loans	735.53	440.76	278.48	234.37	134.61
Net recoveries (charge-offs) to average total loans and leases	0.08	0.21	0.05	(0.05)	(1.13)

(1)
Covered loans represent acquired loans that are covered under loss-sharing agreements with the FDIC.

(2)
Excludes covered assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

        City National Corporation (the "Corporation"), through its primary subsidiary, City National Bank (the "Bank"), provides private and business banking services, including investment and trust services to mid-size businesses, entrepreneurs, professionals and affluent individuals. The Bank is the largest commercial bank headquartered in Los Angeles. For over 60 years, the Bank has served clients through relationship banking. The Bank seeks to build client relationships with a high level of personal service and tailored products through private and commercial banking teams, product specialists and investment advisors to facilitate clients' use, where appropriate, of multiple services and products offered by the Company. The Company offers a broad range of lending, deposit, cash management, international banking and other products and services. The Company also lends, invests and provides services in accordance with its Community Reinvestment Act commitment. Through the Company's asset management subsidiaries and wealth management services, a division of the Bank, the Company offers 1) investment management and advisory services and brokerage services, including portfolio management, securities trading and asset management; 2) personal and business trust and investment services, including employee benefit trust services, 401(k) and defined benefit plans; and 3) estate and financial planning and custodial services. The Company also advises and markets mutual funds under the name of City National Rochdale Funds.

        The Corporation is the holding company for the Bank. References to the "Company" mean the Corporation and its subsidiaries including the Bank. The financial information presented herein includes the accounts of the Corporation, its non-bank subsidiaries, the Bank, and the Bank's wholly owned subsidiaries. All material transactions between these entities are eliminated.

        See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995," on page 42 in connection with "forward-looking" statements included in this report.

        Over the last three years, the Company's total assets have grown by 38 percent and total loans, excluding loans covered by loss-sharing agreements with the FDIC, were up 65 percent. Deposit balances grew 38 percent for the same period.

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

CRITICAL ACCOUNTING POLICIES

        The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles ("GAAP"). The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified five policies as critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company's estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

        The Company's critical accounting policies include those that address financial assets and liabilities reported at fair value, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, goodwill and other intangible assets, and income taxes. The Company, with the concurrence of the Audit & Risk Committee, has reviewed and approved these critical accounting policies, which are further described in Management's Discussion and Analysis and Note 1 of the Notes to Consolidated Financial Statements included in this Form 10-K. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

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

        The Company performs a quarterly assessment of debt and equity securities held in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. The Company's impairment assessment of debt securities takes the following factors into consideration: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest and principal payments; external credit ratings, and whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. For equity securities, the evaluation of whether an impairment is other-than-temporary is based on whether or when an equity security will recover in value and whether the Company has the intent and ability to hold the equity security until the anticipated recovery in value occurs. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security's new cost basis.

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

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives is obtained from third-party market sources that use conventional valuation methodologies. The Company provides client data to the third-party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. Credit valuation adjustments utilize non-observable inputs, such as estimates of credit spreads. The fair values of interest rate contracts include interest receivable and cash collateral, if any. The fair value of foreign exchange options and transactions is derived from market spot and/or forward foreign exchange rates. The fair value of equity warrants is determined using a Black-Scholes option pricing model that utilizes assumptions not observable in the market.

        Contingent Consideration Asset—The fair value of the contingent consideration asset is determined by discounting the expected future payments to be received using an investment grade bond rate for finance companies.

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

        Contingent Liabilities—Contingent liabilities include contingent consideration obligations from business combinations that are settled in cash and FDIC clawback liabilities associated with FDIC-assisted acquisitions. These contingent liabilities are recorded at fair value based on the circumstances that exist as of the acquisition date and are remeasured to fair value at each reporting date until the contingency is resolved. The Company's contingent liabilities are valued using the discounted cash flow method based on the terms specified in the acquisition or loss-sharing agreements and the following unobservable inputs, as applicable: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) loan performance assumptions such as prepayments and losses, (3) management's forecast of a range of possible performance outcomes, including revenue growth and margin, and (4) management's estimate of the probability of each possible outcome.

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

        At December 31, 2014, $6.11 billion, or approximately 19 percent, of the Company's total assets were recorded at fair value on a recurring basis. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets was measured using Level 3 inputs. At December 31, 2014, $102.3 million of the Company's total liabilities were recorded at fair value on a recurring basis using mostly Level 2 or Level 3 inputs. Redeemable noncontrolling interest of $40.0 million as reported in the mezzanine section of the consolidated balance sheet was recorded at fair value on a recurring basis using Level 3 inputs.

        At December 31, 2014, $5.6 million of total assets were recorded at fair value on a nonrecurring basis using Level 3 inputs. No liabilities were measured at fair value on a nonrecurring basis at December 31, 2014.

Acquired Impaired Loans

        Loans acquired for which it is probable that all contractual payments will not be received are accounted for under Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). These loans are recorded at fair value at the time of acquisition. Fair value is determined using discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates. As estimated credit and market risks are included in the determination of fair value, no allowance for loan losses is established on the acquisition date. The excess of expected cash flows at acquisition over the initial investment in acquired loans is recorded as interest income over the life of the loans if the timing and amount of the future cash flows is reasonably estimable. The Company updates its cash flow projections on a quarterly basis. Increases in estimated cash flows over those expected at the acquisition date and subsequent measurement periods are recognized as interest income, prospectively. Decreases in expected cash flows after the acquisition date and subsequent measurement periods are recognized by recording a provision for loan losses.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the current aging of the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the quantitative model. The methodology to determine the qualitative reserves includes segmenting the Company's portfolio into three loan categories: commercial real estate secured, commercial and consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank specific criteria, such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company's assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions.

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

        Accrued income taxes represent the estimated amounts due to or received from the various taxing jurisdictions where the Company has established a business presence. The balance also includes a contingent reserve for potential taxes, interest and penalties related to uncertain tax positions. On a quarterly basis, management evaluates the contingent tax accruals to determine if they are sufficiently reserved based on a probability assessment of potential outcomes. The determination is based on facts and circumstances, including the interpretation of existing law, new judicial or regulatory guidance, and the status of tax audits.

        Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements for further discussion of all of the Company's critical accounting policies.

RECENT DEVELOPMENTS

        On January 22, 2015, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Royal Bank of Canada, a Canadian chartered bank ("Royal Bank of Canada") and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada ("Holdco"), pursuant to which the Corporation will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada (the "Merger").

        Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Corporation will be converted into the right to receive cash or common shares of Royal Bank of Canada, at the election of the holder, subject to proration and certain other limitations as set forth in the Merger Agreement. The Merger Agreement has been unanimously approved by the Board of Directors (the "Board").

        As of January 21, 2015, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $5.4 billion, or approximately $93.80 per share of common stock of the Corporation, based on Royal Bank of Canada's closing stock price on January 21, 2015. As of such date, the aggregate consideration would have been paid with approximately $2.7 billion in cash and approximately 44 million common shares of Royal Bank of Canada, representing approximately a 50 percent cash and 50 percent share mix. The actual transaction value will be based on the number of shares of common stock of the Corporation outstanding at the closing and the volume-weighted average Royal Bank of Canada common stock price for the ten trading days preceding closing. Completion of the Merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Corporation and receipt of certain regulatory approvals.

        Additional information about the Merger Agreement is set forth in the Company's Current Report on Form 8-K filed with the SEC on January 23, 2015.

2014 HIGHLIGHTS

  •
  In 2014, consolidated net income attributable to City National Corporation was $255.8 million, up 11 percent from $230.0 million in 2013. Consolidated net income available to common shareholders was $239.4 million, or $4.26 per diluted common share in 2014, up from $220.4 million, or $3.99 per diluted common share in 2013.

  •
  Revenue, which consists of net interest income and noninterest income, was $1.27 billion, up 8 percent from $1.18 billion in 2013.

  •
  Fully taxable-equivalent net interest income, including dividend income, amounted to $886.7 million in 2014, up 5 percent from $845.9 million in 2013.

  •
  Net interest margin was 3.05 percent in 2014, compared with 3.18 percent in 2013. The decline in net interest margin was primarily the result of lower yields on loans and lower income from covered loan prepayments and covered loan portfolio run-off, partly offset by higher yields on securities and a lower cost of interest-bearing liabilities.

  •
  Noninterest income was $411.6 million for 2014, up 16 percent from $355.2 million for 2013. The increase largely reflects higher fee income from the Company's wealth management business, as well as lower FDIC loss sharing expense.

  •
  Assets under management or administration were $60.82 billion at December 31, 2014, down 6 percent from December 31, 2013. The decrease largely reflects the sale of the Company's retirement services recordkeeping business. Assets under management totaled $48.06 billion as of December 31, 2014, up 7 percent from December 31, 2013. Trust and investment fee income grew to $221.3 million in 2014, up 13 percent from 2013. The growth from the year-ago period was due to asset inflows and market appreciation.

  •
  Noninterest expense for 2014 was $902.2 million, up 6 percent from $851.1 million in 2013. The increase was largely due to higher compensation costs, as well as an increase in legal and professional fees and marketing and advertising expense, which were partially offset by lower OREO expense and FDIC assessments.

  •
  The Company's effective tax rate for 2014 was 31.6 percent, compared to 28.9 percent in the prior year.

  •
  The base yield on the covered loan portfolio generated net interest income of $46.4 million in 2014, compared to $62.8 million in 2013. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged off. The Company recognizes other components of income and expense related to its covered assets, including income from covered loans that were paid off or fully charged off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of those items to the income statement, excluding the base yield, was total net expense of $5.8 million for 2014, compared to net income of $0.2 million for 2013. Refer to the "Net Interest Income," "Provision for Credit Losses" and "Covered Assets" sections included elsewhere in this report for further discussion.

  •
  Total assets were $32.61 billion at December 31, 2014, up 10 percent from $29.72 billion at the end of 2013. Total average assets increased 9 percent to $30.76 billion for 2014 from $28.29 billion for 2013.

  •
  Loans and leases, excluding covered loans, were $20.34 billion as of December 31, 2014, up 18 percent from $17.17 billion as of December 31, 2013. Average loans, excluding covered loans, grew 17 percent to $18.45 billion in 2014, from $15.78 billion in 2013. Average commercial loans were up 19 percent from the year-ago period. Average commercial real estate mortgage loans and residential mortgage loans were both up 15 percent.

  •
  The Company recorded a $14.0 million reversal of its provision for loan and lease losses, excluding covered loans, in 2014. The reserve release reflects substantial loan loss recoveries and improving credit quality. The Company recorded no provisions or reserve releases in 2013. The allowance for losses on non-covered loans and leases was $310.1 million at December 31, 2014, compared with $302.6 million at December 31, 2013. The Company remains appropriately reserved at 1.53 percent of total loans and leases, excluding covered loans, at December 31, 2014, compared with 1.76 percent at December 31, 2013.

  •
  In 2014, net loan recoveries totaled $15.4 million, or 0.08 percent of average total loans and leases, excluding covered loans, compared with net recoveries of $33.8 million, or 0.21 percent in 2013. Nonaccrual loans, excluding covered loans, totaled $42.2 million at December 31, 2014, down from $68.7 million at December 31, 2013. At December 31, 2014, nonperforming assets, excluding covered assets, were $52.9 million, down from $81.3 million at December 31, 2013.

  •
  Average securities for 2014 totaled $8.89 billion, down 3 percent from $9.13 billion in 2013.

  •
  Period-end deposits at December 31, 2014 were $28.11 billion, up 9 percent from $25.68 billion for 2013. Average deposits grew to $26.68 billion for 2014, an 11 percent increase from

    $23.95 billion in 2013. Average core deposits, which equal 98 percent of total deposit balances in 2014, were up 12 percent from 2013.

  •
  The Company remains well capitalized. The ratio of Tier 1 common shareholders' equity to risk-based assets was 8.6 percent at December 31, 2014, compared to 8.8 percent as of December 31, 2013. Refer to the "Capital" section included elsewhere in this report for further discussion of this non-GAAP measure. All of the Company's pro-forma capital ratios are above the Basel III rules, which were approved by the Federal Reserve on July 2, 2013. These rules are expected to be fully implemented by January 1, 2019.

RESULTS OF OPERATIONS

Summary

        A summary of the Company's results of operations on a fully taxable-equivalent basis for each of the last five years ended December 31 follows:

		Increase (Decrease)			Increase (Decrease)
							Year Ended December 31,
	Year Ended 2014			Year Ended 2013
(in thousands, except per share amounts)		Amount	%		Amount	%	2012	2011	2010
Interest income (1)	$931,355	$34,000	4	$897,355	$(5,923)	(1)	$903,278	$857,600	$840,573
Interest expense	49,209	(6,737)	(12)	55,946	231	0	55,715	70,100	99,871

Net interest income	882,146	40,737	5	841,409	(6,154)	(1)	847,563	787,500	740,702
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(14,000)	(14,000)	NM	—	(10,000)	(100)	10,000	12,500	103,000
Provision for losses on covered loans	3,829	3,194	503	635	(44,711)	(99)	45,346	43,646	76,218
Noninterest income	411,578	56,409	16	355,169	(2,434)	(1)	357,603	341,867	361,375
Noninterest expense:
Staff expense	561,285	43,542	8	517,743	38,441	8	479,302	448,702	409,823
Other expense	340,904	7,533	2	333,371	(12,465)	(4)	345,836	356,393	341,507

Total	902,189	51,075	6	851,114	25,976	3	825,138	805,095	751,330
Income before income taxes	401,706	56,877	16	344,829	20,147	6	324,682	268,126	171,529
Income taxes	119,208	24,589	26	94,619	(4,203)	(4)	98,822	77,561	26,055
Less: Adjustments (1)	23,909	6,215	35	17,694	967	6	16,727	14,510	10,377

Net income	$258,589	$26,073	11	$232,516	$23,383	11	$209,133	$176,055	$135,097
Less: Net income attributable to noncontrolling interest	2,770	263	10	2,507	1,423	131	1,084	3,634	3,920

Net income attributable to City National Corporation	$255,819	$25,810	11	$230,009	$21,960	11	$208,049	$172,421	$131,177
Less: Dividends and accretion on preferred stock	16,375	6,750	70	9,625	9,625	NM	—	—	5,702

Net income available to common shareholders	$239,444	$19,060	9	$220,384	$12,335	6	$208,049	$172,421	$125,475

Net income per common share, diluted	$4.26	$0.27	7	$3.99	$0.16	4	$3.83	$3.21	$2.36

NM—Not meaningful

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

        The following tables present the components of net interest income on a fully taxable-equivalent basis for the last five years:

Net Interest Income Summary

	2014			2013
(in thousands) (1)	Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate
Assets
Interest-earning assets
Loans and leases
Commercial	$8,843,755	$298,654	3.38%	$7,408,542	$262,974	3.55%
Commercial real estate mortgages	3,407,625	121,597	3.57	2,963,331	112,695	3.80
Residential mortgages	4,819,188	167,637	3.48	4,201,368	154,493	3.68
Real estate construction	491,811	17,947	3.65	358,005	16,134	4.51
Home equity loans and lines of credit	722,591	25,915	3.59	697,041	25,202	3.62
Installment	168,723	7,410	4.39	147,593	6,514	4.41

Total loans and leases, excluding covered loans (4)	18,453,693	639,160	3.46	15,775,880	578,012	3.66
Covered loans	612,078	95,638	15.63	865,640	133,855	15.46

Total loans and leases	19,065,771	734,798	3.85	16,641,520	711,867	4.28
Due from banks—interest-bearing	718,743	1,883	0.26	504,809	1,285	0.25
Federal funds sold and securities purchased under resale agreements	297,999	6,340	2.13	258,226	5,844	2.26
Securities	8,890,130	188,334	2.12	9,133,591	178,359	1.95
Other interest-earning assets	72,878	4,514	6.19	92,926	4,488	4.83

Total interest-earning assets	29,045,521	935,869	3.22	26,631,072	901,843	3.39

Allowance for loan and lease losses	(325,835)			(324,826)
Cash and due from banks	194,925			148,001
Other non-earning assets	1,842,521			1,836,726

Total assets	$30,757,132			$28,290,973

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,443,779	$1,370	0.06	$2,260,118	$1,577	0.07
Money market accounts	6,540,427	4,499	0.07	6,051,654	6,150	0.10
Savings deposits	463,436	277	0.06	422,553	378	0.09
Time deposits—under $100,000	166,831	343	0.21	189,160	597	0.32
Time deposits—$100,000 and over	466,733	1,782	0.38	604,084	2,412	0.40

Total interest-bearing deposits	10,081,206	8,271	0.08	9,527,569	11,114	0.12
Federal funds purchased and securities sold under repurchase agreements	1,247	1	0.07	301,086	401	0.13
Other borrowings	694,368	40,937	5.90	952,521	44,431	4.66

Total interest-bearing liabilities	10,776,821	49,209	0.46	10,781,176	55,946	0.52

Noninterest-bearing deposits	16,594,514			14,426,594
Other liabilities	527,731			487,976
Total equity	2,858,066			2,595,227

Total liabilities and equity	$30,757,132			$28,290,973

Net interest spread			2.76%			2.87%
Fully taxable-equivalent net interest and dividend income		$886,660			$845,897

Net interest margin			3.05%			3.18%

Less: Dividend income included in other income		4,514			4,488

Fully taxable-equivalent net interest income		$882,146			$841,409

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Net interest income is presented on a fully taxable-equivalent basis.

(3)
Loan income includes loan fees of $28,987, $27,146, $25,907, $18,740 and $20,555 for 2014, 2013, 2012, 2011 and 2010, respectively.

(4)
Includes average nonaccrual loans of $53,001, $78,368, $107,363, $145,825 and $278,705 for 2014, 2013, 2012, 2011 and 2010, respectively.

Net Interest Income Summary

2012			2011			2010
Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate	Average balance	Interest income/ expense (2)(3)	Average interest rate

$5,923,271	$236,346	3.99%	$4,818,081	$198,225	4.11%	$4,390,834	$194,568	4.43%
2,362,711	108,035	4.57	1,962,740	106,076	5.40	2,059,680	114,542	5.56
3,846,823	160,422	4.17	3,670,996	172,714	4.70	3,553,347	186,526	5.25
293,987	15,018	5.11	379,136	18,335	4.84	660,603	26,132	3.96
725,077	25,632	3.54	731,425	26,142	3.57	742,862	26,567	3.58
133,351	6,086	4.56	136,010	6,631	4.88	169,054	8,775	5.19

13,285,220	551,539	4.15	11,698,388	528,123	4.51	11,576,380	557,110	4.81
1,268,513	164,537	12.97	1,699,182	161,064	9.48	1,940,316	138,451	7.14

14,553,733	716,076	4.92	13,397,570	689,187	5.14	13,516,696	695,561	5.15
287,476	721	0.25	523,429	1,504	0.29	678,929	1,890	0.28
112,158	318	0.28	154,395	422	0.27	249,381	634	0.25
8,495,746	186,163	2.19	6,634,547	166,487	2.51	4,677,306	142,488	3.05
114,993	3,096	2.69	132,075	2,757	2.09	147,395	2,787	1.89

23,564,106	906,374	3.85	20,842,016	860,357	4.13	19,269,707	843,360	4.38

(325,605)			(333,312)			(315,228)
176,443			196,864			237,853
1,821,228			1,822,182			1,964,329

$25,236,172			$22,527,750			$21,156,661

$1,980,590	$1,883	0.10	$1,767,775	$2,755	0.16	$1,998,990	$4,308	0.22
5,904,484	7,432	0.13	6,626,365	23,278	0.35	5,911,058	31,591	0.53
368,319	503	0.14	325,882	911	0.28	317,263	1,508	0.48
225,081	1,082	0.48	293,545	1,513	0.52	430,557	2,448	0.57
691,608	3,142	0.45	793,442	5,228	0.66	1,110,996	9,175	0.83

9,170,082	14,042	0.15	9,807,009	33,685	0.34	9,768,864	49,030	0.50

52,051	46	0.09	3,145	2	0.07	163,309	5,292	3.24
833,757	41,627	4.99	803,948	36,413	4.53	846,513	45,549	5.38

10,055,890	55,715	0.55	10,614,102	70,100	0.66	10,778,686	99,871	0.93

12,458,786			9,498,694			8,099,528
438,007			338,233			317,338
2,283,489			2,076,721			1,961,109

$25,236,172			$22,527,750			$21,156,661

		3.30%			3.47%			3.45%
	$850,659			$790,257			$743,489

		3.61%			3.79%			3.86%

	3,096			2,757			2,787

	$847,563			$787,500			$740,702

        Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between 2014 and 2013, as well as between 2013 and 2012. The impact of interest-rate swaps, which affect interest income on loans and leases and interest expense on deposits and borrowings, is included in rate changes.

Changes In Net Interest Income

	2014 vs 2013			2013 vs 2012
	Increase (decrease) due to			Increase (decrease) due to
			Net increase (decrease)			Net increase (decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest earned on:
Total loans and leases (1)	$97,583	$(74,652)	$22,931	$95,704	$(99,913)	$(4,209)
Securities	(4,851)	14,826	9,975	13,357	(21,161)	(7,804)
Due from banks—interest-bearing	559	39	598	553	11	564
Federal funds sold and securities purchased under resale agreements	861	(365)	496	870	4,656	5,526
Other interest-earning assets	(1,087)	1,113	26	(686)	2,078	1,392

Total interest-earning assets	93,065	(59,039)	34,026	109,798	(114,329)	(4,531)

Interest paid on:
Interest checking deposits	121	(328)	(207)	241	(547)	(306)
Money market deposits	464	(2,115)	(1,651)	181	(1,463)	(1,282)
Savings deposits	34	(135)	(101)	66	(191)	(125)
Time deposits	(562)	(322)	(884)	(525)	(690)	(1,215)
Total borrowings	(25,213)	21,319	(3,894)	14,673	(11,514)	3,159

Total interest-bearing liabilities	(25,156)	18,419	(6,737)	14,636	(14,405)	231

	$118,221	$(77,458)	$40,763	$95,162	$(99,924)	$(4,762)

(1)
Includes covered loans.

Comparison of 2014 with 2013

        Net interest income was $858.2 million for 2014, an increase of 4 percent from $823.7 million for 2013. The increase in net interest income from the prior year was largely due to growth in interest income from non-covered loans and lower interest expense on deposits and borrowings. Fully taxable-equivalent net interest and dividend income was $886.7 million for 2014, compared to $845.9 million in 2013.

        Interest income on total loans was $725.1 million in 2014, up from $704.7 million in 2013. The increase in interest income driven by loan growth was partially offset by lower yields on non-covered loans and lower income from covered loans. The decrease in interest income on covered loans was a result of portfolio run-off and a decline in the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off during 2014. Income from accelerated accretable yield recognition decreased to $49.2 million for 2014 from $71.0 million for 2013. Refer to "Covered Assets" included elsewhere in this report for further discussion of interest income on covered loans.

        Average loans and leases, excluding covered loans, totaled $18.45 billion in 2014, an increase of 17 percent from $15.78 billion in 2013. Average commercial loans grew 19 percent from 2013. Average commercial real estate loans and residential mortgage loans both grew by 15 percent for the same period, while average real estate construction loans increased by 37 percent. Average covered loans decreased to $612.1 million in 2014 from $865.6 million in 2013.

        Interest income on securities was $174.1 million in 2014, a 4 percent increase from $167.8 million in 2013 due to a rotation from available-for-sale securities into higher yielding held-to-maturity securities. Average total securities were $8.89 billion in 2014, down 3 percent from 2013 as the Company grew its loan portfolio in 2014.

        Total interest expense was $49.2 million in 2014, a decrease of 12 percent from $55.9 million in 2013. Interest expense on borrowings decreased 9 percent to $40.9 million in 2014 from $44.8 million in 2013. The decrease in interest expense was primarily due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

        Interest expense on deposits was $8.3 million in 2014, down 26 percent from $11.1 million in 2013. Despite the increase in average interest-bearing deposits from the prior year, interest expense on deposits decreased due to lower deposit rates. Average deposits were $26.68 billion for 2014, an 11 percent increase from $23.95 billion in 2013. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $26.21 billion for 2014 and represented 98 percent of the total average deposit balance in 2014, compared to $23.35 billion and 97 percent in 2013. Average interest-bearing deposits were $10.08 billion in 2014, up 6 percent from the prior year. Average noninterest-bearing deposits increased 15 percent to $16.59 billion from $14.43 billion in 2013.

        The fully taxable net interest margin declined to 3.05 percent for 2014 from 3.18 percent for 2013. The average yield on earning assets for 2014 was 3.22 percent, down 17 basis points from 3.39 percent in 2013. The average cost of interest-bearing liabilities decreased to 0.46 percent, or by 6 basis points, from 0.52 percent for 2013. The decrease in the net interest margin from 2013 was primarily the result of lower yields on loans, lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off, and declining balances of covered loans, partially offset by a higher yield on securities and a lower cost of interest-bearing liabilities.

Comparison of 2013 with 2012

        Net interest income was $823.7 million for 2013, a 1 percent decrease from $830.8 million for 2012. The decrease in net interest income from 2012 was largely due to lower yields on earning assets. Fully taxable-equivalent net interest and dividend income was $845.9 million and $850.7 million in 2013 and 2012, respectively.

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

        Average loans and leases, excluding covered loans, totaled $15.78 billion in 2013, an increase of 19 percent from $13.29 billion for 2012. The commercial and commercial real estate mortgage loan portfolios grew 25 percent from 2012. Residential mortgage loans were up 9 percent from 2012 and real estate construction loans increased by 22 percent compared to 2012. Average covered loans were $865.6 million in 2013, down 32 percent from $1.27 billion in 2012.

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

        Interest expense on deposits was $11.1 million in 2013, down 21 percent from $14.0 million in 2012. Despite the increase in average interest-bearing deposits from 2012, interest expense on deposits decreased due to lower deposit rates. Average deposits were $23.95 billion for 2013, an 11 percent increase from $21.63 billion in 2012. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $23.35 billion and $20.94 billion for 2013 and 2012, respectively. Average core deposits represented 97 percent of the total average deposit balance in 2013 and 2012. Average interest-bearing deposits were $9.53 billion in 2013, up 4 percent from 2012. Average noninterest-bearing deposits increased 16 percent to $14.43 billion from $12.46 billion in 2012.

        The net settlement of interest-rate swaps increased net interest income by $1.1 million for 2013 and $8.4 million for 2012. The decrease from 2012 was due to the maturity of outstanding interest-rate swaps in 2013.

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

Provision for Credit Losses

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology. See "Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report.

        The Company recorded a $14.0 million reversal of provision for credit losses on loans and leases, excluding covered loans, for the year ended December 31, 2014. The reversal reflected loan loss recoveries and improving credit quality. No provision for credit losses on loans and leases, excluding covered loans, was recorded for the year ended December 31, 2013, compared to provision expense of $10.0 million in 2012. The provision reflects management's continuing assessment of the credit quality of the Company's loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See "Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments" included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under ASC 310-30. The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company's quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $3.8 million provision for losses on covered loans during 2014, compared to provision for losses of $0.6 million in 2013 and $45.3 million in 2012. Refer to "Covered Assets" included elsewhere in this report for further discussion of the provision for losses on covered loans. The Company will continue updating cash flow projections on covered loans on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense may be recognized in future periods.

        Credit quality will be influenced by underlying trends in the economic cycle, particularly in California and New York, and other factors which are beyond management's control. Consequently, no assurances can be given that the Company will not sustain loan or lease losses, in any particular period, that are sizable in relation to the allowance for loan and lease losses.

        Refer to "Loan and Lease Portfolio—Asset Quality" included elsewhere in this report for further discussion of credit quality.

Noninterest Income

        Noninterest income for the year totaled $411.6 million, up 16 percent from $355.2 million in 2013. Noninterest income decreased 1 percent between 2013 and 2012. Noninterest income represented 32 percent of total revenue in 2014, compared to 30 percent in 2013 and 2012.

        A breakdown of noninterest income by category is provided in the table below:

Analysis of Changes in Noninterest Income

		Increase (Decrease)			Increase (Decrease)
(in thousands)	2014	Amount	%	2013	Amount	%	2012
Trust and investment fees	$221,335	$24,861	13	$196,474	$41,250	27	$155,224
Brokerage and mutual fund fees	46,142	12,041	35	34,101	6,297	23	27,804

Total wealth management fees	267,477	36,902	16	230,575	47,547	26	183,028
Cash management and deposit transaction fees	48,822	(1,679)	(3)	50,501	4,852	11	45,649
International services fees	46,068	4,031	10	42,037	2,074	5	39,963
FDIC loss sharing expense, net	(52,858)	11,916	(18)	(64,774)	(58,757)	977	(6,017)
Other noninterest income	81,578	1,423	2	80,155	(2,710)	(3)	82,865

Total noninterest income before gain (loss)	391,087	52,593	16	338,494	(6,994)	(2)	345,488
Gain on disposal of assets	13,280	4,254	47	9,026	(2,267)	(20)	11,293
Gain on sale of securities	7,631	(344)	(4)	7,975	6,862	617	1,113
Impairment loss on securities	(420)	(94)	29	(326)	(35)	12	(291)

Total noninterest income	$411,578	$56,409	16	$355,169	$(2,434)	(1)	$357,603

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

        Trust and investment fees were $221.3 million, an increase of 13 percent from $196.5 million for 2013. Brokerage and mutual fund fees were $46.1 million, an increase of 35 percent from $34.1 million for 2013. The year-over-year increases in fee income were largely due to asset inflows from new and existing clients and market appreciation. Additionally, brokerage and mutual fund fees for 2014 included the recognition of $3.8 million in performance fees triggered upon the merger of two funds. The higher fee income was partially offset by a $1.9 million increase in noninterest expense for sub-advisory fees related to the merged funds.

        AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration ("AUA") are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	December 31,
			% Change
(in millions)	2014	2013
Assets Under Management	$48,063	$45,001	7
Assets Under Administration
Brokerage	6,321	5,541	14
Custody and other fiduciary	6,435	14,149	(55)

Subtotal	12,756	19,690	(35)

Total assets under management or administration (1)	$60,819	$64,691	(6)

(1)
Excludes $28.32 billion and $27.07 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of December 31, 2014 and December 31, 2013, respectively.

        AUM totaled $48.06 billion at December 31, 2014, up 7 percent from December 31, 2013. Assets under management or administration decreased by 6 percent to $60.82 billion at December 31, 2014. The growth in AUM from the prior year was primarily attributable to the addition of client assets and higher market valuations. The decrease in AUA from the prior year reflects the sale of the Company's retirement services recordkeeping business. See Note 19, Sale of Business, of the Notes to Consolidated Financial Statements for further discussion of the sale.

        A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	December 31, 2014	December 31, 2013
Equities	48%	50%
U.S. fixed income	26	24
Cash and cash equivalents	16	17
Other (1)	10	9

	100%	100%

(1)
Includes private equity and other alternative investments.

Other Noninterest Income

        Cash management and deposit transaction fees for 2014 were $48.8 million, down 3 percent from 2013, compared with an 11 percent increase in 2013 from 2012. The decrease from the prior year was due largely to higher deposit balances used to offset service charge fees.

        International services income for 2014 was $46.1 million, compared to $42.0 million in 2013 and $40.0 million in 2012. International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The 10 percent increase from 2013 was due to increased client activity and the addition of new clients.

        Net FDIC loss sharing expense was $52.9 million in 2014, compared to net expenses of $64.8 million in 2013 and $6.0 million in 2012. See "Covered Assets" included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

        Net gain on disposal of assets was $13.3 million in 2014, compared to $9.0 million in 2013 and $11.3 million in 2012. The net gain is largely composed of gains recognized on the sale of covered and non-covered OREO. The increase from the prior year was primarily due to the sale of assets that served as collateral for previously charged-off loans, as well as a $1.2 million gain on the sale of the Company's retirement services recordkeeping business, which was offset by transaction-related expenses recorded in noninterest expense.

        The Company recognized net gains on the sale of securities of $7.6 million, $8.0 million and $1.1 million in 2014, 2013 and 2012, respectively. Impairment losses on securities available-for-sale recognized in earnings were $0.4 million in 2014, compared to $0.3 million in both 2013 and 2012. See "Balance Sheet Analysis—Securities" included elsewhere in this report for further discussion on securities sales and impairment losses.

        Other income was $81.6 million in 2014, compared to $80.2 million in 2013 and $82.9 million in 2012. The increase in other income in 2014 from the prior year was primarily attributable to higher bank service fee income, higher lease residual income from FAEF and higher distribution income from cost method investments. These increases were partially offset by lower gains on the transfer of covered loans to OREO and lower income from client swap transactions. The decrease in other income in 2013 compared with 2012 was primarily attributable to lower gains on the transfer of covered loans to OREO and lower distribution income from cost method investments. These decreases were partially offset by higher lease residual income from FAEF and higher bank service fee income.

Noninterest Expense

        Noninterest expense was $902.2 million in 2014, an increase of 6 percent from $851.1 million in 2013. Noninterest expense increased 3 percent in 2013 compared to 2012. The increase in total noninterest expense from 2013 to 2014 and from 2012 to 2013 was largely due to higher salary and employee benefits expense.

        The following table provides a summary of noninterest expense by category:

Analysis of Changes in Noninterest Expense

		Increase (Decrease)			Increase (Decrease)
(in thousands) (1)	2014	Amount	%	2013	Amount	%	2012
Salaries and employee benefits	$561,285	$43,542	8	$517,743	$38,441	8	$479,302
All other:
Net occupancy of premises	64,273	(1,447)	(2)	65,720	4,186	7	61,534
Legal and professional fees	61,957	9,702	19	52,255	(1,740)	(3)	53,995
Information services	39,645	2,293	6	37,352	3,108	9	34,244
Depreciation and amortization	32,421	154	0	32,267	(218)	(1)	32,485
Amortization of intangibles	5,791	(1,726)	(23)	7,517	249	3	7,268
Marketing and advertising	36,676	3,491	11	33,185	3,675	12	29,510
Office services and equipment	20,723	1,243	6	19,480	1,632	9	17,848
Other real estate owned	7,467	(10,660)	(59)	18,127	(20,126)	(53)	38,253
FDIC assessments	13,517	(2,049)	(13)	15,566	(2,551)	(14)	18,117
Other operating	58,434	6,532	13	51,902	(680)	(1)	52,582

Total all other	340,904	7,533	2	333,371	(12,465)	(4)	345,836

Total noninterest expense	$902,189	$51,075	6	$851,114	$25,976	3	$825,138

(1)
Certain prior period amounts have been reclassified to conform to the current period presentation.

        Salaries and employee benefits expense for 2014 was $561.3 million, up 8 percent from $517.7 million in 2013. Salaries and employee benefits expense increased 8 percent in 2013 from $479.3 million in 2012. The increase in salaries and employee benefits expense in 2014 was primarily attributable to an increase in incentive compensation due to higher-than-expected revenue, increased salary expense related to the addition of new colleagues and higher benefit costs. The expense growth in 2013 compared to 2012 was mainly due the Company's acquisitions and an increase in incentive compensation. Full-time equivalent staff was 3,570 at December 31, 2014, up from 3,566 at December 31, 2013 and 3,472 at December 31, 2012. Increases in staff count during 2014 were largely offset by the sale of the Company's retirement services recordkeeping business, which closed on September 1, 2014.

        Salaries and employee benefits expense for 2014 included $21.9 million related to share-based compensation plans, compared with $22.8 million for 2013 and $18.6 million for 2012. See Note 14, Share-Based Compensation, of the Notes to Consolidated Financial Statements for further discussion.

        The remaining noninterest expense categories totaled $340.9 million in 2014, up 2 percent from $333.4 million in 2013. Increases in legal and professional fees, marketing and advertising expenses, and other operating expenses were partially offset by decreases in OREO expense and lower FDIC assessments. The remaining noninterest expense categories for 2013 were down 4 percent from 2012. Increases in operating expenses associated with the Company's acquisitions and the addition of new office space were more than offset by lower FDIC assessments and decreases in covered OREO expense.

        Legal and professional fees were $62.0 million for 2014, compared to $52.3 million in 2013 and $54.0 million in 2012. An increase in other professional fees primarily associated with growth in the wealth management business was partially offset by lower legal and professional fees related to covered assets in 2014. Professional fees for the current year also included $1.9 million of sub-advisory fees from the merger of two City National Rochdale funds and $0.8 million in transaction-related costs from the sale of the retirement services recordkeeping business.

        Legal and professional fees associated with covered loans and OREO were $4.2 million, $6.4 million and $10.0 million for 2014, 2013 and 2012, respectively. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

        The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expense is reimbursable by the FDIC at 80 percent.

	For the year ended December 31,
(in thousands)	2014	2013	2012
Non-covered OREO expense
Valuation write-downs	$42	$1,297	$3,543
Holding costs and foreclosure expense	1,575	957	867

Total non-covered OREO expense	1,617	2,254	4,410

Covered OREO expense
Valuation write-downs	$2,079	$7,015	$20,440
Holding costs and foreclosure expense	3,771	8,858	13,403

Total covered OREO expense	5,850	15,873	33,843

Total OREO expense	$7,467	$18,127	$38,253

Covered Assets

        The following table summarizes the components of income and expense related to covered assets for the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Interest income on covered loans
Base yield	$46,397	$62,810	$81,736
Income on loans paid-off or fully charged-off	49,241	71,045	82,801

Total interest income on covered loans	$95,638	$133,855	$164,537

Provision for losses on covered loans
Provision for losses on covered loans	$3,829	$635	$45,346
Noninterest income related to covered assets
FDIC loss sharing expense, net
(Loss) gain on indemnification asset	$(1,969)	$430	$60,057
Indemnification asset amortization	(11,870)	(17,204)	(17,234)
Net FDIC reimbursement for OREO and loan expenses	6,465	17,059	32,797
Removal of indemnification asset for loans paid-off or fully charged-off	(14,651)	(30,282)	(32,797)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(3,036)	(6,299)	(11,220)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(4,843)	(4,403)	(7,106)
Loan recoveries shared with FDIC	(19,815)	(22,078)	(28,647)
Increase in FDIC clawback liability	(3,139)	(1,997)	(1,867)

Total FDIC loss sharing expense, net	(52,858)	(64,774)	(6,017)

Gain on disposal of assets
Net gain on sale of OREO	6,054	5,504	7,740
Other income
Net gain on transfers of covered loans to OREO	3,885	8,314	16,180
Amortization of fair value on acquired unfunded loan commitments	623	794	1,572
OREO income	1,166	2,530	2,925
Other	4	(217)	(3,150)

Total other income	5,678	11,421	17,527

Total noninterest income related to covered assets	$(41,126)	$(47,849)	$19,250

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$2,079	$7,015	$20,440
Holding costs and foreclosure expense	3,771	8,858	13,403

Total other real estate owned	5,850	15,873	33,843

Legal and professional fees	4,166	6,439	9,996
Other operating expense
Other covered asset expenses	38	49	84

Total noninterest expense related to covered assets (2)	$10,054	$22,361	$43,923

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

Covered Loan Base Yield and FDIC Indemnification Asset Amortization/Accretion

        For covered loans, the excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as "accretable yield." The accretion of this amount is recognized in interest income over the expected life of the covered loans and is herein referred to as "base yield." For the FDIC indemnification asset, the difference between the cash flows the Company expects to collect from the FDIC ("FDIC cash flows") and the carrying value of the indemnification asset is amortized or accreted into noninterest income up until the expiration date of the FDIC loss sharing. Both the base yield and the amortization or accretion of the indemnification asset are calculated using a level yield method that takes into consideration the remaining life of the covered loans and the terms of the FDIC loss-sharing agreements.

        The quarterly review and update of cash flow projections (further discussed below) may adjust the rates used for loan accretion and indemnification asset amortization or accretion. As credit improves, expected loan cash flows will generally improve, resulting in higher accretable yield. Accordingly, as credit improves, expected FDIC cash flows will decrease, resulting in a larger difference between FDIC cash flows and the indemnification asset carrying value. Such increases would result in higher rates of loan accretion and indemnification asset amortization.

        The Company recorded base yield on covered loans of $46.4 million in 2014, compared to $62.8 million in 2013 and $81.7 million in 2012. The Company recognized indemnification asset amortization expense of $11.9 million in 2014, compared to $17.2 million for both 2013 and 2012. The decrease in base yield and indemnification asset amortization expense compared to prior periods was primarily due to portfolio run-off. Average covered loans were $612.1 million during 2014, down from $865.6 million during 2013 and $1.27 billion for 2012.

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
—Gain or loss on indemnification asset
—Indemnification asset amortization or accretion (on a prospective basis)
FDIC clawback liability	FDIC loss sharing income or expense, net
—Increase or decrease in FDIC clawback liability

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

        The Company recorded a $3.8 million provision for losses on covered loans in 2014, compared to provision for losses of $0.6 million in 2013 and $45.3 million in 2012. Loss on indemnification asset was $2.0 million in 2014, compared to a gain of $0.4 million and $60.1 million for 2013 and 2012, respectively. Expense from the increase in FDIC clawback liability was $3.1 million, $2.0 million and $1.9 million for 2014, 2013 and 2012, respectively. The provision for losses on covered loans, the gain on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company's revised loan loss and prepayment forecasts. During 2014, the overall expected lifetime cash flows of the covered loan portfolio improved, but the change in amount and timing of the cash flows as well as the varying performance among different pools resulted in the recognition of a net provision for losses on covered loans and a net loss on indemnification asset in 2014. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

        The revisions of the loss forecasts were based on the results of management's review of market conditions, the credit quality of the outstanding covered loans and loan performance data since the acquisition of covered loans. The Company will continue updating cash flow projections on covered loans and related FDIC loss-sharing agreements on a quarterly basis. Due to the uncertainty in the future performance of the covered loans, additional provision expense or provision reversal, gain or loss on indemnification asset, and changes in FDIC clawback liability may be recognized in future periods.

Covered Asset Removals

        A covered asset removal event occurs when a loan is paid off, fully charged off, sold or transferred to OREO, or when OREO is liquidated. The difference between the carrying value of the covered asset and the cash or non-cash proceeds received upon its removal is recognized as a gain or loss in the income statement. The gain or loss on covered loans that are paid off and fully charged off, also referred to as "net accelerated accretable yield recognition," is recorded in interest income. Gain or loss recognized on the transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral, and is recognized in other noninterest income. The Company also recognizes gains and losses from the sale of covered OREO through noninterest income.

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

        Interest income from net accelerated accretable yield recognition decreased to $49.2 million in 2014, compared to $71.0 million in 2013 and $82.8 million in 2012. The net expense from the removal of indemnification asset for loans that were paid off or fully charged off was $14.7 million, $30.3 million and $32.8 million in 2014, 2013 and 2012, respectively. The decrease in both balances in 2014 compared to 2013 was due to lower volumes of covered loans that were paid off or fully charged off.

        Net gains on transfers of covered loans to OREO were $3.9 million in 2014, down from $8.3 million for 2013 and $16.2 million in 2012. The transfer of covered loans to OREO has declined as a result of improvements in the portfolio's credit quality and general market conditions. Net gain on sale of covered OREO was $6.1 million in 2014, compared to $5.5 million in 2013 and $7.7 million in 2012. Total net expense from the removal of the indemnification asset for all other covered asset removals, excluding the removal of indemnification asset for loans that were paid off or fully charged off, was $7.9 million in 2014, $10.7 million in 2013 and $18.3 million in 2012.

        Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as "Loan recoveries shared with FDIC" under FDIC loss sharing income or expense. The Company recognized expenses of $19.8 million in 2014, $22.1 million in 2013 and $28.6 million in 2012. The Company recognized significant loan recoveries during 2012, 2013 and 2014 as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

Other Expenses

        Noninterest expense related to covered assets includes OREO expense, legal and professional expense, and other covered asset expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in the table above may not be reimbursable by the FDIC. The FDIC reimbursements related to qualified expenses are recognized as income in "Net FDIC reimbursement for OREO and loan expenses" under FDIC loss sharing income or expense.

        Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $5.9 million for 2014, down from $15.9 million for 2013 and $33.8 million for 2012. The decrease in total OREO expense from the prior periods was due primarily to lower OREO volume and improvements in property values. Legal and professional fees related to covered assets were

$4.2 million in 2014, down from $6.4 million in 2013 and $10.0 million in 2012. Correspondingly, net FDIC reimbursement for these expenses of $6.5 million for 2014 decreased from $17.1 million for 2013 and $32.8 million for 2012.

Other Information on the FDIC Indemnification Asset

        The following table is a summary of activity in the FDIC indemnification asset for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of period	$89,227	$150,018
Indemnification asset amortization	(11,870)	(17,204)
(Loss) gain on indemnification asset	(1,969)	430
Reductions (1)	(24,877)	(44,017)

Balance, end of period	$50,511	$89,227

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

        When a covered asset is charged off or written down and is subject to FDIC reimbursement under the FDIC loss-sharing agreements, the Company records the estimated amount of reimbursement in an FDIC receivable account, which is classified in the Other assets line of the consolidated balance sheet.

Segment Operations

        The Company's reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 23 of the Notes to Consolidated Financial Statements.

Commercial and Private Banking

Comparison of 2014 to 2013

        Net income for the Commercial and Private Banking segment increased to $194.8 million for 2014 from $154.1 million for 2013. The increase in net income from the prior-year period was primarily attributable to higher net interest income and noninterest income, and a $14.0 million reversal of provision for credit losses on loans and leases, excluding covered loans, in 2014. These increases were partially offset by an increase in noninterest expense compared to 2013.

        Net interest income increased to $816.7 million in 2014 from $757.7 million in 2013, primarily due to organic loan growth as average non-covered loans and leases in the segment grew 17 percent to $18.40 billion in 2014 from $15.72 billion in 2013. The increase in interest income from loans was partially offset by lower income from covered loan prepayments and covered portfolio run-off. Average covered loans decreased to $612.1 million for 2014 from $865.6 million for the prior year.

        The growth in net interest income was also a result of continued core deposit growth. The Asset Liability Funding Center ("Funding Center"), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits for this segment increased by 13 percent to $26.36 billion for 2014 from $23.42 billion for 2013, driven by new client relationships and growth in deposits of existing clients.

        The segment recorded a reversal of provision for credit losses on loan and leases, excluding covered loans of $14.0 million during 2014. No provision was recorded in 2013. Provision for losses on covered loans increased to $3.8 million for 2014 from $0.6 million for 2013. Refer to "Provision for Credit Losses" and "Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality" included elsewhere in this report for further discussion of the provision. Refer to "Covered Assets" included elsewhere in this report for further discussion of the provision for losses on covered loans.

        Noninterest income was $193.6 million for 2014, an increase of 20 percent from $161.3 million for 2013. The increase compared to the prior year was largely due to higher wealth management fee income, as revenues associated with wealth management products and services utilized by Commercial and Private Banking clients are allocated to this segment. Also contributing to the increase was lower FDIC loss sharing expense and higher international services income, bank service fee income and lease residual income. Refer to "Covered Assets" included elsewhere in this report for further discussion of FDIC loss sharing expense.

        Noninterest expense, including depreciation and amortization, increased to $735.0 million for 2014, up 5 percent from $700.9 million for the year earlier. Higher salaries and employee benefit expenses were partly offset by a decrease in OREO expense and lower FDIC assessments.

Comparison of 2013 to 2012

        Net income for the Commercial and Private Banking segment increased to $154.1 million for 2013 from $124.8 million for 2012. The increase in net income from 2012 was primarily attributable to higher interest income from loan growth and lower provision for loan losses.

        Net interest income increased to $757.7 million in 2013 from $724.4 million in 2012 due mainly to organic loan growth. Average loans and leases, excluding covered loans, for this segment were $15.72 billion in 2013, up 19 percent from $13.22 billion in 2012. Net interest income also increased in the Commercial and Private Banking segment due in part to higher payments from the Funding Center for generating deposits. Average deposits for the segment increased by 11 percent to $23.42 billion for 2013 from $21.06 billion for 2012. The growth in net interest income was partially offset by lower income from covered loan prepayments and covered portfolio run-off. Average covered loans decreased to $865.6 million for 2013 from $1.27 billion for 2012.

        The segment recorded no provision for credit losses on loan and leases, excluding covered loans during 2013, compared to $10.0 million for 2012. Provision for losses on covered loans decreased to $0.6 million for 2013 from $45.3 million for 2012.

        Noninterest income was $161.3 million for 2013, down 25 percent from $214.2 million for 2012. Increases in fee income on deposit accounts and international services fees were more than offset by higher FDIC loss sharing expense and lower net gains on the sale of OREO. Noninterest expense, including depreciation and amortization, increased to $700.9 million for 2013 from $699.1 million for the year earlier. Increases in operating expenses associated with the acquisition of FAEF in April 2012 and higher incentive compensation were largely offset by decreases in covered OREO expense and lower FDIC assessments.

Wealth Management

Comparison of 2014 to 2013

        The Wealth Management segment had net income attributable to City National Corporation of $27.0 million for 2014, up from $18.9 million for 2013. Noninterest income was $271.2 million for 2014, an increase of 16 percent from $232.9 million for 2013. The increase from the prior year was mainly due to higher wealth management fees, driven by asset inflows from new and existing clients and market appreciation. Also contributing to the increase was the recognition in 2014 of a $1.2 million gain on the sale of the Company's retirement services recordkeeping business and $3.8 million in performance fees related to the merger of two Rochdale funds. Refer to "Results of Operations—Noninterest Income—Wealth Management" included elsewhere in this report for further discussion of the factors impacting fee income for the Wealth Management segment.

        Noninterest expense, including depreciation and amortization, was $230.6 million for 2014, compared with $204.8 million for the year earlier. The increase in noninterest expense in 2014 was largely due to higher incentive compensation expense from higher than expected revenues. It was also attributable to an increase in sub-advisory expenses, which included $1.9 million in expense related to the merged funds.

Comparison of 2013 to 2012

        The Wealth Management segment had net income attributable to City National Corporation of $18.9 million for 2013, up from $10.1 million for 2012. Noninterest income was $232.9 million for 2013, an increase of 24 percent from $187.8 million for 2012. The increase from 2012 was due to higher wealth management fees from the acquisition of Rochdale in July 2012, additional sales and market appreciation.

        Noninterest expense, including depreciation and amortization, was $204.8 million for 2013 compared with $175.6 million for 2012. The increase in noninterest expense in 2013 was largely due to the recognition of a full year of operating costs attributable to Rochdale.

Other

Comparison of 2014 to 2013

        Net income for the Other segment decreased to $34.1 million for 2014 from $57.1 million for 2013. The decrease from prior year was a result of lower net interest income and lower noninterest income, which were partially offset by lower noninterest expense.

        Net interest income decreased to $39.8 million for 2014 from $65.1 million for 2013. The Funding Center, which is included in the Other segment, charges the business line units for loans and pays them for generating deposits. During 2014, funding credit given to the Commercial and Private Banking segment increased compared with 2013 due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment. The decrease in net interest income in the Other segment was partially offset by lower interest expense from the redemption of $105.0 million in subordinated notes during 2014.

        Noninterest income (loss) was ($53.2) million for 2014, compared with ($39.1) million for 2013. Noninterest expense (income), including depreciation and amortization, was ($63.3) million for 2014, compared with ($54.6) million in the prior year. The change in noninterest income (loss) and expense (income) for 2014 compared with 2013 was primarily due to an increase in the elimination of inter-segment revenues and costs (recorded in the Other segment) associated with wealth management products and services compared to the prior year.

Comparison of 2013 to 2012

        Net income for the Other segment decreased to $57.1 million for 2013 from $73.2 million for 2012. The decrease from 2012 was primarily a result of lower net interest income. Net interest income decreased to $65.1 million for 2013 from $102.8 million for 2012. During 2013, funding credit given to the Commercial and Private Banking segment increased from 2012 due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. As a result, the Other segment recognized lower net interest income and the Commercial and Private Banking segment recognized higher net interest income.

        Noninterest income (loss) was ($39.1) million for 2013, compared with ($44.4) million for 2012. The change in noninterest income (loss) for 2013 from 2012 was due primarily to increased gains on sales of securities.

Income Taxes

        The Company recognized income tax expense of $119.2 million in 2014, compared to tax expense of $94.6 million in 2013 and $98.8 million in 2012. The effective tax rate for 2014 was equal to 31.6 percent of pretax income, compared to 28.9 percent for 2013 and 32.1 percent for 2012. The increase in the effective tax rate in 2014 compared to 2013 was primarily attributable to an increase in pretax income relative to favorable permanent tax adjustments. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance, and other adjustments.

        The Company had net deferred tax assets of $230.4 million and $218.0 million as of December 31, 2014 and 2013, respectively.

        The Company and its subsidiaries file a consolidated federal income tax return and also file income tax returns in various state jurisdictions. The Company is currently being audited by the Internal Revenue Service for the tax year 2014. The Company is also currently under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

        From time to time, there may be differences in opinions with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2014.

        See Note 17 of the Notes to Consolidated Financial Statements for further discussion of income taxes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk results from the variability of future cash flows and earnings due to changes in the financial markets. These changes may also impact the fair values of loans, securities and borrowings. The values of financial instruments may fluctuate because of interest rate changes, foreign currency exchange rate changes or other market changes. The Company's asset/liability management process entails the evaluation, measurement and management of market risk and liquidity risk. The principal objective of asset/liability management is to optimize net interest income subject to margin volatility and liquidity constraints over the long term. Margin volatility results when the rate reset (or repricing) characteristics of assets are materially different from those of the Company's liabilities. The Board approves asset/liability policies and annually reviews and approves the limits within which the risks must be managed. The Asset/Liability Management Committee ("ALCO"), which is comprised of senior management and key risk management individuals, sets risk management guidelines within the broader limits approved by the Board, monitors the risks and periodically reports results to the Board.

Risk Management Framework

        Risk management oversight and governance is provided through the Board's Audit & Risk Committee and facilitated through multiple management committees. Consisting of three outside directors, the Audit & Risk Committee monitors the Company's overall aggregate risk profile as established by the Board, including all credit, market, liquidity, operational and regulatory risk management activities. The Committee reviews and approves the activities of key management governance committees that regularly evaluate risks and internal controls for the Company. These management committees include ALCO, the Credit Policy Committee, the Senior Operations Risk Committee and the Risk Council, among others. The Risk Council reviews the development, implementation and maintenance of risk management processes from a Company-wide perspective, and assesses the adequacy and effectiveness of the Company's risk management policies and the Enterprise Risk Management program. Other management committees, with representatives from the Company's various lines of business and affiliates, address and monitor specific risk types. These committees include the Compliance Committee, the Wire Risk Committee, the Product Review Committee and the Information Technology Steering Committee, among others, and report periodically to the key management committees. The Senior Risk Management Officer and the Internal Audit and Credit Risk Review units provide the Audit & Risk Committee with independent assessments of the Company's internal control and related systems and processes.

Liquidity Risk

        Liquidity risk results from the mismatching of asset and liability cash flows. Funds for this purpose can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets. Liquidity risk management is an important element in the Company's ALCO process, and is managed within limits approved by the Board and guidelines set by management. Attention is also paid to potential outflows resulting from disruptions in the financial markets or to unexpected credit events. These factors are incorporated into the Company's contingency funding analysis, and provide the basis for the identification of primary and secondary liquidity reserves.

        In recent years, the Company's core deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 95 percent and 92 percent of funding for average total assets in 2014 and 2013, respectively. Strong core deposits are indicative of the strength of the Company's franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

        Funding obtained through short-term wholesale or market sources averaged $1.2 million and $514.1 million for 2014 and 2013, respectively. The Company's liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $694.4 million in 2014, compared with $739.5 million for 2013. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company's treasury department.

        Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $1.01 billion during 2014, compared with $739.0 million in 2013. In addition, the Company has committed and unutilized secured borrowing capacity of $6.01 billion as of December 31, 2014 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company's investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.51 billion and $7.38 billion in 2014 and 2013, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.55 billion at December 31, 2014. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

Interest-Rate Risk

        Interest-rate risk is inherent in financial services businesses. Interest-rate risk results from assets and liabilities maturing or repricing at different times; assets and liabilities repricing at the same time but in different amounts or from short-term and long-term interest rates changing by different amounts (changes in the yield curve).

        The Company has established two primary measurement processes to quantify and manage exposure to interest-rate risk: net interest income simulation modeling and economic value of equity analysis. Net interest income simulations are used to identify the direction and severity of interest-rate risk exposure across a 12 and 24 month forecast horizon. Economic value of equity calculations are used to estimate the price sensitivity of shareholders' equity to changes in interest rates. The Company also uses gap analysis to provide insight into structural mismatches of asset and liability cash flows.

        Net Interest Income Simulation:    As part of its overall interest-rate risk management process, the Company performs stress tests on net interest income projections based on a variety of factors, including interest rate levels, changes in the relationship between the prime rate and short-term interest rates, and the shape of the yield curve. The Company uses a simulation model to estimate the severity of this risk and to develop mitigation strategies, including interest-rate hedges. The magnitude of the change is determined from historical volatility analysis. The assumptions used in the model are updated periodically and reviewed and approved by ALCO. In addition, the Board has adopted limits within which interest rate exposure must be contained. Within these broader limits, ALCO sets management guidelines to further contain interest-rate risk exposure.

        The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 200 basis point and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at December 31, 2014, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

        As of December 31, 2014, the federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. The Company's net interest income simulation for 2014 was performed under two rate scenarios: a 200 basis point gradual increase in rates and a 400 basis point gradual increase in rates, both over a 2-year horizon. Under the 200 basis point scenario, non-covered loans and leases increase by 13 percent per year compared to the base case and deposits decline 4 percent per year. At December 31, 2014, a gradual 200 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 5.8 percent in year one and 20.6 percent in year two over the base case. The dynamic simulation incorporates balance sheet changes resulting from a gradual 200 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 5.8 percent in year one and 30.1 percent in year two over the base case. Under the 400 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 7.5 percent per year. At December 31, 2014, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 11.9 percent in year one and a 41.2 percent increase in year two over the base case. This compares to an increase in projected net interest income of approximately 10.7 percent in year one and a 36.1 percent increase in year two, over the base case at December 31, 2013. The dynamic simulation based on a gradual 400 basis point increase in rates results in an increase in projected net interest income of approximately 13.0 percent in year one and 46.9 percent in year two over the base case. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily growth in floating rate loans and non-rate sensitive deposits. The Company's asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest-bearing and rate-stable core deposits. The Company's interest-rate risk exposure remains within Board limits and ALCO guidelines.

        The Company's loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company's loan portfolio, including covered loans, by major loan category as of December 31, 2014. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate
						Total Loans
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed
Commercial and lease financing	$2,810	$5,753	$8,563	$75	$1,372	$10,010
Commercial real estate mortgages	269	2,021	2,290	64	1,186	3,540
Residential mortgages	7	—	7	3,698	1,402	5,107
Real estate construction	104	583	687	—	23	710
Home equity loans and lines of credit	753	—	753	3	30	786
Installment	102	—	102	—	82	184
Covered loans	16	66	82	345	84	511

Total loans and leases	$4,061	$8,423	$12,484	$4,185	$4,179	$20,848

Percentage of portfolio	20%	40%	60%	20%	20%	100%

        Certain floating rate loans have a "floor" rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At December 31, 2014, $12.48 billion (60 percent) of the Company's loan portfolio was floating rate, of which $10.65 billion (86 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.53 billion (12 percent) were within 0.75 percent of the contractual loan rate. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $36.5 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company's floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of December 31, 2014:

		Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
	Loans with No Floor and Current Rate Greater than Floor
(in millions)		< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$3,061	$809	$188	$3	$4,061
LIBOR	7,588	718	83	34	8,423

Total floating rate loans	$10,649	$1,527	$271	$37	$12,484

% of total floating rate loans	86%	12%	2%	—%	100%

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

        As of December 31, 2014, an instantaneous 200 basis point increase in interest rates results in a 3.5 percent decline in EVE. This compares to an 8.9 percent decline a year-earlier. The decrease in sensitivity was primarily due to changes in the mix of the balance sheet and decline in long-term interest rates. Measurement of a 200 basis point decrease in rates as of December 31, 2014 and December 31, 2013 is not meaningful due to the current low rate environment.

        Gap Analysis:    The gap analysis is based on the contractual cash flows of all asset and liability balances on the Company's books. Contractual lives of assets and liabilities may differ substantially from their expected lives. For example, checking accounts are subject to immediate withdrawal. However, experience suggests that these accounts will have longer average lives. Also, certain loans, such as first mortgages, are subject to prepayment. The gap analysis may be used to identify periods in which there is a substantial mismatch between asset and liability cash flows. These mismatches can be moderated by investments or interest-rate derivatives. Gap analysis is used to support both interest-rate risk and liquidity risk management.

Interest-Rate Risk Management

        Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at December 31, 2014 and 2013.

        The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2014 and 2013. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At December 31, 2014 and 2013, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.53 billion and $3.02 billion, respectively.

        In the course of negotiating credit facilities, the Company may obtain rights to acquire stock in the form of equity warrants in primarily private, venture-backed technology companies. The warrants grant the Company an option to purchase a specific number of shares of stock in the underlying company at a specific price within a specific time period. Equity warrants are recorded as derivative assets at their estimated fair value on the grant date. The warrant portfolio is reviewed quarterly for changes in fair value. The notional amount of the Company's equity warrants was $2.3 million at December 31, 2014.

Counterparty Risk and Collateral

        Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company's interest-rate swaps had no credit risk exposure at December 31, 2014 and $2.4 million of credit risk exposure at December 31,

2013. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company's swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at December 31, 2014. The Company delivered cash and securities collateral valued at $42.7 million on swap agreements at December 31, 2014.

Market Risk-Foreign Currency Exchange

        The Company enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients' transaction and economic exposures arising out of commercial transactions. The Company's policies also permit taking proprietary currency positions within certain approved limits. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At December 31, 2014, the Company's outstanding foreign exchange contracts, both proprietary and for client accounts, totaled $808.7 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $6.4 million and $6.9 million at December 31, 2014, respectively.

BALANCE SHEET ANALYSIS

        Total assets were $32.61 billion at December 31, 2014, an increase of 10 percent from $29.72 billion at December 31, 2013. Average assets were $30.76 billion for 2014, an increase of 9 percent from $28.29 billion for 2013. Total average interest-earning assets were $29.05 billion in 2014, up from $26.63 billion in 2013. The increase in period-end and average assets from the prior year largely reflects loan growth.

Securities

        At December 31, 2014, the Company had total securities of $9.48 billion, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million. The Company had total securities of $9.28 billion at December 31, 2013, comprised of securities available-for-sale at fair value of $6.24 billion, securities held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million.

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	December 31, 2014		December 31, 2013
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$116,919	$116,926	$35,312	$35,335
Federal agency—Debt	1,401,303	1,398,581	1,417,509	1,410,536
Federal agency—MBS	102,939	104,526	156,399	157,226
CMOs—Federal agency	3,599,831	3,580,590	4,037,348	3,997,298
CMOs—Non-agency	24,385	24,014	38,383	37,462
State and municipal	473,272	479,031	407,312	415,995
Other debt securities	174,352	176,169	175,091	178,822

Total available-for-sale debt securities	5,893,001	5,879,837	6,267,354	6,232,674
Equity securities and mutual funds	1,508	3,146	337	8,443

Total available-for-sale securities	$5,894,509	$5,882,983	$6,267,691	$6,241,117

Securities held-to-maturity (1):
Federal agency—Debt	$292,932	$299,107	$178,413	$173,424
Federal agency—MBS	553,589	564,741	445,360	434,435
CMOs—Federal agency	1,811,574	1,831,280	1,781,219	1,742,437
State and municipal	682,705	703,440	454,155	435,562
Other debt securities	86,231	86,079	98,696	98,077

Total held-to-maturity securities	$3,427,031	$3,484,647	$2,957,843	$2,883,935

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

        The average duration of the $5.88 billion available-for-sale portfolio was 2.0 years at December 31, 2014, down from 2.4 years at December 31, 2013. This decrease reflects a rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio.

        Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders' equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At December 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $11.5 million, comprised of $32.8 million of unrealized gains and $44.3 million of unrealized losses. At December 31, 2013, the available-for-sale securities portfolio had a net unrealized loss of $26.6 million, comprised of $56.1 million of unrealized gains and $82.6 million of unrealized losses. The decrease in the unrealized loss at December 31, 2014 compared to December 31, 2013 was due to the decrease in portfolio duration and size of the available-for-sale portfolio.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2014, except for mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$91,106	$25,820	$—	$—	$116,926
Federal agency—Debt	177,218	1,221,363	—	—	1,398,581
Federal agency—MBS	—	86,898	17,628	—	104,526
CMOs—Federal agency	156,547	3,360,166	63,877	—	3,580,590
CMOs—Non-agency	1,559	22,455	—	—	24,014
State and municipal	141,467	334,216	—	3,348	479,031
Other	88,286	87,883	—	—	176,169

Total debt securities available-for-sale	$656,183	$5,138,801	$81,505	$3,348	$5,879,837

Amortized cost	$653,712	$5,154,605	$81,284	$3,400	$5,893,001

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$91,436	$201,496	$292,932
Federal agency—MBS	—	44,145	504,937	4,507	553,589
CMOs—Federal agency	—	816,224	995,350	—	1,811,574
State and municipal	—	126,032	506,974	49,699	682,705
Other	—	86,231	—	—	86,231

Total debt securities held-to-maturity at amortized cost	$—	$1,072,632	$2,098,697	$255,702	$3,427,031

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

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.4 million for 2014 and $0.3 million for 2013 and 2012. The Company recognized after-tax amounts of $0.2 million and $0.6 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income ("AOCI") on securities available-for-sale at December 31, 2014 and 2012, respectively. There was no non-credit-related other-than-temporary impairment recognized in AOCI on securities available-for-sale at December 31, 2013. The other-than-temporary impairment losses in 2014 related to a non-agency CMO and an equity security classified as available-for-sale. All other-than-temporary impairment losses in 2013 and 2012 related to non-agency CMOs. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2014, 2013 and 2012.

        Of the total securities available-for-sale in an unrealized loss position at December 31, 2014, approximately $2.03 billion of securities with unrealized losses of $6.7 million were in a continuous unrealized loss position for less than 12 months and $1.47 billion of securities with unrealized losses of $37.6 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities.

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

Loan and Lease Portfolio

        The following table shows the Company's consolidated loans by type of loan and their percentage distribution:

	December 31,
(in thousands) (1)	2014	2013	2012	2011	2010
Commercial	$9,360,976	$7,562,300	$6,343,087	$4,950,759	$4,241,794
Commercial real estate mortgages	3,539,703	3,223,001	2,739,284	2,156,991	1,958,317
Residential mortgages	5,106,803	4,554,311	3,962,205	3,763,218	3,552,312
Real estate construction	710,224	367,004	313,190	269,367	467,785
Home equity loans and lines of credit	785,796	709,344	711,750	741,081	733,741
Installment	184,613	151,955	142,793	132,647	160,144
Lease financing	649,091	602,523	605,986	295,322	272,535

Loans and leases, excluding covered loans	20,337,206	17,170,438	14,818,295	12,309,385	11,386,628
Less: Allowance for loan and lease losses	(310,149)	(302,584)	(277,888)	(262,557)	(257,007)

Loans and leases, excluding covered loans, net	20,027,057	16,867,854	14,540,407	12,046,828	11,129,621
Covered loans	510,979	716,911	1,031,004	1,481,854	1,857,522
Less: Allowance for loan losses	(8,608)	(15,922)	(44,781)	(64,565)	(67,389)

Covered loans, net	502,371	700,989	986,223	1,417,289	1,790,133

Total loans and leases	$20,848,185	$17,887,349	$15,849,299	$13,791,239	$13,244,150

Total loans and leases, net	$20,529,428	$17,568,843	$15,526,630	$13,464,117	$12,919,754

Commercial	46.0%	44.1%	42.8%	40.2%	37.2%
Commercial real estate mortgages	17.4	18.8	18.5	17.5	17.2
Residential mortgages	25.1	26.5	26.7	30.6	31.2
Real estate construction	3.5	2.1	2.1	2.2	4.1
Home equity loans and lines of credit	3.9	4.1	4.8	6.0	6.5
Installment	0.9	0.9	1.0	1.1	1.4
Lease financing	3.2	3.5	4.1	2.4	2.4

Loans and leases, excluding covered loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1)
Commercial loans as of December 31, 2013, 2012, 2011 and 2010 have been corrected to include $158.2 million, $131.7 million, $104.2 million and $104.9 million, respectively, of loans that were previously reported as lease financing. Real estate construction loans as of December 31, 2012 have been corrected to include $90.4 million of loans that were previously reported as commercial real estate mortgages. Commercial real estate mortgages as of December 31, 2011 have been corrected to include $46.2 million of loans that were previously reported as real estate construction loans.

          Total loans and leases were $20.85 billion, $17.89 billion and $15.85 billion at December 31, 2014, 2013 and 2012, respectively. Total loans and leases, excluding covered loans, were $20.34 billion, $17.17 billion and $14.82 billion as of December 31, 2014, 2013 and 2012, respectively.

          Total loans and leases, excluding covered loans, at December 31, 2014 increased 18 percent from December 31, 2013. Commercial loans, including lease financing, and commercial real estate mortgage loans increased 23 percent and 10 percent, respectively. Residential mortgage loans grew 12 percent and real estate construction loans were up 94 percent. Home equity loans and lines of credit increased 11 percent and installment loans grew 21 percent from 2013.

          The following loan information excludes covered loans. Covered loans are discussed in more detail on page 85 of this section.

  Commercial and Lease Financing

          Commercial loans, including lease financing, were $10.01 billion at December 31, 2014, representing 49.2 percent of the loan portfolio, excluding covered loans, compared with $8.16 billion, or 47.6 percent of the loan portfolio, at December 31, 2013. The average outstanding loan balance per borrower in the commercial loan portfolio at December 31, 2014 was approximately $1.6 million. At December 31, 2014, commercial loans totaling approximately $15.1 million were on nonaccrual compared to $14.3 million at December 31, 2013.

          To grow loans and diversify and manage concentration risk of the Company's loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits ("SNC"). As of December 31, 2014, purchased SNC commitments totaled $4.22 billion, or 14 percent of total loan commitments. Outstanding loan balances on purchased SNCs were $1.96 billion, or approximately 10 percent of total loans outstanding, excluding covered loans at December 31, 2014. At December 31, 2013, purchased SNC commitments totaled $3.49 billion and outstanding balances totaled $1.60 billion.

          SNC purchases represent a prudent portfolio growth and diversification strategy for the Company. It provides the Company the opportunity to extend credit and other fee-based services and products to companies and their owners and/or principals, whose borrowing needs exceed the Company's desired credit exposure to one borrower. Risk is shared among several banks. The Company generally purchases SNCs that are originated within its specialty lending units or where either the owner or the borrower has operations domiciled in the Company's market area and where there is an opportunity to cross-sell products and services in addition to the subject credit facility. The Company performs a similar level of due diligence on SNC as it does for non-SNC credit facilities. The amount of purchased SNC loans is controlled and monitored through the Company's concentration limits. SNC loans are originated by selected departments that specialize and understand the complexity of larger loans and borrowers. By definition there is no fundamental difference in credit risk between a SNC and a non-SNC borrower. The Company believes the primary risk associated with a SNC loan compared to a non-SNC loan is that the account management strategy is subject to a consensus agreement among the agent bank and the lenders, which may differ from the Company's account management strategy. The Company manages this risk by purchasing SNC loans only from pre-approved agent banks, where the Company evaluates the agent bank's industry and management expertise. Additionally, the Company evaluates the financial capacity of the agent bank through its Regulation F process for managing Interbank liabilities. This includes performing periodic financial analyses of the agent bank and tracking and maintaining exposure levels consistent with the credit quality.

          Following is a breakdown of commercial loans and lease financing to businesses engaged in the industries listed:

Commercial Loans and Leases by Industry

	December 31,
(in thousands) (1)	2014	%	2013	%
Services	$1,692,346	16.9	$1,438,182	17.6
Entertainment	1,405,174	14.0	1,408,828	17.3
Portfolio and investment management	1,065,088	10.6	594,510	7.3
Retail trade	941,213	9.4	787,856	9.6
Real estate owner/lessors (2)	927,357	9.3	750,001	9.2
Finance and insurance	777,080	7.8	674,355	8.2
Commercial banking	700,452	7.0	611,594	7.5
Manufacturing	575,698	5.8	527,286	6.5
Wholesale trade	533,477	5.3	463,890	5.7
Public finance	464,377	4.6	314,761	3.9
Transportation	166,183	1.7	142,033	1.7
Construction/development (2)	70,555	0.7	122,354	1.5
Other	691,067	6.9	329,173	4.0

Total	$10,010,067	100.0	$8,164,823	100.0

Nonaccrual loans	$15,103		$14,298

Percentage of total commercial loans	0.15%		0.18%

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

(2)
Not secured by real estate.

        The services and entertainment industries represents approximately 17 percent and 14 percent of the Company's commercial loan portfolio at December 31, 2014, respectively. Commercial loans and leases in the services industry represent a diversified portfolio of loans to individuals and businesses involved in providing professional services in a broad range of areas including medical, legal, accounting, engineering, education, communications, advertising, rentals and many others. Loans and leases in the entertainment industry consist of a diversified portfolio of clients. The Company possesses significant industry knowledge, which contributes to the satisfactory risk management of the entertainment loan portfolio. It generally evaluates, underwrites and documents loan requests within the entertainment division in the same manner as it would for similar requests for clients in its other private client, commercial and corporate lending businesses. There is no one area that accounts for more than 10 percent of the total loan and lease balances related to the services industry. While the entertainment and services industry may possess industry-specific risk elements, the Company believes that these risks are not significantly different from the industry risk relating to other types of commercial loans.

Commercial Real Estate Mortgage

        Commercial real estate mortgages, representing 17.4 percent of the loan portfolio, excluding covered loans, were comprised of 90.1 percent commercial properties and 9.9 percent multi-family condominium or apartment loans. The average outstanding loan balance per borrower in the commercial real estate mortgage portfolio at December 31, 2014 was $2.5 million. At December 31, 2014, commercial real estate mortgage loans totaling approximately $3.6 million were on nonaccrual compared to $18.4 million at December 31, 2013.

        A breakdown of commercial real estate mortgage loans by collateral type follows:

Commercial Real Estate Mortgage Loans by Collateral Type

	December 31,
(in thousands) (1)	2014	%	2013	%
Industrial	$1,128,983	31.9	$1,099,884	34.1
Office buildings	728,131	20.6	647,927	20.1
Special purpose real estate	589,093	16.6	438,320	13.6
Shopping centers	402,894	11.4	298,895	9.3
Condominiums/apartments	349,965	9.9	271,176	8.4
Mini-storage	66,558	1.9	73,384	2.3
Hotels/motels	36,102	1.0	33,523	1.0
Auto dealerships	29,751	0.8	31,274	1.0
Mobile home park	27,045	0.8	27,419	0.9
Non-profit (religious/schools)	17,487	0.5	11,956	0.4
Land, agriculture	8,920	0.2	20,654	0.6
Other	154,774	4.4	268,589	8.3

Total	$3,539,703	100.0	$3,223,001	100.0

Nonaccrual loans	$3,575		$18,449

Percentage of total commercial real estate mortgage loans	0.10%		0.57%

(1)
Certain prior period balances have been reclassified to conform to the current period presentation.

Residential Mortgage

        Residential mortgage loans comprised 25.1 percent of total loans, excluding covered loans, at the end of 2014. Residential mortgage loans are originated internally, primarily as an accommodation to private banking clients. None of the Company's loans have been originated through brokers or third parties. The Company has not purchased any residential mortgage loans since 1997, with the exception of purchases made for CRA purposes and residential mortgage loans acquired in FDIC-assisted acquisitions. The average outstanding loan balance per borrower in the residential mortgage loan portfolio at December 31, 2014 was $1.1 million. At December 31, 2014, residential mortgage loans totaling $11.9 million were on nonaccrual compared to $11.7 million at December 31, 2013.

        The residential first mortgage loans originated internally have an average loan-to-value ("LTV") ratio of 56 percent at origination for 2014 and 2013. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The Company's average LTV ratio has remained steady and is indicative of the quality of the Company's underwriting standards. The following table provides the composition of residential mortgage loans at December 31, 2014 by LTV ratio at origination:

Loan-to-value	Residential mortgages
Less than 60%	57.3%
Over 60% through 65%	13.7
Over 65% through 70%	10.6
Over 70% through 75%	13.3
Over 75% through 80%	5.1
Over 80%	—

        The Company has no residential mortgage loans with option adjustable rate mortgage terms or that allow for negative amortization, but does offer interest-only loans. Excluding covered loans, there were interest-only residential mortgages totaling approximately $1.66 billion and home equity loans and lines of credit totaling approximately $785.8 million as of December 31, 2014. As of December 31, 2013, there were interest-only residential mortgages totaling approximately $1.49 billion and home equity loans and lines of credit totaling approximately $709.3 million. The underwriting criteria for interest-only residential mortgage loans is similar to fully amortizing residential mortgage loans. In addition, the loan loss methodology for interest-only loans is consistent with the methodology for fully amortizing loans. Overall performance of interest-only residential mortgage loans is consistent with the performance of the remainder of the residential mortgage portfolio.

Real Estate Construction

        The real estate construction portfolio includes land loans and loans to develop or construct and sell residential and commercial properties. These loans represent 3.5 percent of the loan portfolio, excluding covered loans, and a significant majority of these loans have guarantors. Real estate construction loans are made on the basis of the economic viability for the specific project, the cash flow resources of the developer, the developer's equity in the project, and the underlying financial strength of the borrower. The Company's policy is to monitor each loan with respect to the project's incurred costs, sales price and absorption. The average outstanding loan balance per borrower in the real estate construction loan portfolio at December 31, 2014 was $6.6 million. At December 31, 2014, real estate construction loans totaling approximately $6.6 million were on nonaccrual compared to $19.1 million at December 31, 2013.

        Following is a breakdown of real estate construction loans by collateral type:

Real Estate Construction Loans by Collateral Type

	December 31,
(in thousands)	2014	%	2013	%
Condominiums/apartments	$296,940	41.8	$156,035	42.5
Office buildings	96,812	13.6	35,592	9.7
Industrial	64,101	9.0	22,382	6.1
Retirement homes	58,922	8.3	37,727	10.3
Shopping centers	43,891	6.2	11,306	3.1
1-4 family	28,690	4.0	22,824	6.2
Land, residential	24,292	3.4	21,829	6.0
Land, commercial	22,439	3.2	36,429	9.9
Other	74,137	10.5	22,880	6.2

Total	$710,224	100.0	$367,004	100.0

Nonaccrual loans	$6,598		$19,067

Percentage of total real estate construction loans	0.93%		5.20%

Home Equity Loans and Lines of Credit

        Home equity loans and lines of credit which comprised 3.9 percent of total loans, excluding covered loans, at December 31, 2014 are made primarily to existing clients. The average outstanding loan balance per borrower in this portfolio at December 31, 2014 was $0.3 million. At December 31, 2014, home equity loans and lines of credit totaling approximately $4.9 million were on nonaccrual compared to $5.1 million at December 31, 2013.

        Home equity loans and lines of credit originated internally have an average cumulative LTV ratio of 52 percent and 51 percent at origination for 2014 and 2013, respectively. The average LTV ratio is calculated as a simple average of LTV ratios at origination. The quality of the portfolio is due to the Company's conservative underwriting standards at origination. The following table provides the composition of equity lines of credit at December 31, 2014 by LTV ratio at origination:

Loan-to-value	Equity lines of credit
Less than 60%	61.8%
Over 60% through 65%	12.4
Over 65% through 70%	10.1
Over 70% through 75%	9.3
Over 75% through 80%	3.5
Over 80%	2.9

        At December 31, 2014, approximately 38 percent, or $160.6 million, of the Company's second mortgage portfolio is comprised of loans where the Company also holds the first lien loan. For those loans in the second mortgage portfolio where the Company does not hold the first lien loan, the Company has a process in place to identify when borrowers have defaulted on their first mortgage and the first mortgagor has filed a notice of default. The Company has had a low default experience in its home equity portfolio.

Installment

        Installment loans consist primarily of loans to individuals for personal purchases. At December 31, 2014, installment loans comprised 0.9 percent of total loans, excluding covered loans. The average outstanding loan balance per borrower in the installment loan portfolio at December 31, 2014 was $0.1 million. Installment loans totaling approximately $0.1 million were on nonaccrual at December 31, 2014 compared to $32 thousand at December 31, 2013.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. They totaled $511.0 million, $716.9 million and $1.03 billion at December 31, 2014, 2013 and 2012, respectively. Covered loans, net of allowance for loan losses, were $502.4 million, $701.0 million and $986.2 million as of December 31, 2014, 2013 and 2012, respectively.

        The following is a summary of the major categories of covered loans:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Commercial	$1,969	$10,009	$10,561	$30,911	$55,082
Commercial real estate mortgages	481,689	666,628	931,758	1,288,352	1,569,739
Residential mortgages	4,455	4,976	5,652	14,931	18,380
Real estate construction	18,790	31,184	78,554	140,992	204,945
Home equity loans and lines of credit	3,820	3,695	3,790	5,167	6,919
Installment	256	419	689	1,501	2,457

Covered loans	510,979	716,911	1,031,004	1,481,854	1,857,522
Less: Allowance for loan losses	(8,608)	(15,922)	(44,781)	(64,565)	(67,389)

Covered loans, net	$502,371	$700,989	$986,223	$1,417,289	$1,790,133

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

        At acquisition date, the Company recorded an indemnification asset for its FDIC-assisted acquisitions. The FDIC indemnification asset represents the present value of the expected reimbursement from the FDIC related to expected losses on acquired loans, OREO and unfunded loan commitments. The FDIC indemnification asset from all FDIC-assisted acquisitions was $50.5 million at December 31, 2014 and $89.2 million at December 31, 2013.

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

	December 31, 2014
(in millions)	Commercial	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Covered Loans	Total
Aggregate maturities of balances due:
In one year or less
Interest rate—floating	$3,550	$129	$—	$203	$30	$96	$20	$4,028
Interest rate—fixed	299	47	3	3	—	77	13	442
After one year but within five years
Interest rate—floating	4,252	985	—	448	97	6	109	5,897
Interest rate—fixed	645	285	20	2	3	5	40	1,000
After five years
Interest rate—floating	836	1,240	3,705	36	629	—	298	6,744
Interest rate—fixed	428	854	1,379	18	27	—	31	2,737

Total loans	$10,010	$3,540	$5,107	$710	$786	$184	$511	$20,848

Percentage of floating rate loans to total loans	86%	66%	73%	97%	96%	55%	84%	80%

        Floating-rate loans comprised 80 percent of the total loan portfolio at December 31, 2014 compared to 76 percent at December 31, 2013. Hybrid loans, which convert from fixed to floating rates, are included in floating-rate loans.

Other

        Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate ("CRE") loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution's total risk-based capital, and both total CRE loans represent 300 percent or more of the institution's total risk-based capital and the institution's CRE loan portfolio has increased 50 percent or more within the last 36 months. As of December 31, 2014, total loans for construction, land development and other land represented 26 percent of total risk-based capital; total CRE loans represented 135 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 19 percent over the last 36 months.

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
  Condition and requirements of the debt markets to determine the borrower's ability to refinance the loan at maturity

Commercial Real Estate and Construction Loans

  •
  Character and creditworthiness of the borrower and guarantors

  •
  Project feasibility including, but not limited to, location, project design, functionality and market conditions

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

        Hybrid loans have a 30-year amortization with a fixed period ranging from 3 to 10 years which converts to an adjustable rate mortgage with full amortization over the remaining maturity. All hybrid loans are tied to the 1-Year Constant Maturities Treasury (CMT) index, with interest rate adjustments occurring annually. The initial rate cap is a maximum of 2 percent for 3-year fixed-rate period loans and 5 percent for 5, 7 and 10-year fixed-rate period loans. The annual rate cap thereafter is a maximum of 2 percent, with lifetime caps of 6 percent and 5 percent, respectively. The minimum floor rate is 2.5 percent for 3 and 5-year fixed-rate period loans, 3 percent for 7-year fixed-rate period loans and 3.5 percent for 10-year fixed-rate period loans. The Company does not originate negative amortization loans. The Company typically originates mortgage loans to existing private banking clients whose history is well known to the Company. The underwriting policies for hybrid loans are the same as the underwriting policies for residential mortgage loans.

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

LTV Guidelines

Category of Real Estate Collateral	LTV Ratio
1-4 family	80%
Multi-family	75
Equity lines of credit	75
Shopping centers	75
Industrial	75
Office building	70
Churches/religious	60
Other improved property	60
Acquisition and development	50
Land, nonresidential	35

Asset Quality

Credit Risk Management

        The Company's loan portfolio consists primarily of loans for business and real estate purposes. Generally, loans are made on the basis of an available cash-flow repayment source as the first priority, with collateral being a secondary source for loan qualification. Although the legal lending limit for any one borrowing relationship was $424.5 million at December 31, 2014, the Bank has established "house limits" for individual borrowings. These limits vary by internal risk rating.

        The Company has a comprehensive methodology to monitor credit quality and prudently manage credit concentration within each portfolio. The methodology includes establishing concentration limits to ensure that the loan portfolio is diversified. The limits are evaluated quarterly and are intended to mitigate the impact of any segment on the Company's capital and earnings. The limits cover major industry groups, geography, product type, loan size and client relationship. Additional sub-limits are established for certain industries where the Bank has higher exposure. The concentration limits are approved by the Bank's Credit Policy Committee and reviewed annually by the Audit & Risk Committee of the Board.

        The loan portfolios are monitored through delinquency tracking and a dynamic risk rating process that is designed to detect early signs of deterioration. In addition, once a loan has shown signs of deterioration, it is transferred to a Special Assets Department that consists of professionals who specialize in managing problem assets. An oversight group meets quarterly or more frequently to review the progress of problem loans and OREO. Also, the Company has established portfolio review requirements that include a periodic review and risk assessment by the Risk Management Division that reports to the Audit & Risk Committee of the Board.

Geographic Concentrations and Economic Trends by Geographic Region

        Although the Company's lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, California represented 73 percent of total loans outstanding and New York represented 10 percent as of December 31, 2014. The remaining 17 percent of total loans outstanding represented other states and countries. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company's Commercial loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), Orange (4 percent), San Diego (3 percent), Riverside (2 percent) and San Bernardino (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (8 percent), Orange (7 percent), Riverside (4 percent) and San Bernardino (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominantly in Los Angeles (28 percent), San Diego (17 percent), Orange (10 percent), Ventura (7 percent) and Riverside (7 percent).

        The New York loan portfolio primarily relates to private banking clients in the Entertainment and Legal industries which continue to perform well.

        Within the Company's covered loan portfolio at December 31, 2014, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 37 percent of total covered loans outstanding represented other states.

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

        The Company has an internal credit risk analysis and review staff that issues reports to the Audit & Risk Committee of the Board and continually reviews loan quality. This analysis includes a detailed review of the classification and categorization of problem loans, potential problem loans and loans to be charged off, an assessment of the overall quality and collectability of the portfolio, consideration of the credit loss experience, trends in problem loans and concentration of credit risk, as well as current economic conditions, particularly in California. Management then evaluates the allowance, determines its appropriate level and the need for additional provisions, and presents its analysis to the Audit & Risk Committee which ultimately reviews and approves management's recommendation.

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

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Loans and leases outstanding, excluding covered loans	$20,337,206	$17,170,438	$14,818,295	$12,309,385	$11,386,628

Average loans and leases outstanding, excluding covered loans	$18,453,693	$15,775,880	$13,285,220	$11,698,388	$11,576,380

Allowance for loan and lease losses (1)
Balance, beginning of the year	$302,584	$277,888	$262,557	$257,007	$288,493
Loan charge-offs:
Commercial	(19,298)	(8,072)	(24,407)	(30,512)	(69,427)
Commercial real estate mortgages	(5)	(1,315)	(1,611)	(4,573)	(29,833)
Residential mortgages	(482)	(106)	(2,402)	(1,475)	(3,327)
Real estate construction	—	(100)	(9,769)	(8,897)	(36,020)
Home equity loans and lines of credit	(201)	(500)	(1,258)	(1,834)	(2,120)
Installment	(293)	(374)	(1,066)	(914)	(2,529)

Total charge-offs	(20,279)	(10,467)	(40,513)	(48,205)	(143,256)

Recoveries of loans previously charged-off:
Commercial	19,612	26,990	34,848	15,742	6,131
Commercial real estate mortgages	940	1,791	1,527	11,515	235
Residential mortgages	313	147	823	392	130
Real estate construction	12,854	13,053	8,309	13,927	5,436
Home equity loans and lines of credit	297	698	95	68	152
Installment	1,695	1,591	1,982	1,179	875

Total recoveries	35,711	44,270	47,584	42,823	12,959

Net loan recoveries (charge-offs)	15,432	33,803	7,071	(5,382)	(130,297)
(Reversal of) provision for credit losses	(14,000)	—	10,000	12,500	103,000
Transfers from (to) reserve for off-balance sheet credit commitments	6,133	(9,107)	(1,740)	(1,568)	(4,189)

Balance, end of the year	$310,149	$302,584	$277,888	$262,557	$257,007

Net recoveries (charge-offs) to average loans and leases, excluding covered loans	0.08%	0.21%	0.05%	(0.05)%	(1.13)%

Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.53%	1.76%	1.88%	2.13%	2.26%

Reserve for off-balance sheet credit commitments
Balance, beginning of the year	$33,944	$24,837	$23,097	$21,529	$17,340
Transfers (to) from allowance	(6,133)	9,107	1,740	1,568	4,189

Balance, end of the year	$27,811	$33,944	$24,837	$23,097	$21,529

(1)
The allowance for loan and lease losses does not include any amounts related to covered loans.

        During the economic recession, the Company recognized significant charge-offs from 2008 to 2010. Total loan charge-offs have declined significantly in recent years compared to prior periods due to improving economic and business conditions in the markets served by the Company. Higher loan recoveries in recent years were largely due to increases in the value of real estate collateral improvements in the financial condition of the Company's clients and guarantors, and increases in recoveries related to the use of legal remedies available to the Company. Recoveries occurred throughout the loan portfolio, however, over 70 percent of total recoveries during the period from 2011 to 2014 related to 28 credit relationships and were primarily concentrated in the commercial and real estate construction portfolios.

        The timing and amount of recoveries is inherently uncertain, imprecise and potentially volatile, and is subject to a variety of factors, including, but not limited to: general economic conditions; the willingness and financial capacity of the borrower, guarantors or third parties; additional changes in the realizable value of the collateral between the date of charge-off and the date of recovery; and the legal remedies available to the Company needed to effect recovery.

        The Company anticipates the level of recoveries to significantly diminish in the foreseeable future as the amount of charge-offs that are available for recovery is significantly less than in prior periods and the charge-offs which remain have fewer opportunities for recovery due to the limited financial capacity and collateral value of the remaining charged-off loans.

        Based on an evaluation of individual credits, previous loan and lease loss experience, management's evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans as shown for the past five years in the table below:

Allocation of Allowance for Loan and Lease Losses

	Allowance amount					Percent of loans to total loans
(in thousands) (1)	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
Commercial and lease financing	$115,855	$117,103	$104,731	$83,514	$82,451	37%	38%	38%	32%	32%
Commercial real estate mortgages	44,745	50,678	48,901	48,451	52,516	15	17	17	18	20
Residential mortgages	10,296	11,540	10,558	14,122	16,753	3	4	4	5	7
Real estate construction	9,115	6,351	11,784	20,155	40,824	3	2	4	8	16
Home equity loans and lines of credit	6,609	6,677	7,283	8,077	7,229	2	2	3	3	3
Installment	2,228	1,842	1,858	1,972	3,931	1	1	1	1	1
Qualitative	121,301	108,393	92,773	86,266	53,303	39	36	33	33	21

Total	$310,149	$302,584	$277,888	$262,557	$257,007	100%	100%	100%	100%	100%

(1)
Certain balances as of December 31, 2012 and 2011 have been revised as a result of correcting the real estate construction loan balance to include loans that were previously reported as commercial real estate mortgages.

        While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

        The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the quantitative models. The methodology to determine the qualitative reserves includes segmenting the Company's portfolio into three loan categories: Commercial real estate secured, Commercial and Consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank specific criteria such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company's assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions. At December 31, 2014, the Company had total qualitative reserves of $121.3 million, of which $26.0 million, $75.6 million and $19.7 million were assigned to the Commercial real estate secured, Commercial and Consumer segments, respectively. The primary drivers of the qualitative reserves as of December 31, 2014 are economic conditions, loan and industry concentrations, and loan growth. The Company had total qualitative reserves of $108.4 million and $92.8 million as of December 31, 2013 and 2012, respectively. The increase in the amount of qualitative reserves in 2014 was mainly due to loan growth, partially offset by improvements in the Company's credit quality metrics. While the amount of qualitative reserves has increased compared to prior years, the percentage of qualitative reserves to total loans and leases, excluding covered loans, has not changed significantly. The percentage of qualitative reserves to total loans and leases, excluding covered loans, was 0.60 percent as of year-end 2014, down slightly from 0.63 percent as of year-end 2013 and 2012.

        Nonaccrual loans, excluding covered loans, were $42.2 million at December 31, 2014, down from $68.7 million at December 31, 2013 and $99.8 million at December 31, 2012. Net loan recoveries in 2014 were $15.4 million, or 0.08 percent of average loans and leases, excluding covered loans, compared to $33.8 million, or 0.21 percent in 2013 and $7.1 million, or 0.05 percent in 2012. Classified loans were $190.8 million at December 31, 2014, down 40 percent from $315.5 million at December 31, 2013. In accordance with the Company's allowance for loan and lease losses methodology and in response to continuing credit quality improvement and net recoveries, the Company recorded a $14.0 million reversal of provision for loan and lease losses in 2014. The Company recorded no provision for loan and lease losses in 2013.

        The allowance for loan and lease losses, excluding covered loans, was $310.1 million as of December 31, 2014, compared with $302.6 million as of December 31, 2013 and $277.9 million as of December 31, 2012. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.53 percent, 1.76 percent and 1.88 percent at December 31, 2014, 2013 and 2012, respectively. The decrease in the ratio compared to prior years was mostly driven by loan growth. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 586.3 percent, 372.4 percent and 230.0 percent at December 31, 2014, 2013 and 2012, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

        The following table summarizes the activity in the allowance for losses on covered loans for the years ended December 31, 2014, 2013, 2012, 2011 and 2010:

	For the year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance, beginning of period	$15,922	$44,781	$64,565	$67,389	$—
Provision for losses	3,829	635	45,346	43,646	76,218
Net recoveries (charge-offs)	—	9	—	(325)	(414)
Reduction in allowance due to loan removals	(11,143)	(29,503)	(65,130)	(46,145)	(8,415)

Balance, end of period	$8,608	$15,922	$44,781	$64,565	$67,389

        The allowance for losses on covered loans was $8.6 million at December 31, 2014, down from $15.9 million at December 31, 2013 due to the stabilizing credit quality of covered loans and portfolio run-off. The covered loan portfolio decreased 29 percent to $511.0 million at December 31, 2014 from $716.9 million at December 31, 2013. Provision for losses on covered loans was $3.8 million in 2014, up from $0.6 million in 2013. Refer to "Covered Assets" included elsewhere in this report for further discussion of the provision for loan losses on covered loans.

Appraisals

        The Company's policies and procedures regarding requirements for when and how to assess real estate values are risk-based. There are several events that would trigger a valuation and an appraisal. A periodic valuation is performed for real estate assets with an increase in the frequency of the valuation when asset quality deteriorates. An appraisal is required when a loan is identified through the established risk analysis process as a substandard or more severely graded asset and it is re-appraised at least annually or more often if the Company believes there has been material deterioration in its value.

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

        The following table presents information on impaired loans as of December 31, 2014 and 2013. Loan and lease balances reflect the recorded investment as of the reporting date.

	December 31,
	2014		2013
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$15,611	$728	$21,194	$3,025
Impaired loans with no related allowance	45,611	—	79,470	—

Total impaired loans, excluding covered loans	$61,222		$100,664

Total impaired loans by loan type:
Commercial	$15,364	$399	$31,857	$1,961
Commercial real estate mortgages	25,042	281	38,154	586
Residential mortgages	11,937	48	9,211	478
Real estate construction	6,609	—	19,097	—
Home equity loans and lines of credit	2,270	—	2,329	—
Installment	—	—	16	—

Total impaired loans, excluding covered loans	$61,222	$728	$100,664	$3,025

(1)
Impaired loans include $30.6 million and $42.1 million of loans that are on accrual status at December 31, 2014 and 2013, respectively.

        The recorded investment in impaired loans, excluding covered loans, was $61.2 million at December 31, 2014, compared to $100.7 million at December 31, 2013. There were no impaired covered loans at December 31, 2014 and 2013.

Troubled Debt Restructured Loans

        Troubled debt restructured loans were $34.3 million, before specific reserves of $0.7 million, at December 31, 2014. At December 31, 2013, troubled debt restructured loans were $52.2 million, before specific reserves of $0.8 million. Troubled debt restructured loans included $18.9 million and $25.8 million of restructured loans on accrual status at December 31, 2014 and 2013, respectively. As of December 31, 2014, commitments to lend additional funds on restructured loans totaled $1.7 million.

Nonaccrual and Past Due Loans

        Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $52.9 million, or 0.26 percent of total loans and OREO, excluding covered assets, at December 31, 2014, compared with $81.3 million, or 0.47 percent, at December 31, 2013. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $12.8 million and $25.5 million at December 31, 2014 and December 31, 2013, respectively.

        Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain, regardless of the time period involved. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of December 31, 2014 and 2013.

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans is provided below:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Past due loans, excluding covered loans
30-89 days past due	$11,903	$11,116	$40,086	$17,978	$35,377
90 days or more past due on accrual status:
Commercial	148	—	602	—	904
Residential mortgages	921	379	379	379	379
Home equity loans and lines of credit	100	74	—	74	—
Installment	346	—	—	—	—
Lease financing	—	—	—	—	1,216

Total 90 days or more past due on accrual status	$1,515	$453	$981	$453	$2,499

Past due covered loans
30-89 days past due	$7,416	$15,494	$43,437	$49,111	$99,506
90 days or more past due on accrual status	28,344	45,662	112,396	330,169	399,019

        The following table presents information concerning nonaccrual loans and OREO:

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$15,096	$14,248	$9,087	$19,888	$19,498
Commercial real estate mortgages	3,575	18,449	33,198	21,948	44,882
Residential mortgages	11,943	11,661	9,603	9,771	18,721
Real estate construction	6,598	19,067	40,882	50,876	98,209
Home equity loans and lines of credit	4,864	5,144	6,424	8,669	6,782
Installment	84	32	473	874	590
Lease financing	7	50	120	—	2,241

Total nonaccrual loans, excluding covered loans	42,167	68,651	99,787	112,026	190,923
OREO, excluding covered OREO	10,736	12,611	21,027	30,790	57,317

Total nonperforming assets, excluding covered assets	$52,903	$81,262	$120,814	$142,816	$248,240

Nonperforming covered assets
Nonaccrual loans	$—	$—	$—	$422	$2,557
OREO	12,760	25,481	58,276	98,550	120,866

Total nonperforming covered assets	$12,760	$25,481	$58,276	$98,972	$123,423

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.21%	0.40%	0.67%	0.91%	1.68%
Nonperforming assets as a percentage of total loans and OREO	0.26	0.47	0.81	1.16	2.17
Allowance for loan and lease losses to nonaccrual loans	735.53	440.76	278.48	234.37	134.61
Allowance for loan and lease losses to total nonperforming assets	586.26	372.36	230.01	183.84	103.53
Allowance for loan and lease losses to total loans and leases	1.53	1.76	1.88	2.13	2.26

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

        The table below summarizes the total activity in non-covered and covered nonaccrual loans for the years ended December 31, 2014 and 2013:

Changes in Nonaccrual Loans

(in thousands)	2014	2013
Balance, beginning of the year	$68,651	$99,787
Loans placed on nonaccrual	40,386	40,879
Net recoveries	4,687	4,093
Loans returned to accrual status	(11,844)	(15,240)
Repayments (including interest applied to principal)	(53,953)	(59,861)
Transfers to OREO	(5,760)	(1,007)

Balance, end of the year	$42,167	$68,651

        The additional interest income that would have been recorded from nonaccrual loans, if the loans had not been on nonaccrual status was $4.0 million, $4.8 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Interest income not recognized on nonaccrual loans reduced the net interest margin by 2, 1 and 3 basis points for the years ended December 31, 2014, 2013 and 2012, respectively.

        In addition to loans disclosed above as past due or nonaccrual, management has also identified $4.3 million of credit facilities to 10 borrowers as of February 12, 2015, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at December 31, 2014, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers' financial condition and current economic conditions. In the Form 10-Q for the period ended September 30, 2014, the Company reported that management had identified $10.0 million of credit facilities to 8 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management's classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

        The following table provides a summary of OREO activity for 2014 and 2013:

	2014			2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	6,768	9,054	15,822	3,283	22,993	26,276
Sales	(8,523)	(19,696)	(28,219)	(10,280)	(48,773)	(59,053)
Valuation adjustments	(120)	(2,079)	(2,199)	(1,419)	(7,015)	(8,434)

Balance, end of year	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092

        OREO was $23.5 million and $38.1 million as of December 31, 2014 and 2013, respectively. The OREO balance for year-end 2014 includes covered OREO of $12.8 million, compared with $25.5 million at year-end 2013. The balance of OREO at December 31, 2014 and 2013 is net of valuation allowances of $7.4 million and $17.4 million, respectively.

        The Company recognized $12.9 million in total net gain on the sale of OREO in 2014, compared to a $9.7 million net gain in 2013. Net gain on the sale of OREO in 2014 included $6.1 million of net gain related to the sale of covered OREO compared to net gain of $5.5 million in 2013.

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

Other Assets

        The following table presents information on other assets:

(in thousands)	December 31, 2014	December 31, 2013
Accrued interest receivable	$80,721	$70,346
Deferred compensation fund assets	92,199	81,058
Stock in government agencies	58,376	64,354
Private equity and alternative investments	29,212	33,952
Bank-owned life insurance	88,069	85,596
Mark-to-market on derivatives	51,586	34,613
Income tax receivable	29,463	—
FDIC (payable) receivable	(993)	2,782
Equipment on operating leases, net	18,544	31,982
Other	90,649	101,484

Total other assets	$537,826	$506,167

Deposits

        Deposits totaled $28.11 billion as of December 31, 2014, an increase of 9 percent from $25.68 billion as of December 31, 2013. Average deposits were $26.68 billion in 2014, an increase of 11 percent from $23.95 billion in 2013. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $26.21 billion and $23.35 billion in 2014 and 2013, respectively, and represented 98 percent and 97 percent of total average deposits for the same periods. Average noninterest-bearing deposits for 2014 increased 15 percent from 2013.

        Certificates of deposit of $100,000 or more totaled $517.4 million at December 31, 2014, of which $241.7 million mature within three months, $203.5 million mature within four months to one year and $72.2 million mature beyond one year.

        At December 31, 2014 and 2013, the aggregate amount of deposits by foreign depositors in domestic offices totaled $424.5 million and $304.5 million, respectively. Brokered deposits were $18.6 million and $18.7 million at December 31, 2014 and 2013, respectively.

        Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $2.92 billion in 2014, up 16 percent from $2.52 billion in 2013. The growth in Treasury Services deposits was due primarily to mortgage transaction activity on higher priced homes.

Borrowed Funds

        Total borrowed funds as of December 31, 2014 were $961.5 million, compared to $739.9 million as of December 31, 2013. Total average borrowed funds were $695.6 million and $1.25 billion in 2014 and 2013, respectively.

        Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $322.9 million as of December 31, 2014, compared to $3.9 million as of December 31, 2013. Short-term borrowings at December 31, 2014 consist of $320.0 million of federal funds purchased at the end of 2014 and $2.9 million of the current portion of nonrecourse debt. The increase from prior year was due to outstanding federal funds purchased.

        Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $638.6 million and $736.0 million as of December 31, 2014 and 2013, respectively. The Company's long-term borrowings have maturity dates ranging from January 2016 to November 2034.

Off-Balance Sheet

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments, and will evaluate each client's creditworthiness on a case-by-case basis. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        The Company had off-balance sheet credit commitments totaling $9.49 billion at December 31, 2014 and $8.04 billion at December 31, 2013. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit. In 2013, the Company had $733.5 million outstanding in letters of credit, comprised of $617.3 million in standby letters of credit and $116.2 million in commercial letters of credit.

        In addition to the commitments described above, the Company enters into other contractual obligations in the ordinary course of business. Certain of these obligations, such as time deposits and long-term debt, are recorded as liabilities in the consolidated financial statements. Other items, such as operating leases and agreements to purchase goods or services are only required to be disclosed. The following table summarizes the Company's contractual obligations at December 31, 2014, and provides the expected cash payments to be made in future periods to settle these obligations. Expected cash payments associated with time deposits and long-term debt are based on deposit maturity and principal payment dates, respectively.

 Contractual Obligations

	Minimum Contractual Payments by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Time deposits (1)	$674,910	$582,966	$74,574	$16,122	$1,248
Subordinated and long-term debt (1)	839,275	37,979	124,840	178,191	498,265
Operating leases	288,588	47,361	83,835	71,039	86,353
Purchases of affiliate interests	29,473	7,308	14,616	3,352	4,197
Purchase obligations (2)	131,807	30,148	39,982	40,566	21,111
Contingent tax reserves	1,261	—	1,261	—	—

Total contractual obligations	$1,965,314	$705,762	$339,108	$309,270	$611,174

(1)
Includes contractual interest payments.

(2)
Represents agreements to purchase data processing services, software licenses and support, and other professional services.

        See Note 20, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for further discussion of commitments and other off-balance sheet arrangements.

Capital

        Dividends on preferred stock are payable quarterly, in arrears, if declared by the Board. Dividends of $55.00 and $67.50 were paid to each share of Series C preferred stock and Series D preferred stock, respectively, in 2014.

        The Corporation paid dividends of $1.32 per share of common stock in 2014 and $0.75 per share of common stock in 2013. On January 22, 2015, the Board increased the Company's quarterly common stock cash dividend from $0.33 per share to $0.35 per share, payable on February 18, 2015 to shareholders of record on February 4, 2015.

        The ratio of period-end equity to period-end assets was 9.06 percent and 9.22 percent as of December 31, 2014 and 2013, respectively. Period-end common shareholders' equity to period-end assets was 8.24 percent and 8.32 percent as of December 31, 2014 and 2013, respectively.

        The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at December 31, 2014 and 2013:

	Regulatory Well-Capitalized Standards	December 31, 2014	December 31, 2013
City National Corporation
Tier 1 leverage	—	7.22%	7.17%
Tier 1 risk-based capital	6.00%	9.78	10.09
Total risk-based capital	10.00	11.95	13.00
Tangible common equity to tangible assets (1)	—	6.32	6.17
Tier 1 common equity to risk-based assets (2)	—	8.64	8.78
City National Bank
Tier 1 leverage	5.00%	7.08%	7.25%
Tier 1 risk-based capital	6.00	9.60	10.20
Total risk-based capital	10.00	11.74	13.08

(1)
Tangible common equity to tangible assets is a non-GAAP financial measure that represents total common equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common equity to tangible assets in evaluating the Company's capital levels and has included this ratio in response to market participant and regulatory' interest in tangible common equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	December 31, 2014	December 31, 2013
Common equity	$2,688,216	$2,473,370
Less: Goodwill and other intangible assets	(670,699)	(683,243)

Tangible common equity (A)	$2,017,517	$1,790,127

Total assets	$32,610,363	$29,717,951
Less: Goodwill and other intangible assets	(670,699)	(683,243)

Tangible assets (B)	$31,939,664	$29,034,708

Tangible common equity to tangible assets (A)/(B)	6.32%	6.17%
Tier 1 capital	$2,327,582	$2,095,576
Less: Preferred stock	(267,616)	(267,616)
Less: Trust preferred securities	(5,000)	(5,155)

Tier 1 common equity (C)	$2,054,966	$1,822,805

Risk-weighted assets (D)	$23,797,538	$20,766,237
Tier 1 common equity to risk-based assets (C)/(D)	8.64%	8.78%

 QUARTERLY RESULTS

        The following table summarizes quarterly operating results for 2014 and 2013:

2014 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$213,085	$232,325	$227,594	$234,442	$907,446
Interest expense	13,287	13,223	11,818	10,881	49,209

Net interest income	199,798	219,102	215,776	223,561	858,237
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	—	(1,000)	(8,000)	(5,000)	(14,000)
(Reversal of) provision for losses on covered loans	4,655	(1,461)	589	46	3,829

Net interest income after provision for credit losses	195,143	221,563	223,187	228,515	868,408
Noninterest income	99,126	95,980	107,978	101,283	404,367
Impairment loss on securities	—	(248)	(75)	(97)	(420)
Gain on sale of securities	2,122	5,367	14	128	7,631
Noninterest expense	214,893	225,622	227,202	234,472	902,189

Income before taxes	81,498	97,040	103,902	95,357	377,797
Income taxes	26,288	29,829	34,404	28,687	119,208

Net income	$55,210	$67,211	$69,498	$66,670	$258,589

Less: Net income attributable to noncontrolling interest	699	510	847	714	2,770

Net income attributable to City National Corporation	$54,511	$66,701	$68,651	$65,956	$255,819

Less: Dividends on preferred stock	4,094	4,094	4,093	4,094	16,375

Net income available to common shareholders	$50,417	$62,607	$64,558	$61,862	$239,444

Net income per common share, basic	$0.91	$1.13	$1.16	$1.11	$4.31

Net income per common share, diluted	$0.90	$1.11	$1.15	$1.10	$4.26

 2013 Quarterly Operating Results (Unaudited)

	Quarter ended
(in thousands)	March 31	June 30	September 30	December 31	Total
Interest income	$215,800	$216,995	$228,093	$218,773	$879,661
Interest expense	14,727	14,076	13,822	13,321	55,946

Net interest income	201,073	202,919	214,271	205,452	823,715
Provision for credit losses on loans and leases, excluding covered loans	—	—	—	—	—
(Reversal of) provision for losses on covered loans	9,892	(11,927)	2,496	174	635

Net interest income after provision for credit losses	191,181	214,846	211,775	205,278	823,080
Noninterest income	92,482	76,601	83,239	95,198	347,520
Impairment loss on securities	—	(182)	(144)	—	(326)
Gain (loss) on sale of securities	1,046	5,790	5,788	(4,649)	7,975
Noninterest expense	211,340	211,429	209,364	218,981	851,114

Income before taxes	73,369	85,626	91,294	76,846	327,135
Income taxes	21,261	25,422	27,052	20,884	94,619

Net income	$52,108	$60,204	$64,242	$55,962	$232,516

Less: Net income attributable to noncontrolling interest	585	463	609	850	2,507

Net income attributable to City National Corporation	$51,523	$59,741	$63,633	$55,112	$230,009

Less: Dividends on preferred stock	2,406	2,406	2,407	2,406	9,625

Net income available to common shareholders	$49,117	$57,335	$61,226	$52,706	$220,384

Net income per common share, basic	$0.90	$1.05	$1.12	$0.96	$4.02

Net income per common share, diluted	$0.90	$1.04	$1.10	$0.95	$3.99

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, using the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, has issued an audit report on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board. That report appears on page A-2.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited City National Corporation's (the Corporation) internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Corporation's internal control over financial reporting based on our audit.

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

        In our opinion, City National Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of City National Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Los Angeles, California
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of City National Corporation:

        We have audited the accompanying consolidated balance sheets of City National Corporation and subsidiaries (the Corporation) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of City National Corporation and subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

                      /s/ KPMG LLP

Los Angeles, California
February 27, 2015

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share amounts)	2014	2013
Assets
Cash and due from banks	$336,470	$183,227
Due from banks—interest-bearing	119,981	552,719
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale—cost $5,894,509 and $6,267,691 at December 31, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	14,654	12,376
Held in portfolio	5,868,329	6,228,741
Securities held-to-maturity—fair value $3,484,647 and $2,883,935 at December 31, 2014 and December 31, 2013, respectively:
Securities pledged as collateral	521,262	—
Held in portfolio	2,905,769	2,957,843
Trading securities	173,188	82,357
Loans and leases, excluding covered loans	20,337,206	17,170,438
Less: Allowance for loan and lease losses	310,149	302,584

Loans and leases, excluding covered loans, net	20,027,057	16,867,854
Covered loans, net of allowance for loan losses	502,371	700,989

Net loans and leases	20,529,428	17,568,843
Premises and equipment, net	207,700	198,398
Deferred tax asset	230,376	217,990
Goodwill	635,868	642,622
Customer-relationship intangibles, net	34,831	40,621
Affordable housing investments	203,010	188,207
Customers' acceptance liability	17,664	10,521
Other real estate owned ($12,760 and $25,481 covered by FDIC loss share at December 31, 2014 and December 31, 2013, respectively)	23,496	38,092
FDIC indemnification asset	50,511	89,227
Other assets	537,826	506,167

Total assets	$32,610,363	$29,717,951

Liabilities
Demand deposits	$18,030,021	$16,058,968
Interest checking deposits	2,736,391	2,467,890
Money market deposits	6,198,798	6,022,457
Savings deposits	469,931	441,521
Time deposits—under $100,000	155,568	176,488
Time deposits—$100,000 and over	517,394	512,113

Total deposits	28,108,103	25,679,437
Short-term borrowings	322,861	3,889
Long-term debt	638,600	735,968
Reserve for off-balance sheet credit commitments	27,811	33,944
Acceptances outstanding	17,664	10,521
Other liabilities	499,514	473,438

Total liabilities	29,614,553	26,937,197
Redeemable noncontrolling interest	39,978	39,768
Commitments and contingencies
Shareholders' Equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at December 31, 2014 and December 31, 2013	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 55,162,455 and 54,667,295 shares issued at December 31, 2014 and December 31, 2013, respectively	55,162	54,667
Additional paid-in capital	578,046	541,210
Accumulated other comprehensive loss	(7,074)	(15,641)
Retained earnings	2,084,361	1,918,163
Treasury shares, at cost—377,224 and 483,523 shares at December 31, 2014 and December 31, 2013, respectively	(22,279)	(25,029)

Total common shareholders' equity	2,688,216	2,473,370

Total shareholders' equity	2,955,832	2,740,986

Total liabilities and shareholders' equity	$32,610,363	$29,717,951

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Interest Income
Loans and leases	$725,080	$704,745	$708,851
Securities	174,143	167,787	176,661
Due from banks—interest-bearing	1,883	1,285	721
Federal funds sold and securities purchased under resale agreements	6,340	5,844	318

Total interest income	907,446	879,661	886,551

Interest Expense
Deposits	8,271	11,114	14,042
Federal funds purchased and securities sold under repurchase agreements	1	401	46
Subordinated debt	20,689	24,481	20,619
Other long-term debt	20,248	19,401	21,008
Other short-term borrowings	—	549	—

Total interest expense	49,209	55,946	55,715

Net interest income	858,237	823,715	830,836
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(14,000)	—	10,000
Provision for losses on covered loans	3,829	635	45,346

Net interest income after provision	868,408	823,080	775,490

Noninterest Income
Trust and investment fees	221,335	196,474	155,224
Brokerage and mutual fund fees	46,142	34,101	27,804
Cash management and deposit transaction charges	48,822	50,501	45,649
International services	46,068	42,037	39,963
FDIC loss sharing expense, net	(52,858)	(64,774)	(6,017)
Gain on disposal of assets	13,280	9,026	11,293
Gain on sale of securities	7,631	7,975	1,113
Other	81,578	80,155	82,865
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(684)	(326)	(1,279)
Less: Portion of loss recognized in other comprehensive income	264	—	988

Net impairment loss recognized in earnings	(420)	(326)	(291)

Total noninterest income	411,578	355,169	357,603

Noninterest Expense
Salaries and employee benefits	561,285	517,743	479,302
Net occupancy of premises	64,273	65,720	61,534
Legal and professional fees	61,957	52,255	53,995
Information services	39,645	37,352	34,244
Depreciation and amortization	32,421	32,267	32,485
Amortization of intangibles	5,791	7,517	7,268
Marketing and advertising	36,676	33,185	29,510
Office services and equipment	20,723	19,480	17,848
Other real estate owned	7,467	18,127	38,253
FDIC assessments	13,517	15,566	18,117
Other operating	58,434	51,902	52,582

Total noninterest expense	902,189	851,114	825,138
Income before income taxes	377,797	327,135	307,955
Income taxes	119,208	94,619	98,822

Net income	$258,589	$232,516	$209,133
Less: Net income attributable to noncontrolling interest	2,770	2,507	1,084

Net income attributable to City National Corporation	$255,819	$230,009	$208,049
Less: Dividends on preferred stock	16,375	9,625	—

Net income available to common shareholders	$239,444	$220,384	$208,049

Net income per common share, basic	$4.31	$4.02	$3.85

Net income per common share, diluted	$4.26	$3.99	$3.83

Weighted-average common shares outstanding, basic	54,959	54,139	53,211

Weighted-average common shares outstanding, diluted	55,691	54,640	53,475

Dividends per common share	$1.32	$0.75	$1.50

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2014	2013	2012
Net income	$258,589	$232,516	$209,133
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	13,128	(98,205)	13,973
Reclassification adjustment for net gains included in net income	(4,404)	(3,962)	(107)
Non-credit related impairment loss	(153)	—	(575)
Foreign currency translation adjustments	(4)	—	—
Net change on cash flow hedges	—	(56)	(166)
Pension liability adjustment	—	—	1,085

Total other comprehensive income (loss)	8,567	(102,223)	14,210

Comprehensive income	$267,156	$130,293	$223,343
Less: Comprehensive income attributable to noncontrolling interest	2,770	2,507	1,084

Comprehensive income attributable to City National Corporation	$264,386	$127,786	$222,259

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$258,589	$232,516	$209,133
Adjustments to net income:
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(14,000)	—	10,000
Provision for losses on covered loans	3,829	635	45,346
Amortization of intangibles	5,791	7,517	7,268
Depreciation and amortization	32,421	32,267	32,485
Share-based employee compensation expense	21,910	22,765	18,563
Deferred income tax (benefit) expense	(18,681)	(20,187)	12,309
Gain on disposal of assets	(13,280)	(9,026)	(11,293)
Gain on sale of securities	(7,631)	(7,975)	(1,113)
Impairment loss on securities	420	326	291
Other, net	30,746	31,505	(28,632)
Net change in:
Trading securities	(90,914)	33,866	(52,134)
Other assets and other liabilities, net	(27,237)	96,375	20,130

Net cash provided by operating activities	181,963	420,584	262,353

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(2,607,049)	(3,371,639)	(5,362,435)
Sales of securities available-for-sale	624,246	2,371,399	52,085
Maturities and paydowns of securities available-for-sale	2,342,144	2,763,884	3,659,370
Purchase of securities held-to-maturity	(701,531)	(617,286)	(958,871)
Maturities and paydowns of securities held-to-maturity	226,657	49,132	25,863
Loan originations, net of principal collections	(2,902,102)	(1,961,074)	(1,746,581)
Net payments for premises and equipment	(43,036)	(81,232)	(33,571)
Net cash paid in acquisitions	—	—	(123,746)
Proceeds from sale of business	7,053	—	—
Other investing activities, net	16,017	71,747	97,765

Net cash used in investing activities	(3,037,601)	(775,069)	(4,390,121)

Cash Flows From Financing Activities
Net increase in deposits	2,428,666	2,177,082	3,114,773
Net increase (decrease) in federal funds purchased	320,000	(1,214,200)	1,164,200
Issuance of long-term debt	48,779	62,403	168,366
Repayment of long-term debt	(147,091)	(240,511)	(260,767)
Proceeds from exercise of stock options	27,782	40,466	22,428
Tax benefit from exercise of stock options	4,288	4,718	3,089
Issuance of preferred stock	—	97,696	169,920
Cash dividends paid	(88,908)	(50,375)	(80,380)
Other financing activities, net	(17,373)	(2,253)	(3,270)

Net cash provided by financing activities	2,576,143	875,026	4,298,359

Net (decrease) increase in cash and cash equivalents	(279,495)	520,541	170,591
Cash and cash equivalents at beginning of year	935,946	415,405	244,814

Cash and cash equivalents at end of period	$656,451	$935,946	$415,405

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$51,259	$60,511	$51,966
Income taxes	170,779	60,668	108,833
Non-cash investing activities:
Transfer of loans to other real estate owned	$15,822	$26,276	$64,554
Transfer of securities from available-for-sale to held-to-maturity	—	994,329	—
Transfer of SERP liability to equity	—	—	8,348
Assets acquired (liabilities assumed) in acquisitions:
Loans and leases	$—	$—	$318,301
Other borrowings	—	—	(320,856)

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share amounts)	Common shares issued	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Treasury shares	Total shareholders' equity
Balance, December 31, 2011	53,885,886	$—	$53,886	$489,200	$72,372	$1,611,969	$(82,578)	$2,144,849
Net income (1)	—	—	—	—	—	208,049	—	208,049
Other comprehensive income, net of tax	—	—	—	—	14,210	—	—	14,210
Issuance of preferred stock	—	169,920	—	—	—	—	—	169,920
Issuance of shares under share-based compensation plans	—	—	—	(27,987)	—	—	48,210	20,223
Share-based employee compensation expense	—	—	—	17,350	—	—	—	17,350
Tax benefit from share-based compensation plans	—	—	—	2,118	—	—	—	2,118
Common stock dividends	—	—	—	—	—	(81,061)	—	(81,061)
Net change in deferred compensation plans	—	—	—	957	—	—	2	959
Change in redeemable noncontrolling interest	—	—	—	353	—	—	—	353
Other (2)	—	—	—	8,348	—	—	—	8,348

Balance, December 31, 2012	53,885,886	169,920	53,886	490,339	86,582	1,738,957	(34,366)	2,505,318
Net income (1)	—	—	—	—	—	230,009	—	230,009
Other comprehensive loss, net of tax	—	—	—	—	(102,223)	—	—	(102,223)
Issuance of preferred stock	—	97,696	—	—	—	—	—	97,696
Issuance of shares under share-based compensation plans	781,409	—	781	26,878	—	—	9,338	36,997
Share-based employee compensation expense	—	—	—	17,743	—	—	—	17,743
Tax benefit from share-based compensation plans	—	—	—	4,615	—	—	—	4,615
Dividends:
Preferred	—	—	—	—	—	(9,625)	—	(9,625)
Common	—	—	—	—	—	(41,178)	—	(41,178)
Net change in deferred compensation plans	—	—	—	856	—	—	(1)	855
Change in redeemable noncontrolling interest	—	—	—	779	—	—	—	779

Balance, December 31, 2013	54,667,295	267,616	54,667	541,210	(15,641)	1,918,163	(25,029)	2,740,986
Net income (1)	—	—	—	—	—	255,819	—	255,819
Other comprehensive income, net of tax	—	—	—	—	8,567	—	—	8,567
Issuance of shares under share-based compensation plans	490,466	—	490	20,232	—	—	2,755	23,477
Share-based employee compensation expense	—	—	—	17,518	—	—	—	17,518
Tax benefit from share-based compensation plans	—	—	—	3,044	—	—	—	3,044
Dividends:
Preferred	—	—	—	—	—	(16,375)	—	(16,375)
Common	—	—	—	—	—	(73,246)	—	(73,246)
Net change in deferred compensation plans	4,694	—	5	986	—	—	(5)	986
Change in redeemable noncontrolling interest	—	—	—	(4,944)	—	—	—	(4,944)

Balance, December 31, 2014	55,162,455	$267,616	$55,162	$578,046	$(7,074)	$2,084,361	$(22,279)	$2,955,832

(1)
Net income excludes net income attributable to redeemable noncontrolling interest of $2,770, $2,507 and $1,084 for 2014, 2013 and 2012, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 22 of the Notes to Consolidated Financial Statements.

(2)
Conversion of pension liability to equity. See Note 18 for additional information.

See accompanying Notes to the Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization

        City National Corporation (the "Corporation") is the holding company for City National Bank (the "Bank"). The Bank delivers banking, investment and trust services through 75 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of December 31, 2014, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the "Company" mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

Consolidation

        The consolidated financial statements of the Company include the accounts of the Corporation, its non-bank subsidiaries, the Bank and the Bank's wholly owned subsidiaries, after the elimination of all material intercompany transactions. It also includes noncontrolling interest, which is the portion of equity in a subsidiary not attributable to a parent. Redeemable noncontrolling interests are noncontrolling ownership interests that are redeemable at the option of the holder or outside the control of the issuer. The redeemable noncontrolling interests of third parties in the Corporation's investment advisory affiliates are not considered to be permanent equity and are reflected as Redeemable noncontrolling interest in the mezzanine section between liabilities and equity in the consolidated balance sheets. Noncontrolling interests' share of subsidiary earnings is reflected as Net income attributable to noncontrolling interest in the consolidated statements of income.

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

Use of Estimates

        The Company's accounting and reporting policies conform to generally accepted accounting principles ("GAAP") and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company's estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned ("OREO"), valuation of share-based compensation awards, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investments impairment, valuation of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation ("FDIC") indemnification asset, valuation of noncontrolling interest, and the valuation of financial assets and liabilities reported at fair value.

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

        For each asset and liability required to be reported at fair value, management has identified the unit of account for purposes of measuring fair value. The unit of account is the level at which an asset or liability is aggregated or disaggregated for purposes of applying fair value measurement. The Company measures its assets and liabilities on a standalone basis then aggregates assets and liabilities with similar characteristics for disclosure purposes.

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

        The Company records securities available-for-sale, trading securities, derivative contracts, certain contingent assets and liabilities, and redeemable noncontrolling interest at fair value on a recurring basis. Certain assets such as impaired loans, OREO, securities held-to-maturity, goodwill, customer-relationship intangibles and investments carried at cost are recorded at fair value on a nonrecurring basis. Nonrecurring fair value measurements typically involve assets that are periodically evaluated for impairment and for which any impairment is recorded in the period in which the remeasurement is performed.

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value follows.

        Securities Available-for-sale and Trading Securities—Fair values for U.S. Treasury securities, marketable equity securities and trading securities, with the exception of agency and municipal securities held in the trading account, are based on quoted market prices. Securities with fair values based on quoted market prices are classified in Level 1 of the fair value hierarchy. Level 2 securities include the Company's portfolio of federal agency, mortgage-backed, state and municipal securities for which fair values are calculated with models using quoted prices and other inputs directly or indirectly observable for the asset. Prices for the significant majority of these securities are obtained through a third-party valuation source. Management reviewed the valuation techniques and assumptions used by the provider and determined that the provider utilizes widely accepted valuation techniques based on observable market inputs appropriate for the type of security being measured. Prices for the remaining securities are obtained from dealer quotes. Securities classified in Level 3 include municipal auction rate securities for which the market is inactive. Fair values for these securities were determined using internal models based on assumptions that are not observable in the market. Securities held-to-maturity are not measured at fair value on a recurring basis.

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

        Derivatives—The fair value of non-exchange traded (over-the-counter) derivatives are obtained from third party market sources that use conventional valuation methodologies. The Company provides client data to the third party sources for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. The fair values of interest rate contracts include interest receivable and cash collateral, if any. Although the Company has determined that the majority of the inputs used to value derivative contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified the derivative contract valuations in their entirety in Level 2 of the fair value hierarchy.

        The fair value of foreign exchange options and transactions are derived from market spot and/or forward foreign exchange rates and are classified in Level 1 of the fair value hierarchy.

        The fair value of equity warrants are determined using a Black-Scholes option pricing model. Key inputs to the valuation model include current share estimated fair value, strike price, volatility, expected life, risk-free interest rate, and market and liquidity discounts. Several of the inputs to the valuation model incorporate assumptions by management that are not observable in the market; consequently, the valuation of warrants is classified in Level 3 of the fair value hierarchy. The grant date fair value of a warrant is deemed to be a loan fee and is recognized in interest income over the life of the loan as an adjustment to yield.

        Contingent Consideration Asset—The fair value of the contingent consideration asset is determined by discounting the expected future payments to be received using an investment-grade bond rate for finance companies. The contingent consideration asset is classified in Level 3 of the fair value hierarchy.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

        Contingent Liabilities—Contingent liabilities include contingent consideration obligations from business combinations that are settled in cash and FDIC clawback liabilities associated with FDIC-assisted acquisitions. Contingent consideration represents additional purchase price consideration to be transferred to the former shareholders of an acquired entity if certain future events or conditions are met. These contingencies are generally based on earnings or revenue growth targets contained in the acquisition agreement. FDIC clawback liabilities represent estimated payments by the Company to the FDIC if actual cumulative losses on acquired covered assets are lower than the adjusted intrinsic losses contractually set forth in the FDIC loss-sharing agreements. Contingent consideration and FDIC clawback liabilities are recorded at fair value based on the circumstances that exist as of the acquisition date and are remeasured to fair value at each reporting date until the contingency is resolved. The Company's contingent liabilities are valued using the discounted cash flow method based on the terms specified in the acquisition or loss-sharing agreements and the following unobservable inputs, as applicable: (1) risk-adjusted discount rate reflecting the Bank's credit risk, plus a liquidity premium, (2) loan performance assumptions such as prepayments and losses, (3) management's forecast of a range of possible performance outcomes, including revenue growth and margin, and (4) management's estimate of the probability of each possible outcome. Contingent liabilities are classified in Level 3 of the fair value hierarchy.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

Amortized cost includes adjustments made to the cost of an investment for amortization, accretion, collection of cash and previous other-than-temporary impairment recognized in earnings. The Company's impairment assessment of debt securities takes the following factors into consideration: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest and principal payments; external credit ratings, and whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. For equity securities, the evaluation of whether an impairment is other-than-temporary is based on whether or when an equity security will recover in value and whether the Company has the intent and ability to hold the equity security until the anticipated recovery in value occurs. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security's new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

        Other-than-temporary impairment losses on equity securities are recognized in earnings. For debt securities, if the Company intends to sell an impaired debt security or it is more likely than not it will be required to sell a security prior to recovery of its amortized cost, an impairment loss is recognized in earnings for the entire difference between the amortized cost and fair value of the security on the measurement date. If the Company does not intend to sell the security and it is not more likely than not it would be required to sell the security prior to recovery of its amortized cost, the credit loss component of impairment is recognized in earnings. Impairment associated with factors other than credit, such as market liquidity, is recognized in other comprehensive income, net of tax. A credit loss is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, discounted at the security's effective interest rate at the date of acquisition.

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

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company's allowance methodology. The provision for credit losses reflects management's judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company's loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company's ongoing credit review process. As

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

conditions change, the Company's level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

        For commercial, non-homogenous loans that are not impaired, the Bank derives loss factors for each risk grade and loan type via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the quantitative model. The methodology to determine the qualitative reserves includes segmenting the Company's portfolio into three loan categories: commercial real estate secured, commercial and consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank specific criteria, such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company's assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions.

        A portion of the allowance for loan and lease losses is attributed to impaired loans that are individually measured for impairment. This measurement is based on the present value of expected future cash flows discounted using the loan's contractual effective rate, the fair value of collateral or the secondary market value of the loan.

        The allowance for loan and lease losses is decreased by the amount of charge-offs and increased by the amount of recoveries. Generally, commercial, commercial real estate and real estate construction loans are charged off immediately when it is determined that advances to the borrower are in excess of the calculated current fair value of the collateral and if a borrower is deemed incapable of repayment of unsecured debt, there is little or no prospect for near term improvement and no realistic strengthening action of significance pending. Consumer loans are charged off based on delinquency, ranging from 60 days for overdrafts to 180 days for secured consumer loans, or earlier when it is determined that the loan is uncollectible due to a triggering event, such as bankruptcy, fraud or death.

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

Software

        Capitalized software is stated at cost, less accumulated amortization. Capitalized software includes purchased software and capitalizable application development costs associated with internally developed software. Amortization is computed on a straight-line basis and charged to expense over the estimated useful life of the software which is generally three to ten years. Capitalized software is included in Premises and equipment, net in the consolidated balance sheets.

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

        Management reviews these investments quarterly for possible other-than-temporary impairment. This review includes estimating the fair value of the investments based on the facts and circumstances associated with each investment, expectations for future cash flows and capital needs, the viability of the entity's business model and the likelihood that the capital invested will be recovered. An impairment loss is recognized if the estimated fair value of the investment is less than cost and the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value.
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

Investment Fee Revenue

        Investment fee revenue consists of trust, investment management, performance and mutual fund fees. It also includes gains, losses and commissions on brokered securities transactions with clients. Investment fee revenue is recognized over the period in which services are performed.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

International Services Income

        International services income includes foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection and other fee income. International services fees are recognized when earned.

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

        Basic EPS is computed by dividing distributed and undistributed earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Distributed and undistributed earnings available to common shareholders represent net income reduced by preferred stock dividends and distributed and undistributed earnings available to participating securities. Common shares outstanding include common stock, vested restricted stock awards and contingently issuable shares. Diluted EPS reflects the assumed conversion of all potential dilutive securities.

Derivatives and Hedging

        As part of its asset and liability management strategies, the Company may use interest-rate swaps to mitigate interest-rate risk associated with changes to (1) the fair value of certain fixed-rate deposits and borrowings (fair value hedges) and (2) certain cash flows related to future interest payments on variable rate loans (cash flow hedges). Interest-rate swap agreements involve the exchange of fixed and variable rate interest payments between counterparties based upon a notional principal amount and maturity date. The Company recognizes derivatives as assets or liabilities on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company's interest-rate risk management contracts qualify for hedge accounting treatment under ASC Topic 815, Derivatives and Hedging ("ASC 815").

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

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts The Company enters into foreign currency option contracts with clients to assist them in hedging their economic exposures arising out of foreign-currency denominated commercial transactions. Foreign currency options allow the counterparty to purchase or sell a foreign currency at a specified date and price. These option contracts are offset by paired trades with third-party banks. The Company also takes proprietary currency positions within risk limits established by the Company's Asset/Liability Management Committee. Both the realized and unrealized gains and losses on foreign exchange contracts are recorded in Other noninterest income in the consolidated statements of income.

        In the course of negotiating credit facilities, the Company may obtain rights to acquire stock in the form of equity warrants in primarily private, venture-backed technology companies. The warrants grant the Company an option to purchase a specific number of shares of stock in the underlying company at a specific price within a specific time period. The warrant agreements typically contain a net share settlement provision (cashless exercise) which gives the Company the option to receive at exercise a number of shares equal to the intrinsic value of the warrant divided by the share price. Equity warrants are accounted for as derivatives under ASC 815 and are recorded as derivative assets at their estimated fair value on the grant date. The warrant portfolio is reviewed quarterly for changes in fair value. Subsequent changes in the fair value of warrants are recognized in Other noninterest income. If a warrant is exercised or paid out for cash, the gain is recorded in Other noninterest income.

Accounting Pronouncements

        The following is a summary of accounting pronouncements that became effective during the year ended December 31, 2014:

  •
  In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date ("ASU 2013-04"). ASU 2013-04 provides guidance for the recognition,

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    measurement and disclosure of obligations resulting from joint and several liability arrangements. Examples of obligations within the scope of the ASU include debt arrangements, other contractual obligations and settled litigation. ASU 2013-04 requires entities to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. Adoption of the new guidance on January 1, 2014 did not have a significant impact on the Company's consolidated financial statements.

  •
  In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires an entity to present liabilities for unrecognized tax benefits in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows: (1) to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (2) the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose. In these situations, the unrecognized tax benefit should be presented in the balance sheet as a liability and should not be combined with deferred tax assets. Adoption of the new guidance on January 1, 2014 did not have a significant impact on the Company's consolidated financial statements.

        The following is a summary of recently issued accounting pronouncements:

  •
  In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). ASU 2014-01 permits an entity to make an accounting policy election to apply a proportionate amortization method to its low income housing tax credit investments if certain conditions are met. Under the proportionate amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the income statement as a component of income taxes attributable to continuing operations. The ASU is effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. On January 1, 2015, the Company adopted ASU 2014-01 and elected to apply the proportionate amortization method to its low income housing tax credit investments. Following adoption, the Company will recognize amortization of its tax credit investments as a component of income taxes. The Company previously recognized amortization as a component of noninterest expense. ASU 2014-01 requires retrospective application to all prior periods presented in the Company's consolidated financial statements. Net income available to common shareholders for the year ended December 31, 2014, as presented in the Company's consolidated financial statements for 2015, will decrease by approximately $4 million as a result of adopting ASU 2014-01.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

  •
  In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure ("ASU 2014-04"). ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to OREO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. The ASU is effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Entities will have the option of adopting the guidance using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014, and interim periods therein. The new guidance will be applied prospectively. Early adoption is permitted. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 ("ASU 2014-09"). The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU outlines a five-step process for applying the new revenue model and expands required disclosures on revenue recognition. The ASU is effective for annual reporting periods, and interim reporting periods within those periods, beginning after December 15, 2016. Entities have the option of using either a full or modified retrospective approach for adoption. Early application is not permitted. The Company is assessing the impact of the new guidance on its consolidated financial statements.

  •
  In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU 2014-11"). ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other repurchase agreements. Going forward, these transactions will all be accounted for as secured borrowings. Under the new guidance, parties to a repurchase financing transaction will be required to separately account for the initial transfer of the financial asset and the related repurchase agreement. The initial transfer of the financial asset would be accounted for as a sale by the transferor only if all criteria for derecognition have been met. ASU 2014-11 requires new or expanded disclosures for repurchase agreements and similar transactions accounted for as

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

    secured borrowings. The ASU is effective for the Company for the first interim or annual period beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 incorporates into U.S. GAAP a requirement that management complete a going concern evaluation similar to that performed by an entity's external auditor. Under the new guidance, management will be required to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements. Further, an entity must provide certain disclosures if there is substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

  •
  In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force). The ASU gives an acquired entity the option of applying pushdown accounting in its stand-alone financial statements when an acquirer obtains control. The ASU was effective on the date of issuance. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. If financial statements for the period in which the most recent change-in-control event occurred have already been issued, the application of this guidance would be a change in accounting principle. The SEC rescinded its previous guidance on pushdown accounting concurrent with the effective date of the ASU. Adoption of the guidance did not have a significant impact on the Company's consolidated financial statements for the year ended December 31, 2014.

Note 2. Restrictions on Cash and Due from Banks

        Bank subsidiaries are required to maintain minimum average reserve balances with the Federal Reserve Bank ("FRB"). The amount of those reserve balances averaged approximately $207.3 million and $180.8 million for the years ended December 31, 2014 and 2013, respectively.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements

        The following tables summarize assets and liabilities measured at fair value as of December 31, 2014 and 2013 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2014	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$116,926	$116,926	$—	$—
Federal agency—Debt	1,398,581	—	1,398,581	—
Federal agency—MBS	104,526	—	104,526	—
CMOs—Federal agency	3,580,590	—	3,580,590	—
CMOs—Non-agency	24,014	—	24,014	—
State and municipal	479,031	—	475,484	3,547
Other debt securities	176,169	—	176,169	—
Equity securities and mutual funds	3,146	3,146	—	—
Trading securities	173,188	171,778	1,410	—
Derivative assets (1)	51,586	6,106	44,598	882
Contingent consideration asset (1)	2,930	—	—	2,930

Total assets at fair value	$6,110,687	$297,956	$5,805,372	$7,359

Liabilities
Derivative liabilities	$51,309	$6,623	$44,686	$—
Contingent consideration liability	34,983	—	—	34,983
FDIC clawback liability	15,106	—	—	15,106
Other liabilities	946	—	946	—

Total liabilities at fair value (2)	$102,344	$6,623	$45,632	$50,089

Redeemable noncontrolling interest	$39,978	$—	$—	$39,978
Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$5,644	$—	$—	$5,644

Total assets at fair value	$5,644	$—	$—	$5,644

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

(4)
Includes covered OREO.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

        At December 31, 2014, $6.11 billion, or approximately 19 percent, of the Company's total assets were recorded at fair value on a recurring basis, compared with $6.36 billion, or 21 percent, at December 31, 2013. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At December 31, 2014, $102.3 million of the Company's total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $95.9 million at December 31, 2013. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during 2014. At December 31, 2014, $5.6 million of the Company's total assets were recorded at fair value on a nonrecurring basis, compared with $21.7 million at December 31, 2013. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Recurring Fair Value Measurements

        Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2014 and 2013.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the year ended December 31, 2014
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Asset	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$—	$—	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	73	—	(802)	(3,139)
Included in other comprehensive income	14	—	—	—	—
Additions	—	838	2,930	—	—
Settlements	(100)	(29)	—	17,368	—
Other (1)	—	—	—	(1,649)	—

Balance, end of period	$3,547	$882	$2,930	$(34,983)	$(15,106)

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

	For the year ended December 31, 2013
(in thousands)	Securities Available- for-Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$65,187	$(47,724)	$(9,970)
Total realized/unrealized gains (losses):
Included in earnings	(5,302)	—	(1,997)
Included in other comprehensive income	5,916	—	—
Sales	(15,096)	—	—
Settlements	(47,180)	—	—
Other (1)	108	(2,176)	—

Balance, end of period	$3,633	$(49,900)	$(11,967)

(1)
Other rollforward activity consists of amortization of premiums and accretion of discounts recognized on the initial purchase of securities available-for-sale and accretion of discount related to the contingent consideration liability.

        Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Refer to Note 1, Summary of Significant Accounting Policies, for a discussion of the methodology used in valuing redeemable noncontrolling interest and Note 22, Noncontrolling Interest, for a rollforward of activity for the years ended December 31, 2014 and 2013.

        Level 3 assets measured at fair value on a recurring basis include municipal auction rate securities that are classified in securities available-for-sale, a contingent consideration asset and equity warrants classified as derivative assets. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. The contingent consideration asset represents the fair value of future payments to be received on the sale of the Company's retirement services recordkeeping business. The fair value of contingent consideration was determined by discounting the expected future cash flows using a bond rate for an investment grade finance company. Equity warrants in private companies obtained in association with certain loan transactions are measured at fair value on a recurring basis. Refer to Note 1, Summary of Significant Accounting Policies and Note 15, Derivative Instruments, for additional discussion of equity warrants.

        Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, "Rochdale"), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale's former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. In 2014, the Company made total contingent consideration payments to Rochdale's former shareholders of approximately $17.4 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining contingent consideration payment could be in the range of $27 million to $53 million, but will

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement. Refer to Note 1, Summary of Significant Accounting Policies, for further discussion of the methodology used to value the contingent consideration liability and FDIC clawback liability.

        There were no transfers into or out of Level 3 assets or liabilities measured on a recurring basis during the years ended December 31, 2014 and 2013. Paydowns of $0.1 million and $47.2 million were received on Level 3 assets measured on a recurring basis for the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2013, the Company sold its investment in a collateralized debt obligation senior note. The carrying value of the security was $15.1 million and the Company recognized a loss of $5.3 million.

Nonrecurring Fair Value Measurements

        Assets measured at fair value on a nonrecurring basis using significant unobservable inputs include certain collateral dependent impaired loans, OREO for which fair value is not solely based on market observable inputs, and certain private equity and alternative investments. Private equity and alternative investments do not have readily determinable fair values. These investments are carried at cost and evaluated for impairment on a quarterly basis. Due to the lack of readily determinable fair values for these investments, the impairment assessment is based primarily on a review of investment performance and whether the Company expects to recover the cost of an investment.

        The table below provides information about valuation method, inputs and assumptions for nonrecurring Level 3 fair value measurements. The weight assigned to each input is based on the facts and circumstances that exist at the date of measurement.

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at December 31, 2014	Valuation Method	Unobservable Inputs
Other real estate owned	$5,644	Third-party appraisal	—Fair values are primarily based on unadjusted appraised values.
—A limited number of properties were valued using comparable sales values or income approaches, resulting in discounts to appraised values ranging from 14% to 35%.

        For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Collateral dependent impaired loans:
Commercial	$—	$(15)
Commercial real estate mortgages	(5)	(641)
Residential mortgages	36	(469)
Home equity loans and lines of credit	—	116
Installment	—	(138)
Other real estate owned (1)	1,386	(5,892)
Private equity and alternative investments	—	(532)

Total net gains (losses) recognized	$1,417	$(7,571)

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

carrying amount equals fair value are considered by the Company to be Level 1 measurements in the fair value hierarchy.

	December 31, 2014
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$336.5	$336.5	$336.5	$—	$—
Due from banks—interest-bearing	120.0	120.0	120.0	—	—
Securities purchased under resale agreements	200.0	201.1	—	201.1	—
Securities held-to-maturity	3,427.0	3,484.6	—	3,484.6	—
Loans and leases, net of allowance	20,027.1	20,576.9	—	—	20,576.9
Covered loans, net of allowance	502.4	549.1	—	—	549.1
FDIC indemnification asset	50.5	40.2	—	—	40.2
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—
Financial Liabilities:
Deposits	$28,108.1	$28,109.6	$—	$27,435.1	$674.5
Short-term borrowings	322.9	322.9	320.0	—	2.9
Long-term debt	638.6	704.3	—	605.3	99.0

	December 31, 2013
			Fair Value Measurements Using
	Carrying Amount	Total Fair Value
(in millions)			Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$183.2	$183.2	$183.2	$—	$—
Due from banks—interest-bearing	552.7	552.7	552.7	—	—
Securities purchased under resale agreements	200.0	200.5	—	200.5	—
Securities held-to-maturity	2,957.8	2,883.9	—	2,883.9	—
Loans and leases, net of allowance	16,867.9	17,362.9	—	—	17,362.9
Covered loans, net of allowance	701.0	739.5	—	—	739.5
FDIC indemnification asset	89.2	74.3	—	—	74.3
Investment in FHLB and FRB stock	64.4	64.4	—	64.4	—
Financial Liabilities:
Deposits	$25,679.4	$25,682.2	$—	$24,990.8	$691.4
Short-term borrowings	3.9	3.9	—	—	3.9
Long-term debt	736.0	788.9	—	697.8	91.1

        Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

        Cash and due from banks and Due from banks—interest-bearing—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

        Securities purchased under resale agreements—The fair value of securities purchased under term resale agreements is determined using a combination of quoted market prices and observable market inputs such as interest rates and credit spreads.

        Securities held-to-maturity—For securities held-to-maturity, the fair value is generally determined by quoted market prices, where available, or based on observable market inputs appropriate for the type of security.

        Loans and leases—Loans and leases, excluding covered loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company's portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the previous tables. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company's assumptions for current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Company's loan pricing model for like-quality credits. The discount rates used in the model represent the rates the Company would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

        Covered loans—The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company's assumptions about market funding cost and liquidity premium. The future loan cash flows are estimated using the Company's assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

        FDIC indemnification asset—The fair value of the FDIC indemnification asset is estimated by discounting expected cash flows with appropriate market discount rates.

        Investment in FHLB and FRB stock—Investments in Federal Home Loan Bank of San Francisco ("FHLB") and FRB stock are recorded at cost. Ownership of these securities is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB and FRB stock is equal to the carrying amount.

        Deposits—The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit ("CD") is determined by discounting expected future cash flows using the rates offered by the Company for deposits of similar type and remaining maturity at the measurement date. This value is compared to the termination value of each CD given the Company's standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Company reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Fair Value Measurements (Continued)

        Short-term borrowings—The fair value of the current portion of long-term debt classified in short-term borrowings is obtained through third-party pricing sources. The fair value of nonrecourse debt is determined by discounting expected cash flows with appropriate market discount rates. The carrying amount of the remaining short-term borrowings is a reasonable estimate of fair value.

        Long-term debt—The fair value of long-term debt, excluding nonrecourse debt, is obtained through third-party pricing sources. The fair value of nonrecourse debt is determined by discounting expected cash flows with appropriate market discount rates.

        Off-balance sheet commitments, which include commitments to extend credit, are excluded from the tables. A reasonable estimate of fair value for these instruments is the carrying amount of deferred fees and the reserve for any credit losses related to these off-balance sheet instruments. This estimate is not material to the Company's financial position.

Note 4. Securities

        At December 31, 2014, the Company had total securities of $9.48 billion, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million. The Company had total securities of $9.28 billion at December 31, 2013, comprised of securities available-for-sale at fair value of $6.24 billion, security held-to-maturity at amortized cost of $2.96 billion and trading securities at fair value of $82.4 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities (Continued)

        The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at December 31, 2014 and 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Securities available-for-sale:
U.S. Treasury	$116,919	$17	$(10)	$116,926
Federal agency—Debt	1,401,303	558	(3,280)	1,398,581
Federal agency—MBS	102,939	2,601	(1,014)	104,526
CMOs—Federal agency	3,599,831	19,628	(38,869)	3,580,590
CMOs—Non-agency	24,385	40	(411)	24,014
State and municipal	473,272	6,139	(380)	479,031
Other debt securities	174,352	1,817	—	176,169

Total debt securities	5,893,001	30,800	(43,964)	5,879,837
Equity securities and mutual funds	1,508	1,988	(350)	3,146

Total securities available-for-sale	$5,894,509	$32,788	$(44,314)	$5,882,983

Securities held-to-maturity (1):
Federal agency—Debt	$292,932	$6,430	$(255)	$299,107
Federal agency—MBS	553,589	13,427	(2,275)	564,741
CMOs—Federal agency	1,811,574	29,998	(10,292)	1,831,280
State and municipal	682,705	22,732	(1,997)	703,440
Other debt securities	86,231	72	(224)	86,079

Total securities held-to-maturity	$3,427,031	$72,659	$(15,043)	$3,484,647

December 31, 2013
Securities available-for-sale:
U.S. Treasury	$35,312	$23	$—	$35,335
Federal agency—Debt	1,417,509	938	(7,911)	1,410,536
Federal agency—MBS	156,399	3,615	(2,788)	157,226
CMOs—Federal agency	4,037,348	30,721	(70,771)	3,997,298
CMOs—Non-agency	38,383	127	(1,048)	37,462
State and municipal	407,312	8,806	(123)	415,995
Other debt securities	175,091	3,731	—	178,822

Total debt securities	6,267,354	47,961	(82,641)	6,232,674
Equity securities and mutual funds	337	8,106	—	8,443

Total securities available-for-sale	$6,267,691	$56,067	$(82,641)	$6,241,117

Securities held-to-maturity (1):
Federal agency—Debt	$178,413	$133	$(5,122)	$173,424
Federal agency—MBS	445,360	1,005	(11,930)	434,435
CMOs—Federal agency	1,781,219	1,839	(40,621)	1,742,437
State and municipal	454,155	421	(19,014)	435,562
Other debt securities	98,696	—	(619)	98,077

Total securities held-to-maturity	$2,957,843	$3,398	$(77,306)	$2,883,935

(1)
Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities (Continued)

        Proceeds from sales of securities available-for-sale were $624.2 million, $2.37 billion and $52.1 million in 2014, 2013 and 2012, respectively. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the year ended December 31,
(in thousands)	2014	2013	2012
Gross realized gains	$8,145	$27,396	$2,259
Gross realized losses	(514)	(19,421)	(1,146)

Net realized gains	$7,631	$7,975	$1,113

        Interest income on securities is comprised of: (i) taxable interest income of $149.5 million, $149.5 million and $160.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, (ii) nontaxable interest income of $24.5 million, $18.1 million and $16.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and (iii) dividend income of $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The following table provides the expected remaining maturities of debt securities included in the securities portfolio at December 31, 2014, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total
Securities available-for-sale:
U.S. Treasury	$91,106	$25,820	$—	$—	$116,926
Federal agency—Debt	177,218	1,221,363	—	—	1,398,581
Federal agency—MBS	—	86,898	17,628	—	104,526
CMOs—Federal agency	156,547	3,360,166	63,877	—	3,580,590
CMOs—Non-agency	1,559	22,455	—	—	24,014
State and municipal	141,467	334,216	—	3,348	479,031
Other	88,286	87,883	—	—	176,169

Total debt securities available-for-sale	$656,183	$5,138,801	$81,505	$3,348	$5,879,837

Amortized cost	$653,712	$5,154,605	$81,284	$3,400	$5,893,001

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$91,436	$201,496	$292,932
Federal agency—MBS	—	44,145	504,937	4,507	553,589
CMOs—Federal agency	—	816,224	995,350	—	1,811,574
State and municipal	—	126,032	506,974	49,699	682,705
Other	—	86,231	—	—	86,231

Total debt securities held-to-maturity at amortized cost	$—	$1,072,632	$2,098,697	$255,702	$3,427,031

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities (Continued)

        Securities totaling $1.78 billion were pledged to secure trust funds, public deposits, or for other purposes required or permitted by law at December 31, 2014. Included in this total are $535.9 million of securities pledged as collateral that the secured party has the right by contract or custom to sell or repledge the collateral.

Securities Deemed to be Other-Than-Temporarily Impaired

        The Company recorded impairment losses in earnings on securities available-for-sale of $0.4 million, $0.3 million and $0.3 million for 2014, 2013 and 2012, respectively. The Company recognized after-tax amounts of $0.2 million and $0.6 million of non-credit-related other-than-temporary impairment in AOCI on securities classified as available-for-sale at December 31, 2014 and 2012, respectively. There was no non-credit-related other-than-temporary impairment recognized in AOCI on securities available-for-sale at December 31, 2013. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity in 2014, 2013 and 2012.

        The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities:

	For the year ended December 31,
(in thousands) Impairment Losses on Other-Than-Temporarily Impaired Securities	2014	2013	2012
Non-agency CMOs	$323	$326	$291
Equity securities	97	—	—

Total	$420	$326	$291

        The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the years ended December 31, 2014 and 2013. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an "Initial credit-related impairment" if the period reported is the first time the security had credit impairment. A credit-related other-than-temporary impairment is reflected as a "Subsequent credit-related impairment" if the period reported is not the first time the security had credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of period	$4,549	$16,486
Subsequent credit-related impairment	323	326
Reduction for securities sold or redeemed	(2,402)	(12,263)

Balance, end of period	$2,470	$4,549

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities (Continued)

        The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013. The table also includes any investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
December 31, 2014
Securities available-for-sale:
U.S. Treasury	$15,814	$10	$—	$—	$15,814	$10
Federal agency—Debt	1,008,234	2,622	135,868	658	1,144,102	3,280
Federal agency—MBS	35	—	57,970	1,014	58,005	1,014
CMOs—Federal agency	871,026	3,417	1,261,695	35,452	2,132,721	38,869
CMOs—Non-agency	1,949	15	12,720	396	14,669	411
State and municipal	130,208	314	4,183	66	134,391	380

Total debt securities	2,027,266	6,378	1,472,436	37,586	3,499,702	43,964
Equity securities and mutual funds	538	350	—	—	538	350

Total securities available-for-sale	$2,027,804	$6,728	$1,472,436	$37,586	$3,500,240	$44,314

Securities held-to-maturity:
Federal agency—Debt	$—	$—	$26,316	$255	$26,316	$255
Federal agency—MBS	4,800	21	114,856	2,254	119,656	2,275
CMOs—Federal agency	202,014	2,247	588,019	8,045	790,033	10,292
State and municipal	14,851	76	95,647	1,921	110,498	1,997
Other debt securities	61,813	224	—	—	61,813	224

Total securities held-to-maturity	$283,478	$2,568	$824,838	$12,475	$1,108,316	$15,043

December 31, 2013
Securities available-for-sale:
Federal agency—Debt	$1,026,142	$7,911	$—	$—	$1,026,142	$7,911
Federal agency—MBS	17,962	85	43,492	2,703	61,454	2,788
CMOs—Federal agency	1,637,994	35,922	728,101	34,849	2,366,095	70,771
CMOs—Non-agency	10,056	319	8,483	729	18,539	1,048
State and municipal	16,521	39	4,266	84	20,787	123

Total securities available-for-sale	$2,708,675	$44,276	$784,342	$38,365	$3,493,017	$82,641

Securities held-to-maturity:
Federal agency—Debt	$156,290	$5,122	$—	$—	$156,290	$5,122
Federal agency—MBS	321,090	10,513	15,338	1,417	336,428	11,930
CMOs—Federal agency	1,539,464	36,435	63,276	4,186	1,602,740	40,621
State and municipal	347,305	14,190	41,102	4,824	388,407	19,014
Other debt securities	98,077	619	—	—	98,077	619

Total securities held-to-maturity	$2,462,226	$66,879	$119,716	$10,427	$2,581,942	$77,306

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Securities (Continued)

        At December 31, 2014, the Company had securities available-for-sale with a fair value of $3.50 billion and securities held-to-maturity with a fair value of $1.11 billion in an unrealized loss position. The debt securities in an unrealized loss position at December 31, 2014 totaled 436 and included 2 U.S. Treasury notes, 37 federal agency debt securities, 23 federal agency MBS, 141 federal agency CMOs, 3 non-agency CMOs, 225 state and municipal securities and 5 other debt securities. At December 31, 2014, the Company had one equity security in an unrealized loss position.

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

Note 5. Other Investments

FHLB and FRB Stock

        The Company's investment in stock issued by the FHLB and FRB totaled $58.4 million and $64.4 million at December 31, 2014 and 2013, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

        The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company's investments in these funds totaled $29.2 million at December 31, 2014 and $34.0 million at December 31, 2013. A summary of investments by fund type is provided below:

	December 31,
(in thousands) Fund Type	2014	2013
Private equity and venture capital	$18,605	$20,298
Real estate	7,081	7,646
Hedge	1,668	2,733
Other	1,858	3,275

Total	$29,212	$33,952

        Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized no impairment losses on other investments

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Other Investments (Continued)

during 2014. Impairment losses totaling $0.5 million and $3.3 million were recognized on other investments during 2013 and 2012, respectively.

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of the major categories of loans:

Loans and Leases

(in thousands) (1)	December 31, 2014	December 31, 2013
Commercial	$9,360,976	$7,562,300
Commercial real estate mortgages	3,539,703	3,223,001
Residential mortgages	5,106,803	4,554,311
Real estate construction	710,224	367,004
Home equity loans and lines of credit	785,796	709,344
Installment	184,613	151,955
Lease financing	649,091	602,523

Loans and leases, excluding covered loans	20,337,206	17,170,438
Less: Allowance for loan and lease losses	(310,149)	(302,584)

Loans and leases, excluding covered loans, net	20,027,057	16,867,854
Covered loans	510,979	716,911
Less: Allowance for loan losses	(8,608)	(15,922)

Covered loans, net	502,371	700,989

Total loans and leases	$20,848,185	$17,887,349

Total loans and leases, net	$20,529,428	$17,568,843

(1)
Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

        The loan amounts above include deferred costs, net of unamortized fees, of $0.2 million as of December 31, 2014 and unamortized fees, net of deferred costs, of $2.3 million as of December 31, 2013.

        In the normal course of business, the Bank makes loans to executive officers and directors and to companies and individuals affiliated with or guaranteed by officers and directors of the Company and the Bank. These loans were made in the ordinary course of business at rates and terms no more favorable than those offered to others with a similar credit standing. The aggregate dollar amounts of these loans were $63.8 million and $122.4 million at December 31, 2014 and 2013, respectively. During 2014, new loans and advances totaled $82.3 million and repayments totaled $77.2 million. Interest income recognized on these loans amounted to $1.8 million, $3.4 million and $2.2 million during 2014, 2013 and 2012, respectively. At December 31, 2014, none of these loans was past due or on nonaccrual status. Based on analysis of information presently known to management about the loans to officers

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

and directors and their affiliates, management believes all have the ability to comply with the present loan repayment terms.

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although, the Company's lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, at December 31, 2014, California represented 73 percent of total loans outstanding and New York represented 10 percent. The remaining 17 percent of total loans outstanding represented other states and countries. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area and New York.

        Within the Company's covered loan portfolio at December 31, 2014, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (7 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 37 percent of total covered loans outstanding represented other states.

        The Company has pledged eligible residential mortgages, multifamily loans, equity lines of credit and commercial loans totaling $7.60 billion as collateral for its borrowing facility at the FHLB.

Covered Loans

        Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $511.0 million at December 31, 2014 and $716.9 million at December 31, 2013. Covered loans, net of allowance for loan losses, were $502.4 million at December 31, 2014 and $701.0 million at December 31, 2013.

        The following is a summary of the major categories of covered loans:

(in thousands)	December 31, 2014	December 31, 2013
Commercial	$1,969	$10,009
Commercial real estate mortgages	481,689	666,628
Residential mortgages	4,455	4,976
Real estate construction	18,790	31,184
Home equity loans and lines of credit	3,820	3,695
Installment	256	419

Covered loans	510,979	716,911
Less: Allowance for loan losses	(8,608)	(15,922)

Covered loans, net	$502,371	$700,989

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Carrying value of covered loans as of:
December 31, 2014	$456,177	$23,895	$9,353	$21,554	$510,979
December 31, 2013	630,754	40,110	18,761	27,286	716,911
As of December 31, 2014:
FDIC indemnification asset	$43,517	$2,125	$1,817	$3,052	$50,511
FDIC clawback liability	—	12,566	2,355	185	15,106
Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021
Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

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

        The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of period	$219,018	$295,813
Accretion	(46,397)	(62,810)
Reclassifications from nonaccretable difference	33,917	36,091
Disposals and other	(38,069)	(50,076)

Balance, end of period	$168,469	$219,018

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

        The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset from all FDIC-assisted acquisitions was $50.5 million at December 31, 2014 and $89.2 million at December 31, 2013.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

        The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the years ended December 31, 2014 and 2013. Activity is provided by loan portfolio segment which is consistent with the Company's methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total
Year ended December 31, 2014
Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(19,298)	(5)	(482)	—	(201)	(293)	—	(20,279)
Recoveries	19,612	940	313	12,854	297	1,695	—	35,711

Net recoveries (charge-offs)	314	935	(169)	12,854	96	1,402	—	15,432

(Reversal of) provision for credit losses	(10,915)	(6,868)	(1,075)	(10,090)	(164)	(1,016)	16,128	(14,000)
Transfers from (to) reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	(3,220)	6,133

Ending balance	$115,855	$44,745	$10,296	$9,115	$6,609	$2,228	$121,301	$310,149

Ending balance of allowance:
Individually evaluated for impairment	$399	$281	$48	$—	$—	$—	$—	$728
Collectively evaluated for impairment	115,456	44,464	10,248	9,115	6,609	2,228	121,301	309,421
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$10,010,067	$3,539,703	$5,106,803	$710,224	$785,796	$184,613	$—	$20,337,206
Individually evaluated for impairment	15,364	25,042	11,937	6,609	2,270	—	—	61,222
Collectively evaluated for impairment	9,994,703	3,514,661	5,094,866	703,615	783,526	184,613	—	20,275,984
Year ended December 31, 2013
Allowance for loan and lease losses:
Beginning balance	$104,731	$48,901	$10,558	$11,784	$7,283	$1,858	$92,773	$277,888
Charge-offs	(8,072)	(1,315)	(106)	(100)	(500)	(374)	—	(10,467)
Recoveries	26,990	1,791	147	13,053	698	1,591	—	44,270

Net recoveries	18,918	476	41	12,953	198	1,217	—	33,803

(Reversal of) provision for credit losses	(6,546)	1,301	941	(18,386)	(804)	(1,233)	24,727	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(9,107)	(9,107)

Ending balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584

Ending balance of allowance:
Individually evaluated for impairment	$1,961	$586	$478	$—	$—	$—	$—	$3,025
Collectively evaluated for impairment	115,142	50,092	11,062	6,351	6,677	1,842	108,393	299,559
Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,164,823	$3,223,001	$4,554,311	$367,004	$709,344	$151,955	$—	$17,170,438
Individually evaluated for impairment	31,857	38,154	9,211	19,097	2,329	16	—	100,664
Collectively evaluated for impairment	8,132,966	3,184,847	4,545,100	347,907	707,015	151,939	—	17,069,774

(1)
Includes lease financing loans.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the years ended December 31, 2014 and 2013:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of the year	$33,944	$24,837
Transfers (to) from allowance for loan and lease losses	(6,133)	9,107

Balance, end of the year	$27,811	$33,944

        The reserve for off-balance sheet credit commitments decreased by $6.1 million during the year ended December 31, 2014. The decrease was primarily due to the conversion of an undrawn letter of credit with a specific reserve to an on-balance sheet loan. The decrease was also attributable to normal fluctuations in the amount of reserves required due to changes in the composition, amount and quality of risk ratings of borrowers associated with off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Impaired Loans and Leases

        Information on impaired loans, excluding covered loans, at December 31, 2014 and 2013 is provided in the following tables:

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2014
With no related allowance recorded:
Commercial	$8,894	$9,182	$—	$10,301	$241
Commercial real estate mortgages	19,858	22,416	—	27,554	1,118
Residential mortgages:
Fixed	7,756	7,994	—	4,318	40
Variable	224	262	—	3,242	68

Total residential mortgages	7,980	8,256	—	7,560	108

Real estate construction:
Construction	—	—	—	2,194	76
Land	6,609	8,758	—	10,596	139

Total real estate construction	6,609	8,758	—	12,790	215

Home equity loans and lines of credit	2,270	3,375	—	2,759	—
Installment:
Consumer	—	—	—	3	1

Total installment	—	—	—	3	1

Total with no related allowance	$45,611	$51,987	$—	$60,967	$1,683

With an allowance recorded:
Commercial	$6,470	$8,878	$399	$13,989	$—
Commercial real estate mortgages	5,184	5,526	281	5,272	263
Residential mortgages:
Variable	3,957	3,948	48	1,926	37

Total residential mortgages	3,957	3,948	48	1,926	37

Installment:
Consumer	—	—	—	10	1

Total installment	—	—	—	10	1

Total with an allowance	$15,611	$18,352	$728	$21,197	$301

Total impaired loans by type:
Commercial	$15,364	$18,060	$399	$24,290	$241
Commercial real estate mortgages	25,042	27,942	281	32,826	1,381
Residential mortgages	11,937	12,204	48	9,486	145
Real estate construction	6,609	8,758	—	12,790	215
Home equity loans and lines of credit	2,270	3,375	—	2,759	—
Installment	—	—	—	13	2

Total impaired loans	$61,222	$70,339	$728	$82,164	$1,984

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Year ended December 31, 2013
With no related allowance recorded:
Commercial	$17,721	$18,041	$—	$21,611	$1,664
Commercial real estate mortgages	32,770	37,555	—	33,002	867
Residential mortgages:
Fixed	2,135	2,295	—	2,715	123
Variable	5,402	5,783	—	4,330	55

Total residential mortgages	7,537	8,078	—	7,045	178

Real estate construction:
Construction	5,485	6,766	—	15,421	927
Land	13,612	26,928	—	15,927	189

Total real estate construction	19,097	33,694	—	31,348	1,116

Home equity loans and lines of credit	2,329	3,375	—	2,728	—
Installment:
Consumer	16	24	—	93	—

Total installment	16	24	—	93	—

Total with no related allowance	$79,470	$100,767	$—	$95,827	$3,825

With an allowance recorded:
Commercial	$14,136	$18,156	$1,961	$8,871	$54
Commercial real estate mortgages	5,384	5,764	586	9,891	182
Residential mortgages:
Fixed	—	—	—	93	—
Variable	1,674	1,687	478	1,008	—

Total residential mortgages	1,674	1,687	478	1,101	—

Real estate construction:
Land	—	—	—	2,570	—

Total real estate construction	—	—	—	2,570	—

Home equity loans and lines of credit	—	—	—	180	—

Total with an allowance	$21,194	$25,607	$3,025	$22,613	$236

Total impaired loans by type:
Commercial	$31,857	$36,197	$1,961	$30,482	$1,718
Commercial real estate mortgages	38,154	43,319	586	42,893	1,049
Residential mortgages	9,211	9,765	478	8,146	178
Real estate construction	19,097	33,694	—	33,918	1,116
Home equity loans and lines of credit	2,329	3,375	—	2,908	—
Installment	16	24	—	93	—

Total impaired loans	$100,664	$126,374	$3,025	$118,440	$4,061

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        Impaired loans at December 31, 2014 and 2013 included $30.6 million and $42.1 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Troubled Debt Restructured Loans

        The following table provides a summary of loans modified in a troubled debt restructuring during the years ended December 31, 2014 and 2013:

($ in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Year ended December 31, 2014
Commercial	2	$4,098	$3,542	$—
Commercial real estate mortgages	1	136	75	—
Residential mortgages:
Variable	2	4,676	3,948	5
Installment:
Consumer	1	50	—	50

Total troubled debt restructured loans	6	$8,960	$7,565	$55

Year ended December 31, 2013
Commercial	14	$17,615	$9,302	$344
Commercial real estate mortgages	1	547	524	—
Residential mortgages:
Fixed	1	639	628	—
Home equity loans and lines of credit	1	345	—	—
Installment:
Consumer	1	24	16	—

Total troubled debt restructured loans	18	$19,170	$10,470	$344

(1)
Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

        A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $9.0 million and $19.2 million were modified in troubled debt restructurings during the years ended December 31, 2014 and 2013, respectively. The concessions granted in the restructurings completed in 2014 largely consisted of maturity extensions and interest rate modifications.

        The unpaid principal balance of TDR loans was $34.3 million, before specific reserves of $0.7 million, at December 31, 2014, and $52.2 million, before specific reserves of $0.8 million, at December 31, 2013. The net decrease in TDR loans from the prior year-end was primarily attributable

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

to the receipt of payments on existing TDR loans totaling $26.8 million, partially offset by the addition of $9.0 million of loans restructured during 2014. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

        The Company had no TDR loans that subsequently defaulted during 2014. The following table provides a summary of TDR loans that subsequently defaulted during the year ended December 31, 2013 that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due.

	Year ended December 31, 2013
($ in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	4	$686	$—
Commercial real estate mortgages	1	524	—
Real estate construction:
Land	1	7,002	—
Home equity loans and lines of credit	1	136	—
Installment:
Consumer	1	16	—

Total loans that subsequently defaulted	8	$8,364	$—

        All TDR loans were performing in accordance with their restructured terms at December 31, 2014. As of December 31, 2014, commitments to lend additional funds on restructured loans totaled $1.7 million.

Past Due and Nonaccrual Loans and Leases

        Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

covered loans, at December 31, 2014 and 2013 based upon the length of time the loans have been past due:

(in thousands) (1)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2014
Commercial	$8,462	$325	$148	$15,096	$24,031	$9,336,945	$9,360,976
Commercial real estate mortgages	693	—	—	3,575	4,268	3,535,435	3,539,703
Residential mortgages:
Fixed	—	309	921	10,365	11,595	1,390,357	1,401,952
Variable	—	1,165	—	1,578	2,743	3,702,108	3,704,851

Total residential mortgages	—	1,474	921	11,943	14,338	5,092,465	5,106,803

Real estate construction:
Construction	—	—	—	—	—	686,990	686,990
Land	—	—	—	6,598	6,598	16,636	23,234

Total real estate construction	—	—	—	6,598	6,598	703,626	710,224

Home equity loans and lines of credit	—	39	100	4,864	5,003	780,793	785,796
Installment:
Commercial	—	—	—	—	—	298	298
Consumer	324	113	346	84	867	183,448	184,315

Total installment	324	113	346	84	867	183,746	184,613

Lease financing	321	152	—	7	480	648,611	649,091

Total	$9,800	$2,103	$1,515	$42,167	$55,585	$20,281,621	$20,337,206

December 31, 2013
Commercial	$6,582	$362	$—	$14,248	$21,192	$7,541,108	$7,562,300
Commercial real estate mortgages	1,197	1,633	—	18,449	21,279	3,201,722	3,223,001
Residential mortgages:
Fixed	—	—	379	3,789	4,168	1,436,283	1,440,451
Variable	—	—	—	7,872	7,872	3,105,988	3,113,860

Total residential mortgages	—	—	379	11,661	12,040	4,542,271	4,554,311

Real estate construction:
Construction	—	—	—	5,467	5,467	332,131	337,598
Land	—	797	—	13,600	14,397	15,009	29,406

Total real estate construction	—	797	—	19,067	19,864	347,140	367,004

Home equity loans and lines of credit	—	—	74	5,144	5,218	704,126	709,344
Installment:
Commercial	1	—	—	—	1	361	362
Consumer	10	7	—	32	49	151,544	151,593

Total installment	11	7	—	32	50	151,905	151,955

Lease financing	401	126	—	50	577	601,946	602,523

Total	$8,191	$2,925	$453	$68,651	$80,220	$17,090,218	$17,170,438

(1)
Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

        The following table provides a summary of contractual interest foregone on nonaccrual loans, excluding covered loans, for 2014, 2013 and 2012:

	December 31,
(in thousands)	2014	2013	2012
Interest income that would have been recognized had nonaccrual loans performed in accordance with their original terms	$4,339	$6,013	$8,549
Less: Interest income recognized on nonaccrual loans on a cash basis	(301)	(1,219)	(1,446)

Interest income foregone on nonaccrual loans	$4,038	$4,794	$7,103

Credit Quality Monitoring

        The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of December 31, 2014 and 2013. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	December 31, 2014			December 31, 2013
(in thousands) (1)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$9,304,636	$56,340	$9,360,976	$7,416,487	$145,813	$7,562,300
Commercial real estate mortgages	3,511,229	28,474	3,539,703	3,139,707	83,294	3,223,001
Residential mortgages:
Fixed	1,375,175	26,777	1,401,952	1,425,087	15,364	1,440,451
Variable	3,675,723	29,128	3,704,851	3,087,636	26,224	3,113,860

Total residential mortgages	5,050,898	55,905	5,106,803	4,512,723	41,588	4,554,311

Real estate construction:
Construction	679,744	7,246	686,990	332,131	5,467	337,598
Land	16,636	6,598	23,234	15,522	13,884	29,406

Total real estate construction	696,380	13,844	710,224	347,653	19,351	367,004

Home equity loans and lines of credit	754,694	31,102	785,796	687,732	21,612	709,344
Installment:
Commercial	298	—	298	362	—	362
Consumer	183,190	1,125	184,315	151,468	125	151,593

Total installment	183,488	1,125	184,613	151,830	125	151,955

Lease financing	645,049	4,042	649,091	598,821	3,702	602,523

Total	$20,146,374	$190,832	$20,337,206	$16,854,953	$315,485	$17,170,438

(1)
Commercial loans as of December 31, 2013 have been corrected to include $158.2 million of loans that were previously reported as lease financing.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

        The following is a summary of activity in the allowance for losses on covered loans:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of period	$15,922	$44,781
Provision for losses	3,829	635
Net recoveries	—	9
Reduction in allowance due to loan removals	(11,143)	(29,503)

Balance, end of period	$8,608	$15,922

        The allowance for losses on covered loans was $8.6 million and $15.9 million as of December 31, 2014 and 2013, respectively. The Company recorded provision expense of $3.8 million and $0.6 million on covered loans in 2014 and 2013, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company's revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management's review of market conditions, the credit quality of outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is reversed for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

        Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of December 31, 2014 and 2013.

        At December 31, 2014, covered loans that were 30 to 89 days delinquent totaled $7.4 million and covered loans that were 90 days or more past due on accrual status totaled $28.3 million. At December 31, 2013, covered loans that were 30 to 89 days delinquent totaled $15.5 million and covered loans that were 90 days or more past due on accrual status totaled $45.7 million.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Other Real Estate Owned

        The following table provides a summary of OREO activity for 2014 and 2013:

	2014			2013
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of year	$12,611	$25,481	$38,092	$21,027	$58,276	$79,303
Additions	6,768	9,054	15,822	3,283	22,993	26,276
Sales	(8,523)	(19,696)	(28,219)	(10,280)	(48,773)	(59,053)
Valuation adjustments	(120)	(2,079)	(2,199)	(1,419)	(7,015)	(8,434)

Balance, end of year	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092

        At December 31, 2014, OREO was $23.5 million and included $12.8 million of covered OREO. At December 31, 2013, OREO was $38.1 million and included $25.5 million of covered OREO. The balance of OREO at December 31, 2014 and 2013 is net of valuation allowances of $7.4 million and $17.4 million, respectively.

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

Note 8. Premises and Equipment

        The following is a summary of the major categories of premises and equipment:

(in thousands)	Cost	Accumulated Depreciation And Amortization	Carrying Value	Range of Lives
December 31, 2014
Premises, including land of $15,951	$215,123	$124,805	$90,318	Up to 39 years
Furniture, fixtures and equipment	173,257	136,663	36,594	3 to 10 years
Software	171,642	90,854	80,788	3 to 10 years

Total	$560,022	$352,322	$207,700

December 31, 2013
Premises, including land of $15,011	$206,313	$114,330	$91,983	Up to 39 years
Furniture, fixtures and equipment	163,969	129,142	34,827	3 to 10 years
Software	151,772	80,184	71,588	5 to 10 years

Total	$522,054	$323,656	$198,398

        Depreciation and amortization expense was $32.4 million, $32.3 million and $32.5 million in 2014, 2013 and 2012, respectively. Net rental payments on operating leases included in Net occupancy of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Premises and Equipment (Continued)

premises in the consolidated statements of income were $54.2 million, $56.4 million and $52.5 million in 2014, 2013 and 2012, respectively.

        The future net minimum rental commitments were as follows at December 31, 2014:

(in thousands)	Net Minimum Rental Commitments
2015	$47,361
2016	43,521
2017	40,314
2018	37,580
2019	33,459
Thereafter	86,353

$288,588

        The rental commitment amounts in the table above reflect the contractual obligations of the Company under all leases. Lease obligations related to acquisitions have been adjusted to current market values through acquisition accounting adjustments. The mark-to-market thus created is accreted over the terms of the leases and will increase or reduce the total expense recognized by the Company in its operating expenses. At December 31, 2014, the Company is contractually entitled to receive minimum future rentals of $7.8 million under non-cancelable sub-leases with terms through 2038.

        A majority of the leases provide for the payment of taxes, maintenance, insurance, and certain other expenses applicable to the leased premises. Many of the leases contain extension provisions and escalation clauses.

Note 9. Goodwill and Other Intangible Assets

        Goodwill totaled $635.9 million and $642.6 million at December 31, 2014 and 2013, respectively. The reduction in goodwill from the prior year relates to the sale of the Bank's retirement services recordkeeping business on September 1, 2014.

        The following table presents the gross carrying amounts and accumulated amortization for the Company's other intangible assets:

	December 31, 2014			December 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-relationship intangibles:
Core deposit intangibles	$27,710	$(27,249)	$461	$27,710	$(25,967)	$1,743
Client advisory contracts	64,433	(31,417)	33,016	64,433	(27,117)	37,316
Other client service contracts	2,187	(833)	1,354	2,187	(625)	1,562

Total	$94,330	$(59,499)	$34,831	$94,330	$(53,709)	$40,621

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill and Other Intangible Assets (Continued)

        Customer-relationship intangibles are amortized over their estimated lives. At December 31, 2014, the estimated aggregate amortization of intangibles for the years 2015 through 2019 is $4.9 million, $4.5 million, $4.5 million, $4.5 million and $3.7 million, respectively.

Impairment Assessment

        Management completed an assessment of goodwill for impairment during the fourth quarter of 2014. The goodwill assessment was performed at the reporting unit level. Impairment exists when the carrying amount of goodwill exceeds its implied fair value. The fair values of reporting units are determined using methods consistent with current market practices for valuing similar types of businesses. An assessment of qualitative factors was completed to determine whether it was more likely than not that the fair value of the reporting units was less than their carrying amounts at the assessment date. The qualitative factors considered included trends in the financial markets and financial services industry, the Company's competitive strengths relative to its peers, the Company's financial performance for 2014 and its prospects for future growth. Based upon the assessment performed, the Company's management concluded that goodwill was not impaired at December 31, 2014. It is possible that a future conclusion could be reached that all or a portion of the Company's goodwill is impaired, in which case a non-cash charge for the amount of such impairment would be recorded in operations.

        Management completed an assessment of other intangible assets for impairment during the fourth quarter of 2014. Impairment testing of customer-relationship intangibles is performed at the individual asset level. Impairment exists when the carrying amount of an intangible asset is not recoverable and exceeds its fair value. The carrying amount of an intangible asset is not recoverable when the carrying amount of the asset exceeds the sum of undiscounted cash flows (cash inflows less cash outflows) associated with the use and/or disposition of the asset. Management makes certain estimates and assumptions in determining the expected future cash flows from customer-relationship intangibles including account attrition, expected lives, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the anticipated cash flows for these intangible assets. The estimated undiscounted cash flows for core deposit and client contract intangibles exceeded their carrying amounts at December 31, 2014. Management concluded that no impairment of customer-relationship intangibles existed at December 31, 2014.

Note 10. Deposits and Borrowed Funds

        Total deposits were $28.11 billion at December 31, 2014, and were comprised of noninterest-bearing deposits of $18.03 billion and interest-bearing deposits of $10.08 billion. At December 31, 2013, total deposits were $25.68 billion, and consisted of noninterest-bearing deposits of $16.06 billion and interest-bearing deposits of $9.62 billion.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits and Borrowed Funds (Continued)

        Total time deposits were $673.0 million and $688.6 million at December 31, 2014 and 2013, respectively. The following table sets forth the maturity distribution of time deposits as of December 31, 2014:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Time deposits, $100,000 and over	$445.2	$37.7	$22.1	$6.4	$5.2	$0.8	$517.4
Other time deposits	136.6	10.2	3.9	2.4	2.1	0.4	155.6

Total time deposits	$581.8	$47.9	$26.0	$8.8	$7.3	$1.2	$673.0

        Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of December 31, 2014 and 2013 are provided below:

(in thousands) (1)	December 31, 2014	December 31, 2013
Short-term borrowings
Federal funds purchased	$320,000	$—
Current portion of nonrecourse debt (2)	2,861	3,889

Total short-term borrowings	$322,861	$3,889

Long-term debt
Senior notes:
City National Corporation—5.25% Senior Notes Due September 2020	$299,540	$299,463
Subordinated debt:
City National Bank—9.00% Subordinated Notes Due July 2019 (3)	—	50,000
City National Bank—9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank—Fixed and Floating Subordinated Notes due August 2019 (4)	—	55,000
City National Bank—5.375% Subordinated Notes Due July 2022	149,994	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (5)	5,155	5,155
Nonrecourse debt (2)	99,139	91,388
Other long-term debt (6)	9,772	9,968

Total long-term debt	$638,600	$735,968

(1)
The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense.

(2)
Nonrecourse debt bears interest at an average rate of 3.86 percent as of December 31, 2014 and has maturity dates ranging from March 2015 to March 2023.

(3)
The Bank redeemed these notes in accordance with their terms and procedures on July 15, 2014.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Deposits and Borrowed Funds (Continued)

(4)
These notes bore a fixed interest rate of 9 percent for the initial five years from the date of issuance (August 12, 2009). The Bank redeemed these notes in accordance with their terms and procedures on August 12, 2014.

(5)
These floating rate securities pay interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of December 31, 2014, the interest rate was approximately 2.20 percent.

(6)
Other long-term debt includes a note payable that bears a fixed interest rate of 5.64 percent and is scheduled to mature on June 2017.

        The Company holds debt affiliated with First American Equipment Finance ("FAEF"), its wholly-owned equipment finance subsidiary. FAEF assigns the future rentals of certain lease financing loans to financial institutions on a nonrecourse basis at fixed interest rates. In return for future minimum lease rentals assigned, FAEF receives a discounted cash payment. Proceeds from discounting are reflected in the table above as nonrecourse debt.

        Details regarding federal funds purchased, securities sold under repurchase agreements and other short-term borrowings for the year ended December 31, 2014, 2013 and 2012 follow:

	2014			2013			2012
(in thousands)	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate	Balances at Year-end	Average Balance	Average Rate
Federal funds purchased	$320,000	$1,247	0.07%	$—	$301,086	0.13%	$1,214,200	$52,051	0.09%
Other short-term borrowings	—	—	—	—	213,014	0.26	—	—	—

Total	$320,000	$1,247	0.07%	$—	$514,100	0.18%	$1,214,200	$52,051	0.09%

Maximum month-end balance
Federal funds purchased	$320,000			$943,000			$1,214,200
Other short-term borrowings	—			950,000			—

        The following table provides the maturity distribution of long-term debt as of December 31, 2014:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$—	$—	$—	$—	$—	$299.5	$299.5
Subordinated and junior subordinated debt	—	—	—	—	75.0	155.2	230.2
Nonrecourse debt	—	16.1	30.8	25.1	17.2	9.9	99.1
Other long-term debt	—	—	9.8	—	—	—	9.8

Total long-term debt	$—	$16.1	$40.6	$25.1	$92.2	$464.6	$638.6

        The Company has a remaining borrowing capacity of $6.01 billion as of December 31, 2014, secured by collateral, with the FHLB, of which the Bank is a member.

Note 11. Shareholders' Equity

        On November 7, 2013, the Corporation issued 4 million depositary shares, each representing a 1/40th interest in a share of 6.75 percent Series D fixed-to-floating rate non-cumulative perpetual preferred stock with a liquidation preference of $1,000 per share (equivalent to $25.00 per depositary share). Net proceeds, after issuance cost, were approximately $97.7 million. Dividends on the preferred stock are payable quarterly, in arrears, if declared by the Corporation's Board of Directors at an annual

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Shareholders' Equity (Continued)

rate of 6.75 percent. Effective for the February 7, 2024 dividend payment, the annual rate will adjust to three-month LIBOR plus 4.052 percent. The preferred stock has no maturity date and may be redeemed in whole or in part at the option of the Corporation on any dividend payment date after 10 years from the date of issuance, or in whole but not in part within 90 days following a determination by the Corporation that the Corporation will not be entitled to treat the full liquidation preference amount then outstanding as "tier 1 capital" for purposes of the capital adequacy guidelines of the Federal Reserve (or its equivalent).

        The components of AOCI at December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013
Net unrealized loss on securities available-for-sale	$(7,070)	$(15,641)
Foreign currency translation adjustments	(4)	—

Total accumulated other comprehensive loss	$(7,074)	$(15,641)

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Shareholders' Equity (Continued)

        The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012:

(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax
For the year ended December 31, 2014
Securities available-for-sale:
Net unrealized gains arising during the period	$22,701	$9,573	$13,128
Reclassification adjustment for net gains included in net income (1)	(7,572)	(3,168)	(4,404)
Non-credit related impairment loss	(264)	(111)	(153)

Total securities available-for-sale	14,865	6,294	8,571
Foreign currency translation adjustments	(4)	—	(4)

Total other comprehensive income	$14,861	$6,294	$8,567

For the year ended December 31, 2013
Securities available-for-sale:
Net unrealized losses arising during the period	$(168,824)	$(70,619)	$(98,205)
Reclassification adjustment for net gains included in net income (1)	(6,811)	(2,849)	(3,962)

Total securities available-for-sale	(175,635)	(73,468)	(102,167)
Net change on cash flow hedges	(56)	—	(56)

Total other comprehensive loss	$(175,691)	$(73,468)	$(102,223)

For the year ended December 31, 2012
Securities available-for-sale:
Net unrealized gains arising during the period	$24,020	$10,047	$13,973
Reclassification adjustment for net gains included in net income (1)	(183)	(76)	(107)
Non-credit related impairment loss	(988)	(413)	(575)

Total securities available-for-sale	22,849	9,558	13,291
Net change on cash flow hedges	(166)	—	(166)
Pension liability adjustment (2)	1,085	—	1,085

Total other comprehensive income	$23,768	$9,558	$14,210

(1)
Recognized in Gain on sale of securities in the consolidated statements of income.

(2)
Recognized in Salaries and employee benefits in the consolidated statements of income. See Note 18 for additional information.

        As of December 31, 2014, there were 1,140,400 shares of City National Corporation stock that may yet be purchased under stock buyback initiatives that were approved by the Board of Directors in 2007 and 2008. Unless terminated earlier by resolution of the Board of Directors, the program will expire when the Corporation has repurchased all shares authorized for repurchase thereunder. The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Shareholders' Equity (Continued)

Corporation did not repurchase any shares of its common stock in 2014, 2013 and 2012 under the repurchase program.

        The following table summarizes the Company's share repurchases for the three months ended December 31, 2014. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. The Corporation received no shares in payment for the exercise price of stock options.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)
October 1, 2014 to October 31, 2014	244	$70.91
November 1, 2014 to November 30, 2014	286	78.48
December 1, 2014 to December 31, 2014	201	77.91

Total share repurchases	731	75.80

Note 12. Availability of Funds from Subsidiaries and Capital

        The Corporation is authorized to issue 5,000,000 shares of preferred stock. The Corporation's Board of Directors has the authority to issue the preferred stock in one or more series, and to fix the designations, rights, preferences, privileges, qualifications and restrictions, including dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and sinking fund terms. The Corporation had 275,000 shares of preferred stock outstanding at December 31, 2014 and 2013.

        Historically, the majority of the funds for the payment of dividends by the Corporation have been obtained from the Bank. The Bank may pay dividends to the Corporation without prior regulatory consent subject to certain legal and regulatory limitations, and as long as the dividends do not exceed the Bank's net profits for the current and prior two years less previous dividends and capital distributions. Federal banking law also prohibits the Corporation from borrowing from the Bank on less than a fully secured basis. The Corporation had no borrowings from the Bank at either December 31, 2014 or December 31, 2013.

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Availability of Funds from Subsidiaries and Capital (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). As of December 31, 2014, the Corporation and the Bank met and exceeded all capital adequacy requirements to which either is subject. Additionally, the regulatory agencies are required by law to take specific prompt action with respect to banks that do not meet minimum capital standards. As of December 31, 2014, the Bank was categorized as "well capitalized." There have been no events or circumstances that cause the Company's management to believe that there would be a change in the Corporation's and the Bank's category of "well capitalized."

        The Corporation's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2014
Total capital (to risk weighted assets)	$2,843.4	11.95%	$1,903.8	≥ 8.0%	$2,379.8	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,327.6	9.78%	951.9	≥ 4.0%	1,427.9	≥ 6.0%
Tier 1 capital (to average assets)	2,327.6	7.22%	1,289.9	≥ 4.0%	—	—
As of December 2013
Total capital (to risk weighted assets)	$2,699.2	13.00%	$1,661.3	≥ 8.0%	$2,076.6	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,095.6	10.09%	830.6	≥ 4.0%	1,246.0	≥ 6.0%
Tier 1 capital (to average assets)	2,095.6	7.17%	1,169.5	≥ 4.0%	—	—

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Availability of Funds from Subsidiaries and Capital (Continued)

        The Bank's capital amounts and ratios are presented in the following table:

	Actual		Adequately Capitalized		Well Capitalized
(in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 2014
Total capital (to risk weighted assets)	$2,779.8	11.74%	$1,894.5	≥ 8.0%	$2,368.1	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,272.3	9.60%	947.2	≥ 4.0%	1,420.8	≥ 6.0%
Tier 1 capital (to average assets)	2,272.3	7.08%	1,283.5	≥ 4.0%	1,604.3	≥ 5.0%
As of December 2013
Total capital (to risk weighted assets)	$2,698.0	13.08%	$1,650.7	≥ 8.0%	$2,063.4	≥ 10.0%
Tier 1 capital (to risk weighted assets)	2,105.2	10.20%	825.3	≥ 4.0%	1,238.0	≥ 6.0%
Tier 1 capital (to average assets)	2,105.2	7.25%	1,161.7	≥ 4.0%	1,452.2	≥ 5.0%

Note 13. Earnings per Common Share

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Earnings per Common Share (Continued)

        The computation of basic and diluted EPS is presented in the following table:

	For the year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Basic EPS:
Net income attributable to City National Corporation	$255,819	$230,009	$208,049
Less: Dividends on preferred stock	16,375	9,625	—

Net income available to common shareholders	$239,444	$220,384	$208,049
Less: Earnings allocated to participating securities	2,402	2,555	3,008

Earnings allocated to common shareholders	$237,042	$217,829	$205,041

Weighted-average common shares outstanding	54,959	54,139	53,211

Basic earnings per common share	$4.31	$4.02	$3.85

Diluted EPS:
Earnings allocated to common shareholders (1)	$237,063	$217,848	$205,050

Weighted-average common shares outstanding	54,959	54,139	53,211
Dilutive effect of equity awards	732	501	264

Weighted-average diluted common shares outstanding	55,691	54,640	53,475

Diluted earnings per common share	$4.26	$3.99	$3.83

(1)
Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purpose of calculating diluted EPS.

        The average price of the Company's common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.7 million average outstanding stock options that were antidilutive for 2014, compared to 1.5 million average outstanding stock options for 2013 and 2.8 million average outstanding stock options for 2012.

Note 14. Share-Based Compensation

        On December 31, 2014, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the "Plan"), which was originally approved by the Company's shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. A description of the Plan is provided below. The compensation cost that has been recognized for all share-based awards was $21.9 million, $22.8 million and $18.6 million for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $9.2 million, $9.5 million and $7.8 million for 2014, 2013 and 2012, respectively. The Company received $27.8 million and $40.5 million in cash for the exercise of stock options during 2014 and 2013, respectively. The

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Share-Based Compensation (Continued)

actual tax benefit realized for the tax deductions from stock option exercises was $4.0 million and $6.1 million for 2014 and 2013, respectively.

Plan Description

        The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company's eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of December 31, 2014. The purpose of the Plan is to promote the success of the Company by providing additional means to attract, motivate, retain and reward key employees of the Company with awards and incentives for high levels of individual performance and improved financial performance of the Company, and to link non-employee director compensation to shareholder interests through equity grants.

        Stock option awards are granted with an exercise price equal to the market price of the Company's stock at the date of grant. These awards vest in four years and have 10-year contractual terms. Restricted stock, restricted stock unit and cash-settled restricted stock unit awards granted under the Plan generally vest over five years. In general, twenty-five percent of these awards vests two years from the date of grant, then twenty-five percent vests on each of the next three consecutive grant anniversary dates. A participant with restricted stock awards is entitled to dividends and voting rights for all shares issued even though they are not vested. Restricted stock unit awards are entitled to dividend equivalents, but have no voting rights.

        Cash-settled restricted stock unit awards are subject to forfeiture until the restrictions lapse or terminate. Upon vesting, the units are converted to cash based on the closing stock price at vesting date and distributed to plan participants. Plan participants are entitled to dividend equivalents, which vest and are paid in cash at the same time as the underlying cash-settled restricted stock units. Dividend equivalents are subject to forfeiture in the same manner as the underlying cash-settled restricted stock units. Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of award and subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement.

        The Plan provides for acceleration of vesting if there is a change in control (as defined in the Plan), a termination of service due to death or total disability (as defined in the Plan), or at the discretion of the Company. Unvested awards are forfeited upon termination of employment, except for those instances noted above. The Company issues new shares upon share option exercises. At December 31, 2014, there were approximately 2.8 million shares available for future grants.

Fair Value

        The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation methodology that uses the assumptions noted in the following table. The Company evaluates exercise behavior and values options separately for executive and non-executive employees. Expected volatilities are based on the historical volatility of the Company's stock. The Company uses a 20-year look back period to calculate the volatility factor. The length of the look back period reduces the impact of disruptions in the capital markets, and provides values that management believes are more representative of expected future volatility. The Company uses historical data to predict option exercise

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Share-Based Compensation (Continued)

and employee termination behavior. The expected term of options granted is derived from historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is equal to the dividend yield of the Company's stock at the time of the grant.

        To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	December 31,
	2014	2013	2012
Weighted-average volatility	27.35%	28.12%	30.55%
Dividend yield	1.79%	2.15%	2.14%
Expected term (in years)	6.06	6.14	6.11
Risk-free interest rate	1.99%	1.25%	1.43%

        Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the years ended December 31, 2014, 2013 and 2012 were $17.92, $12.59 and $11.63, respectively. The total intrinsic values of options exercised during the years ended December 31, 2014, 2013 and 2012 were $9.7 million, $14.8 million and $8.0 million, respectively.

        A summary of option activity and related information for the years ended December 31, 2014, 2013 and 2012 is presented below:

Options	Number of Shares (in thousands)	Weighted- Average Exercise Price (per share)	Aggregate Intrinsic Value (in thousands) (1)	Weighted- Average Remaining Contractual Term
Outstanding at January 1, 2014	4,075	$55.50
Granted	458	73.66
Exercised	(490)	56.65
Forfeited or expired	(72)	58.48

Outstanding at December 31, 2014	3,971	$57.40	$92,956	5.33

Exercisable at December 31, 2014	2,702	$55.93	$67,230	4.03

(1)
Includes in-the-money options only.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Share-Based Compensation (Continued)

	2013		2012
Options	Number of Shares (in thousands)	Weighted- Average Exercise Price	Number of Shares (in thousands)	Weighted- Average Exercise Price
Outstanding at January 1	4,417	$53.91	4,990	$52.61
Granted	595	55.81	614	46.70
Exercised	(854)	47.37	(599)	37.44
Forfeited or expired	(83)	56.71	(588)	52.14

Outstanding at December 31	4,075	$55.50	4,417	$53.91

Exercisable	2,651	$56.74	2,888	$57.28

        A summary of changes in unvested options and related information for the year ended December 31, 2014 is presented below:

Unvested Options	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2014	1,425	$13.64
Granted	458	17.92
Vested	(556)	14.57
Forfeited	(58)	13.29

Unvested at December 31, 2014	1,269	$14.80

        The number of options vested during the year ended December 31, 2014, 2013 and 2012 was 556,133, 668,248 and 677,282, respectively. The total fair value of options vested during 2014, 2013 and 2012 was $8.1 million, $8.1 million and $8.3 million, respectively. As of December 31, 2014, there was $11.3 million of unrecognized compensation cost related to unvested stock options granted under the Company's plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

        A summary of changes in restricted stock and related information for the year ended December 31, 2014 is presented below:

Restricted Stock (1)	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value (per share)
Unvested at January 1, 2014	608	$53.03
Granted	120	73.65
Vested	(183)	44.44
Forfeited	(20)	56.70

Unvested at December 31, 2014	525	$60.60

(1)
Includes restricted stock units.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Share-Based Compensation (Continued)

        Restricted stock is valued at the closing price of the Company's stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $73.65, $56.57 and $47.12, respectively. The number of restricted shares vested during 2014, 2013 and 2012 was 182,762, 200,508 and 191,965. The total fair value of restricted stock vested during 2014, 2013 and 2012 was $8.1 million, $9.2 million and $8.9 million, respectively. As of December 31, 2014, the unrecognized compensation cost related to restricted stock granted under the Company's plans was $14.9 million. That cost is expected to be recognized over a weighted-average period of 2.8 years.

        Cash-settled restricted stock units are initially valued at the closing price of the Company's stock on the date of award. They are subsequently remeasured to the closing price of the Company's stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the year ended December 31, 2014 is presented below:

Cash-Settled Restricted Stock Units	Number of Shares (in thousands)
Unvested at January 1, 2014	190
Granted	15
Vested	(25)
Forfeited	(6)

Unvested at December 31, 2014	174

Note 15. Derivative Instruments

        The following table summarizes the fair value and balance sheet classification of derivative instruments as of December 31, 2014 and 2013. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company's counterparty credit risk is equal to the amount reported as a derivative asset.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Instruments (Continued)

Notional Amounts and Fair Values of Derivative Instruments

	December 31, 2014			December 31, 2013
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Interest-rate contracts:
Swaps	$3,094.5	$44.7	$45.2	$2,769.4	$42.7	$41.7
Interest-rate caps, floors and collars	437.3	0.8	0.8	251.6	0.5	0.5
Options purchased	—	—	—	1.5	0.6	0.6
Options written	—	—	—	1.5	—	—

Total interest-rate contracts	3,531.8	45.5	46.0	3,024.0	43.8	42.8

Option contracts	1.9	0.4	—	1.9	0.4	—
Foreign exchange contracts:
Spot and forward contracts	802.7	6.1	6.6	461.4	3.5	3.3
Options purchased	3.0	0.1	0.1	6.3	—	—
Options written	3.0	0.2	0.2	6.3	0.2	0.2

Total foreign exchange contracts	808.7	6.4	6.9	474.0	3.7	3.5

Equity warrants	2.3	0.9	—	—	—	—

Total derivatives not designated as hedging instruments	$4,344.7	$53.2	$52.9	$3,499.9	$47.9	$46.3

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

Derivatives Designated as Hedging Instruments

        The Company had no hedging instruments as of December 31, 2014 and 2013.

        The periodic net settlement of interest-rate swaps is recorded as an adjustment to interest income or interest expense. There was no interest income or interest expense recognized on interest-rate swaps

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Instruments (Continued)

in 2014. The impact of interest-rate swaps on interest income and interest expense for the years ended December 31, 2013 and 2012 is provided below:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivative Instruments Designated as Hedging Instruments		2013	2012
Interest-rate swaps-fair value	Interest expense	$(1.0)	$(8.2)
Interest-rate swaps-cash flow	Interest income	0.1	0.2

Total income		$1.1	$8.4

        Fair value and cash flow interest-rate swaps increased net interest income by $1.1 million and $8.4 million for the years ended December 31, 2013 and 2012, respectively.

        Changes in fair value of the effective portion of cash flow hedges are reported in AOCI. When the cash flows associated with the hedged item are realized, the gain or loss included in AOCI is recognized in Interest income on loans and leases, the same location in the consolidated statements of income as the income on the hedged item. There were no cash flow hedges outstanding during the years ended December 31, 2014 and 2013. The $0.1 million and $0.2 million of gains on cash flow hedges reclassified from AOCI to interest income for the years ended December 31, 2013 and 2012, respectively, represent the amortization of deferred gains on cash flow hedges that were terminated in 2010. The balance of deferred gain on terminated swaps was fully amortized in 2013.

Derivatives Not Designated as Hedging Instruments

        Derivative contracts not designated as hedges are composed primarily of interest-rate contracts with certain commercial clients that are offset by paired trades with unrelated bank counterparties. The Company also enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging the clients' transaction and economic exposures arising out of commercial transactions. The Company also obtains equity warrants in association with certain lending transactions. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the years ended December 31, 2014, 2013 and 2012:

		For the year ended December 31,
	Location in Consolidated Statements of Income
(in millions) Derivatives Not Designated as Hedging Instruments		2014	2013	2012
Interest-rate contracts	Other noninterest income	$(1.6)	$1.0	$1.1
Option contracts	Other noninterest income	0.2	0.2	(1.7)
Foreign exchange contracts (1)	International services income	32.7	27.5	26.1
Equity warrants	Other noninterest income	0.1	—	—

Total income		$31.4	$28.7	$25.5

(1)
Includes spread and translation gains (losses) on foreign exchange spot, forward and option contracts.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Derivative Instruments (Continued)

Credit Risk Exposure and Collateral

        The Company's swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company's swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company's credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company's debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on December 31, 2014 was $16.5 million. The Company delivered collateral in the form of securities valued at $8.8 million and cash totaling $28.0 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at December 31, 2014.

        The Company's interest-rate swaps had no credit risk exposure at December 31, 2014, and $2.4 million of credit risk exposure at December 31, 2013. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at December 31, 2014 and 2013, respectively. The Company delivered collateral valued at $5.9 million on swap agreements that did not have credit-risk contingent features at December 31, 2014.

        See Note 16, Balance Sheet Offsetting, for additional information about the Company's derivative instruments subject to master netting agreements.

Note 16. Balance Sheet Offsetting

        Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements ("reverse repurchase agreements") and securities sold under repurchase agreements ("repurchase agreements"), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements and collateral swap agreements. Under reverse repurchase agreements the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates, and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45, Balance Sheet—

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Balance Sheet Offsetting (Continued)

Offsetting. Securities swaps totaled $500.0 million at December 31, 2014. At December 31, 2014, the Company had delivered collateral consisting of agency mortgage-backed securities with a fair value of approximately $531.9 million on the repurchase agreement, and accepted collateral consisting of corporate and municipal bonds with a fair value of approximately $527.5 million on the reverse repurchase agreement. Securities that have been pledged by counterparties as collateral are not recorded in the Company's consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company's consolidated balance sheet unless the Company defaults.

        The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

        The following table provides information about financial instruments that are eligible for offset at December 31, 2014 and December 31, 2013:

				Gross Amounts Not Offset in the Balance Sheet
			Net Amount Presented in the Balance Sheet
(in thousands)	Gross Amount Recognized	Gross Amount Offset		Securities Collateral	Cash Collateral	Net Amount
December 31, 2014
Financial assets:
Reverse repurchase agreements	$700,149	$(500,041)	$200,108	$(200,000)	$—	$108
Derivatives not designated as hedging instruments	7,669	(1,562)	6,107	—	—	6,107

Total financial assets	$707,818	$(501,603)	$206,215	$(200,000)	$—	$6,215

Financial liabilities:
Repurchase agreements	$500,041	$(500,041)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	51,125	(1,562)	49,563	(14,654)	(28,046)	6,863

Total financial liabilities	$551,166	$(501,603)	$49,563	$(14,654)	$(28,046)	$6,863

December 31, 2013
Financial assets:
Reverse repurchase agreements	$200,000	$—	$200,000	$(200,000)	$—	$—
Derivatives not designated as hedging instruments	18,749	(13,323)	5,426	—	—	5,426

Total financial assets	$218,749	$(13,323)	$205,426	$(200,000)	$—	$5,426

Financial liabilities:
Derivatives not designated as hedging instruments	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

Total financial liabilities	$32,193	$(13,323)	$18,870	$(12,376)	$(7,761)	$(1,267)

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        Income taxes (benefits) in the consolidated statements of income include the following amounts:

(in thousands)	Current	Deferred	Total
2014
Federal	$95,746	$(10,094)	$85,652
State	42,143	(8,587)	33,556

Total	$137,889	$(18,681)	$119,208

2013
Federal	$80,709	$(10,615)	$70,094
State	34,097	(9,572)	24,525

Total	$114,806	$(20,187)	$94,619

2012
Federal	$60,253	$9,525	$69,778
State	26,260	2,784	29,044

Total	$86,513	$12,309	$98,822

        The Company recognized income tax expense of $119.2 million, $94.6 million and $98.8 million in 2014, 2013 and 2012, respectively. The effective tax rate for 2014 was equal to 31.6 percent of pretax income, compared to an effective tax rate of 28.9 percent for 2013 and 32.1 percent for 2012.

        The Company had income taxes receivable of $29.5 million at December 31, 2014 and income taxes payable of $8.6 million at December 31, 2013.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	December 31,
(in thousands)	2014	2013
Deferred tax assets:
Allowance for credit losses	$154,115	$153,037
Federal and state carryforwards	—	143
Accrued expenses	115,642	97,269
Nonaccrual interest income	26,320	23,201
Basis difference in OREO and loans	13,756	—
Unrealized losses on securities available-for-sale	4,821	11,116
Share-based compensation	30,746	30,371
Basis difference in investments	—	420
Other	1,325	2,410

Total gross deferred tax assets	346,725	317,967
Deferred tax liabilities:
Core deposit and other intangibles	7,829	9,261
State income taxes	8,755	7,855
Depreciation	5,922	3,460
Basis difference in OREO and loans	—	5,016
Deferred loan origination costs	14,783	10,686
Prepaid expenses	3,888	3,863
Leasing activities	50,225	48,709
Basis difference in investments	14,896	—
Basis difference in FHLB stock	8,155	9,179
Other	1,896	1,948

Total gross deferred tax liabilities	116,349	99,977

Net deferred tax assets	$230,376	$217,990

        The tax benefit of deductible temporary differences and tax carryforwards are recorded as an asset to the extent that management assesses the utilization of such temporary differences and carryforwards to be more likely than not. To the extent the deferred tax asset is subsequently determined to be less than more likely than not to be realized, a valuation allowance is recorded. Management expects to have sufficient taxable income in future years to fully realize the deferred tax assets recorded at December 31, 2014, and has determined that a valuation reserve is not required for any of its deferred tax assets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Income taxes resulted in effective tax rates that differ from the statutory federal income tax rate for the following reasons:

	Percent of Pretax Income (Loss)
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Net state income tax	6.4	6.0	6.1
Tax exempt income	(4.5)	(4.6)	(4.2)
Affordable housing investments	(5.5)	(4.9)	(4.7)
All other, net	0.2	(2.6)	(0.1)

Effective tax provision	31.6%	28.9%	32.1%

        The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds and bank-owned life insurance, and other adjustments.

        The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service ("IRS") for the tax year 2014. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

        From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the year ended December 31, 2014.

        A reconciliation of unrecognized tax benefits for 2014 and 2013 is as follows:

	For the year ended December 31,
(in thousands)	2014	2013
Balance, beginning of the year	$4,498	$4,473
Additions for tax positions of current year	78	2,048
Additions for tax positions of prior years	149	502
Reductions for tax positions of prior years	(3,464)	—
Settlements	—	(2,525)

Balance, end of the year	$1,261	$4,498

        As of December 31, 2014 and 2013, the total tax liabilities associated with unrecognized tax benefits that, if recognized would impact the effective tax rate, is $0.7 million and $2.9 million, respectively.

        The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on interest and penalties of

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

$0.5 million and $0.4 million in 2014 and 2013, respectively, and interest and penalties expense of $0.2 million in 2012. The Company had approximately $2.5 million and $3.0 million of accrued interest and penalties as of December 31, 2014 and 2013, respectively. The Company does not expect a material change in the total amount of unrecognized tax benefits within the next twelve months.

Note 18. Employee Benefit Plans

Defined Contribution Plan

        The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under IRS regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $23.2 million, $22.0 million and $20.4 million for 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

        The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, "directors' fees") until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors' fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income, and were $0.7 million, $1.0 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Note 19. Sale of Business

        On September 1, 2014, the Company completed the sale of its retirement services recordkeeping business to OneAmerica Retirement Services, LLC ("OneAmerica"). The $1.2 million gain recognized on the sale was offset by transaction-related expenses. The sale resulted in the transfer of approximately $6.96 billion of assets under administration to OneAmerica.

Note 20. Commitments and Contingencies

        In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and letters of credit; and to invest in affordable housing funds, private equity and other alternative investments. These instruments involve elements of credit, foreign exchange, and interest-rate risk, to varying degrees, in excess of the amount reflected in the consolidated balance sheets.

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

        Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had outstanding off-balance sheet credit commitments aggregating $9.49 billion and $8.04 billion at December 31, 2014 and 2013, respectively, compared to total outstanding loan balances of $20.85 billion and $17.89 billion, respectively.

        Standby letters of credit are commitments issued by the Company to guarantee the obligations of its client to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit. In 2013, the Company had $733.5 million outstanding in letters of credit, comprised of $617.3 million in standby letters of credit and $116.2 million in commercial letters of credit.

        As of December 31, 2014, the Company had private equity fund and alternative investment commitments of $67.4 million of which $59.4 million was funded. As of December 31, 2013, the Company had private equity fund and alternative investment commitments of $70.9 million of which $62.2 million was funded. At December 31, 2014 and 2013, the Company had affordable housing fund commitments of $66.1 million and $80.8 million. These unfunded affordable housing commitments are recorded in Other liabilities in the consolidated balance sheets.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Commitments and Contingencies (Continued)

        The Bank is party to a limited number of risk participation agreements with agent banks on swap agreements between the agent bank and a borrower. The Bank has participation interests in the loans originated by the agent banks. Under the agreements, the Bank has assumed responsibility for its pro rata share of the exposure on the swaps should a borrower fail to perform. The fair value of risk participation guarantees was $0.9 million and $1.0 million at December 31, 2014 and 2013, respectively, and is reported in Other liabilities on the consolidated balance sheets.

        In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

        The Company entered into contingent consideration arrangements associated with its acquisition of Rochdale and the sale of its retirement services recordkeeping business. Contingent consideration represents additional purchase price consideration to be transferred from the acquirer to the seller if certain future events or conditions are met. See Note 3, Fair Value Measurements, for additional information about the contingent consideration asset and liability.

Note 21. Variable Interest Entities

        The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company's involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $203.0 million and $188.2 million at December 31, 2014 and 2013, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $66.1 million at December 31, 2014. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

        The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company's involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $29.2 million and $34.0 million at December 31, 2014 and 2013, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

        As of December 31, 2014, affiliate noncontrolling owners held equity interests with an estimated fair value of $40.0 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

        The following is a summary of activity for redeemable noncontrolling interest for each of the periods presented:

	For the year ended December 31,
(in thousands)	2014	2013	2012
Balance, beginning of year	$39,768	$41,112	$44,643
Net income	2,770	2,507	1,084
Distributions to redeemable noncontrolling interest	(2,745)	(1,150)	(1,451)
Additions and redemptions, net	(4,759)	(1,922)	(2,811)
Adjustments to fair value	4,944	(779)	(353)

Balance, end of year	$39,978	$39,768	$41,112

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

        The Wealth Management segment includes the Corporation's investment advisory affiliates and the Bank's Wealth Management division. The asset management affiliates and the Wealth Management division of the Bank make the following investment advisory and wealth management resources and expertise available to individual and institutional clients: investment management, wealth advisory services, brokerage, retirement, estate and financial planning and personal, business, custodial and employee trust services. The Wealth Management segment also advises and makes available mutual funds under the name of City National Rochdale Funds. Both the asset management affiliates and the Bank's Wealth Management division provide proprietary and nonproprietary products and offer a full spectrum of investment solutions in multiple asset classes and investment styles, including fixed-income instruments, mutual funds, domestic and international equities and alternative investments such as hedge funds. This segment serves clients nationwide.

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

        Business segment earnings are the primary measure of the segment's performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity or usage levels for the fiscal year. Costs associated with intercompany support and services groups, such as Operational Services, are allocated to each business segment based on actual services used. Capital is allocated based on the estimated risk within each business segment. The methodology of allocating capital is based on each business segment's credit, market, and operational risk profile. If applicable, any provision for credit losses is allocated based on various credit factors, including, but not limited to, credit risk ratings, credit rating fluctuation, charge-offs and recoveries and loan growth.

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

        Exposure to market risk is managed in the Company's Treasury department. Interest-rate risk is mostly removed from the Commercial and Private Banking segment and transferred to the Funding Center through a fund transfer pricing ("FTP") methodology and allocation model. The FTP model records a cost of funds or credit for funds using a combination of matched maturity funding for fixed term assets and liabilities and a blended rate for the remaining assets and liabilities with varying maturities.

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

	For the year ended December 31, 2014
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$816,693	$1,769	$39,775	$858,237
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	(14,000)	—	—	(14,000)
Provision for losses on covered loans	3,829	—	—	3,829
Noninterest income	193,591	271,175	(53,188)	411,578
Depreciation and amortization	11,131	7,149	19,932	38,212
Noninterest expense	723,819	223,422	(83,264)	863,977

Income before income taxes	285,505	42,373	49,919	377,797
Provision for income taxes	90,752	12,588	15,868	119,208

Net income	194,753	29,785	34,051	258,589
Less: Net income attributable to noncontrolling interest	—	2,770	—	2,770

Net income attributable to City National Corporation	$194,753	$27,015	$34,051	$255,819

Selected Average Balances:
Loans and leases, excluding covered loans	$18,397,235	$—	$56,458	$18,453,693
Covered loans	612,078	—	—	612,078
Total assets	19,176,162	706,729	10,874,241	30,757,132
Deposits	26,357,727	75,108	242,885	26,675,720
Goodwill	393,176	247,651	—	640,827
Customer-relationship intangibles, net	2,532	35,231	—	37,763

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23. Segment Results (Continued)

	For the year ended December 31, 2013
(in thousands)	Commercial and Private Banking	Wealth Management	Other	Consolidated Company
Earnings Summary:
Net interest income	$757,659	$995	$65,061	$823,715
Provision for losses on covered loans	635	—	—	635
Noninterest income	161,330	232,948	(39,109)	355,169
Depreciation and amortization	13,687	7,362	18,735	39,784
Noninterest expense	687,238	197,451	(73,359)	811,330

Income before income taxes	217,429	29,130	80,576	327,135
Provision for income taxes	63,374	7,760	23,485	94,619

Net income	154,055	21,370	57,091	232,516
Less: Net income attributable to noncontrolling interest	—	2,507	—	2,507

Net income attributable to City National Corporation	$154,055	$18,863	$57,091	$230,009

Selected Average Balances:
Loans and leases, excluding covered loans	$15,721,881	$—	$53,999	$15,775,880
Covered loans	865,640	—	—	865,640
Total assets	16,807,769	649,775	10,833,429	28,290,973
Deposits	23,423,943	97,866	432,354	23,954,163
Goodwill	393,176	249,446	—	642,622
Customer-relationship intangibles, net	4,812	39,625	—	44,437

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

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements

        Condensed Parent Company financial statements, which include transactions with subsidiaries, follow:

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2014	2013
Assets
Cash	$218,896	$147,439
Securities	39,482	49,213
Other assets	72,289	87,621
Investment in City National Bank	2,755,833	2,583,000
Investment in non-bank subsidiaries	204,383	202,841

Total assets	$3,290,883	$3,070,114

Liabilities and shareholders' equity
Long-term debt	$304,695	$304,618
Other liabilities	30,356	24,510

Total liabilities	335,051	329,128
Total shareholders' equity	2,955,832	2,740,986

Total liabilities and shareholders' equity	$3,290,883	$3,070,114

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF INCOME

	For the year ended December 31,
(in thousands)	2014	2013	2012
Income
Dividends from Bank and non-bank subsidiaries	$88,920	$50,220	$89,000
Interest and dividend income and other income	24,034	19,644	20,308
(Loss) gain on sale of securities	(82)	160	930
Impairment loss on securities	(97)	—	—

Total income	112,775	70,024	110,238

Expense
Interest on other borrowings	16,171	16,437	18,779
Other expenses	9,588	5,922	10,631

Total expenses	25,759	22,359	29,410

Income before taxes and equity in undistributed income of Bank and non-bank subsidiaries	87,016	47,665	80,828
Income taxes (benefits)	1,945	1,775	(3,424)

Income before equity in undistributed income of Bank and non-bank subsidiaries	85,071	45,890	84,252
Equity in undistributed income of Bank and non-bank subsidiaries	170,748	184,119	123,797

Net income	$255,819	$230,009	$208,049
Less: Dividends on preferred stock	16,375	9,625	—

Net income available to common shareholders	$239,444	$220,384	$208,049

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in thousands)	2014	2013	2012
Net income	$255,819	$230,009	$208,049
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(5)	(1,116)	111
Reclassification adjustment for net losses included in net income	—	584	—

Total other comprehensive (loss) income	(5)	(532)	111

Comprehensive income	$255,814	$229,477	$208,160

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 24. Parent Company Only Condensed Financial Statements (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$255,819	$230,009	$208,049
Adjustments to net income:
Equity in undistributed income of Bank and non-bank subsidiaries	(170,748)	(184,119)	(123,797)
Other, net	15,413	13,287	13,199

Net cash provided by operating activities	100,484	59,177	97,451

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(450)	(29,942)	—
Sales and paydowns of securities available-for-sale	11,229	33,806	16,516
Net advances to subsidiaries	—	(100,000)	(1,335)
Other, net	17,037	2,275	11,641

Net cash provided by (used in) investing activities	27,816	(93,861)	26,822

Cash Flows For Financing Activities
Net decrease in other borrowings	—	(205,535)	(1,875)
Proceeds from exercise of stock options	27,782	40,466	22,428
Issuance of preferred stock	—	97,536	169,108
Cash dividends paid	(88,908)	(50,375)	(80,380)
Other, net	4,283	4,717	3,089

Net cash (used in) provided by financing activities	(56,843)	(113,191)	112,370

Net increase (decrease) in cash and cash equivalents	71,457	(147,875)	236,643
Cash and cash equivalents at beginning of year	147,439	295,314	58,671

Cash and cash equivalents at end of year	$218,896	$147,439	$295,314

Note 25. Subsequent Event

        On January 22, 2015, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with Royal Bank of Canada, a Canadian chartered bank ("Royal Bank of Canada") and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada ("Holdco"), pursuant to which the Corporation will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada (the "Merger").

        Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Corporation will be converted into the right to receive cash or common shares of Royal Bank of Canada, at the election of the holder, subject to proration and certain other limitations as set forth in the Merger Agreement. The Merger Agreement has been unanimously approved by the Board of Directors.

CITY NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25. Subsequent Event (Continued)

        As of January 21, 2015, the last trading day before public announcement of the transaction, total consideration for the transaction was valued at approximately $5.4 billion, or approximately $93.80 per share of common stock of the Corporation, based on Royal Bank of Canada's closing stock price on January 21, 2015. As of such date, the aggregate consideration would have been paid with approximately $2.7 billion in cash and approximately 44 million common shares of Royal Bank of Canada, representing approximately a 50 percent cash and 50 percent share mix. The actual transaction value will be based on the number of shares of common stock of the Corporation outstanding at the closing and the volume-weighted average Royal Bank of Canada common stock price for the ten trading days preceding closing. Completion of the Merger is subject to certain customary conditions, including, among others, approval by the stockholders of the Corporation and receipt of certain regulatory approvals.