Form 10-K/A
period 2014-12-31
CITY NATIONAL CORP
filed 2015-04-27
CIK 201461

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

Explanatory Note

        City National Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the "SEC") on February 27, 2015 (the "Original Form 10-K"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Original Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety, with the only changes being the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted as no financial statements are contained within this amendment. This Amendment does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

City National Corporation

Form 10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2014

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Board of Directors

        Our Board of Directors (the "Board") consists of eleven members. The Compensation, Nominating and Governance Committee (the "CN&G Committee") identifies, screens and recommends to the Board candidates for membership on the Board on the basis of candidate guidelines established by the CN&G Committee and approved by the Board as well as those qualifications for directors set forth in our Corporate Governance Guidelines. These criteria and factors include whether the candidate (i) has demonstrated notable or significant achievements in business, education, or public service; (ii) has the requisite intelligence, education and experience to make a significant contribution to the membership of the Board; (iii) will serve as a significant and active resource for referrals and business development for the Company; (iv) will assist in achieving a mix of Board members that represents a diversity of skills, background, viewpoints, experiences, industry knowledge and community contacts, including with respect to age, gender, demographics, race and specialized experience; and (v) has the highest ethical standards, a strong sense of professionalism and dedication to serving the interests of all the stockholders and will be available to the Board in the fulfillment of director duties. In addition to the particular experiences, qualifications, attributes and skills discussed with respect to each director below, the CN&G Committee determined that all of the members of the Board satisfied or met the foregoing criteria and factors.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Russell Goldsmith(1)	65	Chief Executive Officer of City National Corporation and Chairman of the Board and Chief Executive Officer, City National Bank since October 1995. Chairman of the Board of City National Corporation since October 2013 and Vice Chairman from October 1995 to October 2013. President of City National Corporation since May 2005. Representative of the Twelfth District to the Federal Reserve's Federal Advisory Council from 2008 through 2011 and Vice President of that entity for 2010 and 2011. Director of Wynn Resorts, Limited from May 2008 to December 2012.	1978	1979

Mr. Goldsmith contributes to the Board his broad knowledge of the banking, legal and entertainment industries; a deep understanding of the Company and its personnel, clients, and communities, as well as its operations, strategy, value proposition and history; and strong management and leadership skills from his extensive experience as a community, business and industry leader, including his service as the former Chairman and Chief Executive Officer of Republic Pictures, as Vice Chairman of the San Diego Padres, as an attorney, and on other public company boards.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Bram Goldsmith(1)	92	Chairman Emeritus of the Board, City National Corporation, since October 2013. Chairman of the Board, City National Corporation, for more than the past five years and until October 2013.	1964	1969

Mr. Goldsmith contributes to the Board his many years of experience as a successful real estate developer and as a leader of both the banking industry and the Company. He brings to the Board his unique perspective as one of the earliest clients and one of the earliest stockholders of the Bank, his 50 years as a director of the Company, his service as the Chairman of the Company since 1975, and as the Chief Executive Officer of the Company from 1975 to 1995.

Mohamad Ali	44	President and Chief Executive Officer, Carbonite, Inc., an online backup and recovery solutions provider, from December 4, 2014 to the present. Chief Strategy Officer, Hewlett Packard, a multi-national information technology corporation, from August 2012 to December 2014. Chief Executive Officer, Workforce Optimization Division, Aspect Software, a global leader in customer engagement solutions, from April 2012 to August 2012. Senior VP, Corporate Development and Strategy and President, Avaya Client Services, Avaya Corporation, July 2009 to April 2012.	2013	2013

Mr. Ali contributes to the Board a global strategic perspective on trends in the technology industry and significant experience and specific knowledge and insights regarding the Massachusetts and Silicon Valley technology communities. Mr. Ali has extensive experience managing and leading the strategic development of technology companies and business units of major corporations, including IBM, Hewlett Packard and Avaya and has significant experience leading the acquisition of numerous technology companies and assessing investment risk from various vantage points.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Richard L. Bloch	85	President, Piñon Farm, Inc., an agricultural company, for more than the past five years.	1974	1979

Mr. Bloch contributes to the Board his entrepreneurial skills and abilities as an experienced business leader in the real estate and entertainment industries and as a public servant, with extensive knowledge of and contacts in the San Diego community and a broad-based understanding of the Company from his years of service on the Company's Board.

Kenneth L. Coleman	72	Chairman, Saama Technologies, Inc., a business analytics services company, since January 2013. Non-executive Chairman of the Board, MIPS Technologies, a technology provider, from November 2010 to February 2013 and Director from January 1998 to February 2013. Director United Online, Inc. since September 2001. Non-executive Chairman of the Board, Accelrys, Inc., a software provider, from February 2006 to December 2011 and Director since May 2003.	2003	2003

Mr. Coleman contributes to the Board his highly successful executive and entrepreneurial experience in the computer and technology industry, knowledge about the Northern California economy, extensive experience in human resources, strong skills in evaluating business issues and making strategic business judgments, and understanding the impact of science and technology on consumers, companies and the economy. Mr. Coleman also has unique experience in the management of the Information Technology function to ensure that it maximizes its impact on the enterprise.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Clifford Gilbert-Lurie	60	Partner, Ziffren Brittenham LLP, a law firm, for more than the past five years.	2014	2014

Mr. Gilbert-Lurie contributes to the Board his extensive experience as a leading entertainment lawyer with deep knowledge of the entertainment, media, digital and technologies businesses and sophisticated experience in evaluating business issues, negotiating contracts, advising clients, resolving disputes and making strategic decisions involving the entertainment and media businesses.

Ashok Israni	67	President and Chairman, Pacifica Companies, a real estate development and investment firm, and a private real estate investor, for more than the past five years.	2007	2007

Mr. Israni contributes to the Board his significant knowledge of real estate development and investment, his in-depth knowledge of the economy in San Diego and Southern California, a broad understanding of the real estate economy in California and around the world, and the ability to analyze complex business problems and develop creative solutions arising from his substantial success as an entrepreneur.

Bruce Rosenblum	57	President, Legendary Television and Digital Media, an entertainment company, since June 2013. President, Warner Bros. Television Group, an entertainment company, from September 2005 to May 2013. Chairman and Chief Executive Officer, Academy of Television Arts & Sciences, since January 2012.	2007	2007

Mr. Rosenblum contributes to the Board his significant achievement and experience in the entertainment business and knowledge regarding the entertainment industry and clients, as well as skills in evaluating business and legal issues, handling personnel, compensation and operational matters and strategic planning.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Peter M. Thomas	65	Managing Partner, Thomas & Mack Co., LLC, a commercial real estate development company, for more than the past five years. From 1992 to 1995, President and Chief Operating Officer of Bank of America-Nevada; and from 1982 to 1992, President and Chief Operating Officer of Valley Bank of Nevada. Director of Boyd Gaming Corporation since April 2004.	2003	2003

Mr. Thomas contributes to the Board his extensive experience in the banking, finance and commercial real estate industries, including service on other public company boards, as well as strong management skills, financial sophistication and expertise, and the ability to make strategic decisions and provide valuable insight into the Nevada economy and competitive landscape.

Robert H. Tuttle	71

Co-managing Partner, Tuttle-Click Automotive Group, an automotive dealer, since November 2009 and from 1989 to July 2005. From July 2005 to February 2009, U.S. Ambassador to the Court of St. James's, London, England. From 1988 to 1989, Assistant to the President and Director of Presidential Personnel, The White House, from 1985 to 1988, Deputy Assistant to the President and Director of Presidential Personnel, The White House, and from 1982 to 1985, Special Assistant to the President, The White House. Director, City National Corporation from 2002 to 2005 and Arizona Bank from 1989 to 1998. From 1994 to 1998, Chairman of the Executive Committee of Arizona Bank.

			2010	2010

Mr. Tuttle contributes to the Board his experience as a business leader, former bank director and distinguished public servant, with extensive knowledge of international relations and markets, strong relationships within the global community and the perspective and insight as the Chief Executive Officer of a large automotive group as well as a deep understanding of the Orange County economy. Mr. Tuttle has extensive experience with human resources, business operations, sales, service and marketing, and the ability to make complex, sophisticated decisions.

Name	Age	Principal Occupation and Other Directorships/Qualifications	Director of City National Bank Since	Director of City National Corporation Since
Christopher J. Warmuth	61	Executive Vice President, City National Corporation and President, City National Bank since May 2005. Chief Credit Officer, City National Bank from June 2002 to May 2005.	2005	2005

Mr. Warmuth contributes to the Board his broad based knowledge of the banking and real estate industries, an in-depth understanding of the Company, its businesses and operations, including credit policy and risk management; and valuable and strategic insight into the Company's challenges and opportunities.

(1)
Russell Goldsmith is the son of Bram Goldsmith.

CORPORATE GOVERNANCE

        We are committed to maintaining the highest standards of business conduct and corporate governance. We regularly review our governance practices and update them, as appropriate, based upon applicable state law, New York Stock Exchange ("NYSE") rules and listing standards, SEC regulations, and market and best practices. Our corporate governance program includes robust risk management and compliance policies, practices and programs.

Corporate Governance Guidelines, Codes of Conduct and Committee Charters

        Our Corporate Governance Guidelines establish significant corporate governance policies and practices for our Company. Our codes of conduct are comprised of our Code of Ethics for Senior Financial Officers and our Principles of Business Conduct and Ethics (collectively, "Codes of Conduct") for our directors, officers and colleagues. Each standing committee of our Board operates pursuant to a written charter which states each committee's functions and duties. Each committee's charter is reviewed, revised, as appropriate, and reaffirmed annually. Further information regarding certain of our Board committees is set forth below.

        Please visit our website at www.cnb.com/investor-relations/corporate-governance ("Corporate Governance Web Page") to view our Corporate Governance Guidelines, Codes of Conduct and committee charters as well as additional information about our Board, committees and corporate governance. We will post on this website any amendments to the Corporate Governance Guidelines, Codes of Conduct or committee charters, and any waivers of the Codes of Conduct for directors and executive officers. There were no waivers in 2014.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the 1934 Act requires directors and executive officers of the Company and persons who own more than 10% of the Company's common stock ("10% Owners") to file reports of initial ownership of the Company's common stock and subsequent changes in ownership with the SEC and to provide us with copies of such reports. Based solely on a review of the copies of such reports and written representations furnished to us by reporting persons that no other reports were required to be filed during 2014, the Company's directors, officers and 10% Owners complied with all Section 16(a) filing requirements in a timely manner in 2014.

Executive Officers

        Information relating to the executive officers of the Company is presented in Part I of the Original Form 10-K under the caption "Executive Officers of the Registrant."

Committees of the Board

        The Board has established a CN&G Committee, an Audit & Risk Committee, a Wealth Management & Fiduciary Committee, a Community Reinvestment Act Committee and a Special Matters Committee. Each member of the CN&G Committee and Audit & Risk Committee is an independent director as defined by the requirements of the NYSE and our independence standards. The Committee memberships as of the date of this Amendment are set forth below.

Name	Audit & Risk Committee	CN&G Committee	Special Matters Committee	Wealth Management & Fiduciary Committee	Community Reinvestment Act Committee
Mohamad Ali				✓(1)
Richard L. Bloch	✓	Chair(1)
Kenneth L. Coleman		✓			Chair
Clifford Gilbert-Lurie				✓(1)
Bram Goldsmith					✓
Russell Goldsmith			Chair(1)
Ashok Israni(1)					✓
Bruce Rosenblum	Chair(1)	✓
Peter M. Thomas	✓		✓	Chair(1)
Robert H. Tuttle		✓	✓(1)
Christopher J. Warmuth				✓	✓

(1)
Mohamad Ali was appointed to the Wealth Management Committee effective April 23, 2014. Richard L. Bloch was appointed Chairman of the CN&G Committee effective April 23, 2014. Clifford Gilbert-Lurie was appointed to the Board and the Wealth Management Committee effective June 18, 2014. Russell Goldsmith was appointed Chairman of the Special Matters Committee effective April 23, 2014. Ashok Israni served on the Wealth Management Committee until April 23, 2014. Bruce Rosenblum was appointed Chairman of the Audit & Risk Committee effective April 23, 2014. Peter Thomas was appointed Chairman of the Wealth Management & Fiduciary Committee effective April 23, 2014. Robert Tuttle was appointed to the Special Matters Committee effective April 23, 2014.

Audit & Risk Committee

        The Company's separately designated Audit & Risk Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has appointed Mr. Bloch, Mr. Rosenblum and Mr. Thomas to serve as members of the Audit & Risk Committee. Mr. Rosenblum serves as chairman of the committee. Each member of the Audit & Risk Committee is an independent director as defined by the requirements of the NYSE and our independence standards, and is "financially literate" within the meaning of the NYSE listing standards as determined by the Board in its business judgment. The Board has designated Mr. Thomas as the Audit & Risk Committee "Audit Committee Financial Expert" as defined by the SEC. Under the Corporate Governance Guidelines, Committee members are expected to not serve simultaneously on the audit committees of more than two other public companies, unless the Board determines that such service is (i) not otherwise prohibited and (ii) will not impair the effectiveness and ability to serve effectively on the Audit & Risk Committee. The Committee also functions as the Audit & Risk Committee of City National Bank (the "Bank") and the Trust Audit Committee with audit oversight responsibility for audit, risk and compliance related wealth management and fiduciary activities of the Company.

Contacting the Board of Directors

        Individuals can contact the Board, any Committee, or select Board members (including the independent directors as a group) by sending an email to bdofdirectors@cnb.com or by writing to: Board of Directors, Attention: Corporate Secretary, City National Corporation, 555 S. Flower Street, 18th Floor, Los Angeles, California 90071. This contact information is also provided on the Company's Corporate Governance Web Page. The Audit & Risk Committee has also established procedures for the receipt, retention and treatment of so-called "Whistleblower" complaints regarding accounting and auditing matters or actual or potential corporate fraud or violation of applicable law, which procedures are stated on the Company's Corporate Governance Web Page.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis describes our executive compensation program and the 2014 compensation decisions made for our named executive officers ("NEOs") identified in the Summary Compensation Table following this Compensation Discussion and Analysis.

Executive Summary

Very Strong Fiscal 2014 Performance

        The Company delivered very strong financial performance in 2014 and in the fourth quarter of 2014, the Company reported its 87th consecutive profitable quarter. The Company achieved record levels of assets, loans and deposits. The Company's performance reflects the strength of its executive and leadership team and its approximately 3,570 colleagues. They have driven growth through, among other things, increasingly broad product and service offerings, an expanding geographic base, strategic acquisitions and exceptional financial solutions and client service. The Company's strong results for 2014 include the following highlights:

  •
  Consolidated net income attributable to City National Corporation increased 11% to $255.8 million from $230.0 million in 2013. Earnings per share were $4.26, compared with $3.99 per share in 2013.

  •
  Fully taxable-equivalent net interest income for 2014 was $886.7 million.

  •
  Period-end deposit balances grew to a new Company record of $28.11 billion at December 31, 2014. Average deposits increased 11% from 2013, reaching $26.68 billion, and average core deposits increased by 12%. Average core deposits accounted for 98% of deposit balances at year end.

  •
  Period-end loan balances grew to a new Company record of $20.34 billion at December 31, 2014. Average loans increased to $18.45 billion for 2014, up 17% from 2013, with average commercial loans and commercial real estate mortgage loans increasing 19% year over year. These figures exclude loans covered by FDIC loss-sharing agreements.

  •
  Total assets grew to a new Company record of $32.61 billion as of December 31, 2014.

  •
  Assets under management or administration were $60.82 billion as of December 31, 2014.

  •
  Credit quality (excluding loans and other real estate owned, covered by FDIC loss-sharing agreements) continued to improve. Net recoveries for 2014 were $15.4 million. Nonperforming assets decreased to $52.9 million at December 31, 2014 from $81.3 million at December 31, 2013. In light of strong credit quality and significant recoveries, the Company did not record any provision for credit losses in 2014, and released $14.0 million from its loan-loss reserves.

2014 Performance Compensation Program

        We strive to maintain compensation programs that reflect strong governance practices and consistency with our pay for performance philosophy. We set challenging targets under our incentive programs, including our net income target for the CEO's annual bonus plan and the net operating income target that is used to set incentives for the other NEOs. Because our targets are intended to be challenging, our strong performance in 2014 resulted in payments well below the maximum achievable. Our CEO received a bonus equal to 101% of target and our NEOs received bonuses that in the aggregate amounted to 123% of target.

        With respect to long-term incentives, there were no changes to our CEO's compensation for 2014 performance. There were no changes in 2014 to the long-term incentives for our other NEOs, other than the mix of equity vehicles granted. Equity awards in 2014 consisted of a mix of 50% restricted stock and 50% stock options.

        In July 2014, the CN&G Committee and our CEO entered into an amendment to our CEO's employment agreement. The amendment extended the term of our CEO's employment agreement to July 15, 2017 and revised the long-term incentive compensation structure for our CEO effective beginning in 2015. The amendment, which is described below under Employment Agreements, was intended to increase the tie between our CEO's compensation and the Company's long-term performance. On January 22, 2015, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Royal Bank of Canada, a Canadian chartered bank ("Royal Bank of Canada") and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada ("Holdco"), pursuant to which the Company will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada (the "Merger"). The transactions contemplated by the Merger Agreement will be a "change in control" for purposes of the Company's compensation and benefit plans described below.

Strong Compensation and Corporate Governance Practices

        The following are highlights of our strong compensation practices and corporate governance framework, which reinforces our pay for performance culture:

  •
  A Majority of Our CEO's Compensation is Performance Based and Tied to Multiple Performance Metrics. A majority of our CEO's compensation is performance based. Our CEO's compensation is tied to multiple performance metrics to ensure that compensation is measured in relation to different aspects of Company performance, including growth, delivery of stockholder value and performance against peers. This also ensures that our CEO is motivated by overall Company performance rather than a single metric.

  •
  No Excessive Perquisites.  Our NEOs do not receive excessive perquisites and it is our policy to limit perquisites.

  •
  No Pension or Supplemental Retirement Plan.  We do not provide our NEOs with pension or supplemental retirement plan benefits.

  •
  Prohibition of Pledging.  Our policies on trading prohibit pledging of Company stock by our employees and directors.

  •
  Prohibition of Hedging.  Our policies on trading prohibit hedging and other speculative trading in Company stock.

  •
  Stock Ownership Requirements.  Our NEOs are required to hold a multiple of their salary in Company stock pursuant to our stock ownership requirements, further aligning their interests with our stockholders' interests. See Stock Ownership Requirements below for more information.

  •
  No Repricing or Discounted Stock Options.  The Company's 2008 Omnibus Plan ("2008 Plan") prohibits the repricing of any outstanding stock options or the use of discounted stock options.

  •
  Clawback.  Pursuant to his employment agreement, our CEO's incentives are subject to forfeiture and recoupment if based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

  •
  Double Trigger and No Tax Gross-up.  Our CEO's employment agreement requires a termination of employment in addition to a change in control before change in control benefits are triggered, and there is no golden parachute excise tax gross-up.

  •
  Compensation Plan Risk Assessment.  The CN&G Committee retains and consults with an independent compensation consultant to collaborate with our senior risk officers to conduct an annual risk-based review of all of the Company's employee incentive plans.

 Target Compensation Mix

        Consistent with our pay for performance philosophy, our CEO's target compensation mix is designed to be heavily weighted towards performance based compensation. As depicted in the chart below, 83% of our CEO's target compensation is provided in the form of performance based variable compensation, the value of which is tied to the Company's performance. Variable compensation consists of four components, which is further described below: bonus; cash-settled restricted stock unit ("cash-settled RSU") awards; an earnings-per-share based long-term incentive cash award ("EPS-Based LTI Cash Award"); and a total shareholder return ("TSR")-based long-term incentive cash award ("TSR-Based LTI Cash Award").

CEO—Target Compensation Mix

        The target compensation of our other NEOs is also weighted towards performance based/variable compensation. On average, 68% of their compensation is performance based/variable compensation, including 17% of the target compensation that is tied to time-vested restricted stock, the value of which moves up and down with our stock price.

Average Other NEOs—Target Compensation Mix

 CEO Compensation and Performance Alignment

        Our CEO's annual incentive award under the Variable Bonus Plan ("Variable Bonus Plan") is based on a net income performance goal. As such, in years where net income performance is substantially below our internal goals, our CEO receives little or no annual incentive payout. Notably, as reflected in the graph below, our CEO received $0 actual bonus for performance year 2009 despite the Company maintaining positive net income in 2009 during the worst financial crisis in the United States in the last 70 years.

        The net income goal under the Variable Bonus Plan is intended to be challenging. In fiscal 2014, the net income target was set 7% higher than in 2013. Accordingly, even though 2014 was a year of exceptional financial results, this challenging target resulted in the 2014 Variable Bonus Plan payout remaining nearly flat from 2013 to 2014. Accordingly, the CEO's actual bonus as a percentage of target increased by less than 2% from the prior year. In fact, for the third year in a row, our CEO's bonus payment as a percentage of target has either decreased or remained essentially flat since 2011, despite the fact that our net income has risen by 39% over this time-frame to record levels for the Company.

        As a result of the aggressive net income goal set by the CN&G Committee for fiscal year 2014, our CEO's annual earned bonus remained relatively unchanged, increasing by approximately $32,000 relative to the year prior.

CEO Actual Bonus as Percentage of Target vs. Net Income

Response to 2014 Advisory Vote on Executive Compensation

        The Company's 2014 annual meeting of stockholders included a non-binding advisory vote on executive compensation. Approximately 87% of the votes cast at the 2014 annual meeting were in favor of the compensation earned by our NEOs. Consistent with the Company's long standing active and open dialogue with its institutional investors, following the filing of our 2014 proxy statement, the Company and its representatives contacted many of our largest institutional stockholders, representing approximately 54% of our outstanding shares (representing the top 30 stockholders), to discuss governance issues of importance to our investors and to answer questions about our compensation programs for our NEOs. Based on the generally favorable responses from our stockholders and the support reflected by the votes ultimately cast at the 2014 annual meeting, the CN&G Committee determined to continue our NEO compensation program in its current form.

Our Compensation Philosophy

        Our executive compensation programs are vital to achieving our objective to become the most recommended financial provider and to build sustainable long-term growth in stockholder value. We design our compensation programs based on a pay for performance philosophy to reward our NEOs both for recent performance and to motivate them to achieve strong future performance for the Company and long-term value for our stockholders. As a result, our compensation program for our NEOs is guided by the following principles:

  •
  Challenge and motivate our executives, their teams and the entire organization to achieve results that support our business and financial strategies.

  •
  Design our compensation plans and programs to encourage sustained and consistent performance while incorporating checks, balances and controls to promote a culture of risk management consistent with our value proposition, and to discourage executives from taking unnecessary and excessive risks that threaten the value of our Company.

  •
  Align our NEOs' interests with the interests of our stockholders by including equity and other long-term awards in our compensation package together with stock ownership requirements to motivate our NEOs to create long-term stockholder value.

  •
  Attract, motivate, retain, and reward our executives by providing a competitive total compensation opportunity.

Role of our Compensation Committee

        Our CN&G Committee is comprised of independent directors and is responsible for reviewing and approving our director and executive compensation plans, policies and programs, including compensation awarded to our CEO and other NEOs. Recommendations regarding the compensation of our NEOs, other than our CEO, are presented by management to the CN&G Committee. The CN&G Committee has the sole authority to retain and terminate any compensation consultant directly assisting it in the evaluation of director, CEO or senior executive compensation. The CN&G Committee also has the sole authority to approve fees and other engagement terms. In its absolute discretion, the CN&G Committee may also seek advice and assistance from internal or external legal, accounting or other advisors. The CN&G Committee may also form and delegate authority to subcommittees when appropriate.

        The compensation of the President of the Bank and CFO is reviewed by our CEO before presentation to the CN&G Committee. The compensation of our other NEOs and executives is reviewed by our Strategy and Planning Committee, comprised of our Chairman Emeritus of the Board, CEO, CFO and President of the Bank, prior to submission to the CN&G Committee. Our CEO's compensation is determined under the terms of his employment agreement based on achievement of previously established performance goals. The CN&G Committee makes the final decision as to compensation of each of our

NEOs and other executives. Each material action of the CN&G Committee is reported to the full Board at its regular meetings.

Role of Compensation Consultants.

        In 2014, the CN&G Committee retained the services of Frederic W. Cook, LLP ("F.W. Cook") as its independent consultant to advise on the amendment to our CEO's employment agreement, to provide advice and recommendations on senior executive compensation, including an analysis of peer companies used by the Company in computing TSR for our CEO's TSR-Based LTI Cash Award. F.W. Cook generally assists the CN&G Committee with its review of management's recommendations regarding senior executive compensation, including by providing an independent assessment of the recommendation and the underlying data. The CN&G Committee also retained the services of F.W. Cook to work with the Company's senior risk officers to conduct a comprehensive risk review of the Company's incentive compensation plans. See below under Risk Management.

        Our management team retains separate compensation consultants. In 2014, we utilized the services of Semler Brossy Consulting Group ("Semler Brossy") and Towers Watson. We retained Semler Brossy to analyze and provide recommendations with regard to the peer companies used by the Company in computing TSR for our CEO's TSR-Based LTI Cash Award and to advise on the amendment to our CEO's employment agreement. We utilized Towers Watson to provide surveys of competitive pay practices. Towers Watson also prepared specific change in control calculations included in the disclosure set forth below in Potential Payments Upon Termination or Change in Control. The CN&G Committee evaluated the independence of each of these compensation consultants in accordance with SEC rules, and determined that their work did not create any conflicts of interest.

Role of Internal Comparison and Use of Market Comparison Data

        We seek to establish compensation levels that are consistent with the external competitive market and also reflective of the internal value of each position based on our strategies and business goals. Our compensation programs achieve a balance between fixed and variable pay and result in our executives having more pay at risk than non-executive colleagues. As a part of our decision-making process for executive compensation, we internally compare executives' respective roles and their performance. We look at the relative level of complexity and significant differences among the executives' job positions, the position of each job in the Company's hierarchy, the internal reporting relationship of each job position and the added value of each job to the Company and then calibrate the total compensation for each executive appropriately.

        We annually assess the compensation level for executive positions by analyzing market data that is reflective of our talent market. We obtain this data both from published surveys and, as needed, customized surveys, generally analyzing data from companies between one-half to two times our asset size across the banking and financial services sectors. We use this data to evaluate the market position of our executive compensation levels and to recommend changes to executive salaries. We generally evaluate the compensation of our NEOs, other than our CEO, to confirm that we are within a competitive range of the 50th percentile of surveyed companies. However, an individual NEO's pay may differ from this overall competitive positioning strategy due to an individual's performance, experience level, scope of responsibility, unique skills and talents, and the competitive market for the officer's position. Each NEO's current and prior compensation is considered in setting future compensation. The process for setting our CEO's compensation differs as our CEO's compensation terms are set forth in an employment agreement entered into in 2010, as further amended in 2014. In setting CEO compensation, our CN&G Committee considered several factors, including, but not limited to, comparable market data, the proven track record and experience level of our CEO, and the exceptional leadership qualities and highly specialized skills and competencies of our CEO that would not only be favorable but critical to the success of the Company.

2014 Compensation Elements

        The Company's executive compensation program provides a mix of direct cash and equity compensation and participation in Company-sponsored benefit plans generally available to other colleagues. As described below, the elements of direct compensation include base salary, an annual cash incentive award, and long-term incentive compensation awards. Pursuant to his employment agreement, as amended, the long-term incentive compensation awards made in 2014 to our CEO are a mix of approximately 37.5% EPS-Based LTI Cash Awards and 37.5% cash-settled RSUs, and 25% TSR-Based LTI Cash Awards. The long-term incentive compensation grants made in 2014 to our NEOs (other than our CEO) are a mix of 50% options and 50% restricted stock.

Pay Element	Description/Objective	Performance Criteria	Vesting Period

Annual Compensation

Base Salary	• Fixed annual cash amount • Compensates NEOs for services during year and forms foundation for other reward vehicles

•

Reviewed annually

•

Increases for NEOs other than CEO are based on competitive market data, company performance and individual performance

•

CEO base salary set by the terms of his employment agreement

N/A

Annual Cash Incentive Award

•

Paid in cash

•

Award targets for NEOs other than CEO established as percentage of base salary based on NEO's level of responsibility and market competitiveness

•

CEO award target determined pursuant to the terms of his employment agreement

•

CN&G Committee determines final award based on Company and/or staff division performance, and individual performance

•

Reviewed annually

•

Performance criteria for NEOs other than CEO established annually by CN&G Committee and the Strategy and Planning Committee

•

CEO performance criteria established annually by the CN&G Committee

• Payout determined and awarded after end of fiscal year

Pay Element	Description/Objective	Performance Criteria	Vesting Period

Long-Term Incentive Compensation

EPS-Based Long-Term Incentive Cash Award (CEO Only)

•

Cash award based on EPS performance over three years for initial award and over four or five years for supplemental award

•

Aligns executive interests with stockholders' interests

•

Emphasizes performance-based culture

•

Reduces stockholder dilution through use of cash

•

Retention tool

•

Compares the Company's cumulative actual diluted EPS for the performance period to the sum of the separate annual target EPS performance goals set by the CN&G Committee at approximately the start of each year during the relevant performance period

•

Target award value is payable at achievement of 100% or more of cumulative target EPS for initial three-year period scaling down to 60% if 75% of cumulative target EPS achieved

•

Supplemental award of 33.33%-50% of target can be earned in year four or five if performance exceeds target by at least 5%-7.5%

• Third anniversary of the grant date for initial award • Fourth or fifth anniversary of grant date for supplemental award

TSR-Based Long-Term Incentive Cash Award (CEO Only)

•

Cash award based on three-year TSR performance

•

Aligns executive interests with stockholders' interests

•

Emphasizes performance-based culture

•

Reduces stockholder dilution through use of cash

•

Retention tool

•

Compares the Company's three-year TSR performance relative to the TSR Peers (as described below)

•

Award amount payable is calculated based on the Company's three-year TSR percentile ranking versus peers

• Third anniversary of the grant date

Pay Element	Description/Objective	Performance Criteria	Vesting Period

Restricted Stock and Cash-Settled RSUs

•

Restricted Stock converts 1-for-1 to shares of common stock (Available to NEOs other than CEO)

•

Cash-settled RSU value paid in cash at vesting (available only to CEO)

•

Aligns executive interests with stockholders' interests

•

Emphasizes performance-based culture

•

Includes dividends/dividend equivalents

•

Retention tool

		• Amount of CEO annual cash-settled RSU award is subject to achievement of 60% or more of the annual cash incentive award performance goal	• Typically vest 25% per year beginning on the 2nd anniversary of grant date

Stock Options (NEOs other than CEO)

•

Ten year term

•

Exercise price set at closing stock price on date of grant

•

Aligns executive interests with stockholders' interests

•

Value realized only if stock price rises above exercise price

•

Retention tool

		• Amount of options granted is based on individual performance • Ultimate value of award is based on stock price appreciation	• Vest 25% per year beginning on the 1st anniversary of the grant date

Plans and Programs

Deferred Compensation

•

Voluntary

•

Provides flexibility for an executive to manage individual tax liability

•

No Company match other than profit sharing make-up contribution

•

CEO's former SERP benefit converted to CNC Stock Fund balance

N/A

•

Compensation is deferred into accounts that earn a market return based on a variety of investment options

•

CNC Stock Fund balance payable solely in shares of our common stock, on the first day of the month following termination of CEO's employment for any reason

Pay Element	Description/Objective	Performance Criteria	Vesting Period

Benefit Programs

•

Company 401(k) Plan with Company match and profit sharing

•

Company health insurance

•

Change in control plans (see 2014 Nonqualified Deferred Compensation and see Potential Payments Upon Termination or Change in Control)

		• Profit sharing contribution based on annual growth in net profits year over year, capped at 8% of net profits less matching contributions	N/A

Perquisites	• Limited personal benefits	N/A	N/A

2014 Compensation Actions for NEOs

CEO Compensation

  2014 Annual Base Salary

        Our CEO's base salary is fixed at $980,000 for the term of his employment agreement.

  2014 Performance-Based Annual Cash Incentive Compensation

        Our CEO's annual cash incentive award ("Annual Incentive Award") for 2014 performance was awarded pursuant to the Variable Bonus Plan and his employment agreement. The Variable Bonus Plan is designed to permit the tax deductibility of annual incentive awards for our CEO and the next three most highly compensated executive officers (other than our CFO) as of the end of the year. In 2014, the CN&G Committee approved net income as the financial criteria under the Variable Bonus Plan for our CEO, and set the performance goal at $236 million with a target cash incentive award of $1,715,000 (175% of base salary). The net income goal was developed from the Company's budgeting process and reflected the Company's financial and other business goals approved by the Board. The payout range for the Annual Incentive Award is expressed as a percentage of base salary based on the percentage of achievement of the performance goal, as follows:

Net Income Goal Achievement	Bonus Percentage of Target	Bonus Percentage of Base Salary
<70%	0%	0%
70%	15%	26%
100%	100%	175%
154%	200%	350%

        In 2014, 101.5% of the net income goal was achieved by the Company. In accordance with his employment agreement and the Variable Bonus Plan, the CN&G Committee approved the payment to our CEO of an incentive bonus of $1,746,759. This award reflects payment of 101.9% of the target award and 178% of base salary. This award reflects the solid growth in our Company's 2014 net income under the leadership of our CEO and illustrates our organization's commitment to its stated objective to pay for performance.

  2014 Long-Term Incentive Compensation

        Annual Incentive Cash-Settled RSU Award.    The size of the cash-settled RSU award granted to the CEO in 2014 was based on the level of achievement of the performance goal established for our CEO's 2013 Annual Incentive Award. Specifically, the CN&G Committee established 2013 net income of $220 million as the performance goal applicable to our CEO's Annual Incentive Award for 2013 performance. While the target level of the 2014 cash-settled RSU award value was $1,125,000, the amount actually awarded was based on the degree to which the Company achieved the 2013 net income goal:

Net Income Goal Achievement	Grant of 2014 Target Annual Cash-Settled RSU Award
60% or more	100%
50% to below 60%	75%
40% to below 50%	50%
Less than 40%	0%

        In 2014, the Company granted 100% of the target annual incentive cash-settled RSU award to our CEO due to the achievement of 100% of the 2013 net income goal. This award vests equally over four years beginning on the second anniversary of the grant date. Vesting for the cash-settled RSU award may be accelerated under certain circumstances, including death, disability, termination without cause or for good reason, the CEO's termination after expiration of his employment agreement currently in effect, or a change in control. These circumstances are further described below under Potential Payments Upon Termination or Change in Control.

        2014 EPS-Based LTI Cash Award.    Our CEO is eligible for an annual long-term incentive cash award based on diluted earnings per share ("EPS") for the 2014-2016 performance period. The CN&G Committee considers an EPS-based award an important complement to the annual bonus, which is based on net income. While the annual bonus rewards net income growth, an EPS-based award is intended to ensure that such growth is not achieved at the expense of stockholder value.

        The target EPS-Based LTI Cash Award is $1,125,000. Actual payment is determined by comparing the Company's cumulative actual EPS for the performance period to the sum of the three separate annual target EPS performance goals set by the CN&G Committee at approximately the start of each year. The EPS target set by the CN&G Committee each year is developed from the Company's budgeting process and reflects rigorous performance goals approved by the CN&G Committee and the Board, taking into account historical performance, current and expected economic conditions, and the Company's operating and investment plans. The CN&G Committee believes these additional performance conditions strengthen the linkage between compensation earned and the value delivered to our stockholders. In addition, this award reduces share utilization and dilution to our stockholders by settling the award in cash instead of stock.

        The following table shows the percentage of the target EPS-Based LTI Cash Award payable based on percentage achievement of the performance goal. The target award value is payable at achievement of 100% or more of cumulative target EPS for 2014-2016, scaling down to 60% if 75% of cumulative target EPS is achieved. If less than 75% of the EPS goal is achieved, then no amount is paid.

EPS Goal Achievement	EPS Percentage of Target Award Payable
100% or more	100%
75%	60%
Less than 75%	0%

        The EPS-Based LTI Cash Award has also been structured to give the CEO an opportunity to earn an additional award, but only if long-term EPS performance is significantly above target. Above target payout requires, however, above target performance for a longer time period than three years—either four or five years.

        Specifically, an additional award is payable if cumulative actual EPS is at least 105% of cumulative target EPS for the performance period. At 105% achievement, the additional award is an additional 33.33% of the target award ($375,000), scaling up to an additional 50% of the target award ($562,500) if actual cumulative EPS is 107.5% or more of the cumulative target award. It should be emphasized that the additional award requires achievement significantly in excess of target—no additional award is payable unless target is exceeded by at least 5%.

        The additional award can be entirely earned for the 2014-2017 performance period if 107.5% of the target is met. To the extent the entire award is not earned for the 2014-2017 performance period, the unearned amount can still be earned if cumulative performance for the 2014-2018 performance period is high enough. For example, if cumulative EPS is 105% of target for 2014-2017, this would result in an additional award of $375,000. While the remaining $187,500 can be earned if 2014-2018 cumulative EPS is 107.5%, it should be noted that the 2014-2018 earnout is based on cumulative performance, so it will require superior performance in 2018 to achieve the maximum award. By way of example (the following numbers are illustrative only and do not represent projections with respect to future EPS), if the EPS target for each of the years from 2014-2017 were $4, the 105% threshold would require cumulative EPS to be $16.80 (105% of $16). By way of illustration, suppose that cumulative EPS were $16.80 for 2014-2017. In that case, if the EPS target for 2018 were again $4, the 107.5% achievement level would only be met for 2014-2018 if actual EPS for 2018 were $4.70 (117.5% of target) because the actual EPS in 2018 would have to be very significantly above 107.5% to make up for prior years. In effect, the payout curve in 2018 is significantly steeper than the payout curve for 2014-2017 because of the need to perform better than the 2014-2017 average to get any additional payout.

        In general, the payment of amounts earned, if any, under the EPS-Based LTI Cash Award for a performance period is contingent on employment through the end of the applicable performance period. Vesting for the EPS-Based LTI Cash Award may be accelerated under certain circumstances, including death, disability, termination without cause or for good reason, the CEO's termination after the expiration of his employment agreement currently in effect, or a change in control. Other than in the case of a change in control, accelerated vesting does not modify the performance requirements previously described. These circumstances are further described below under Potential Payments Upon Termination or Change in Control.

        In 2014, the Company's diluted EPS was $4.26, which was 101.4% of the 2014 target EPS goal of $4.20 set by the CN&G Committee in February 2014. In 2013, the Company's diluted EPS was $3.99, which was slightly below the 2013 target EPS goal of $4.01 set by the CN&G Committee in February 2013. In 2012, the Company's diluted EPS was $3.83, which was 109% of the target EPS goal of $3.51.

        As a result of achieving a three-year diluted EPS total of $12.08, which was 103.1% of the target three-year EPS goal of $11.72 for 2012-2014, 100% of the 2012-2014 EPS-Based LTI cash award was earned in 2014. This resulted in a payout of $1,125,000 to our CEO.

        2014 TSR-Based LTI Cash Award.    Our CEO is eligible for an annual long-term incentive cash award based on a comparison of the Company's three-year TSR for the July 1, 2014 through June 30, 2017 performance period relative to the SNL Bank Index, with a target award value of $750,000. The value of the award is determined by comparing the percentile ranking of the Company's TSR on the last day of the performance period to the TSRs measured as of such date for the companies (excluding the Company) ranked as the 11th through 50th of the largest banks in the SNL Bank Index as measured by assets (the "TSR Peers"). The Company ranks at approximately the 63rd percentile in assets and the 58th percentile in market capitalization of the TSR Peers as of December 31, 2014.

        The TSR Peers as of December 31, 2014 are as follows:

Associated Banc-Corp	First Niagara Financial Group, Inc.	Signature Bank
BankUnited, Inc.	First Republic Bank	Susquehanna Bancshares, Inc.
BB&T Corporation	FirstMerit Corporation	SVB Financial Group
BOK Financial Corporation	Fulton Financial Corporation	Synovus Financial Corp.
Citizens Financial Group, Inc.	Hancock Holding Company	TCF Financial Corporation
Comerica Incorporated	Huntington Bancshares Incorporated	Texas Capital Bancshares, Inc.
Commerce Bancshares, Inc.	KeyCorp	UMB Financial Corporation
Cullen/Frost Bankers, Inc.	M&T Bank Corporation	Umpqua Holdings Corporation
East West Bancorp, Inc.	Northern Trust Corporation	Valley National Bancorp
F.N.B. Corporation	PacWest Bancorp	Webster Financial Corporation
Fifth Third Bancorp	People's United Financial, Inc.	Wintrust Financial Corporation
First Citizens BancShares, Inc.	Popular, Inc.	Zions Bancorporation
First Horizon National Corporation	Prosperity Bancshares, Inc.
First National of Nebraska, Inc.	Regions Financial Corporation

        The TSR-Based LTI Cash Award pays the target award value at 50th percentile performance and pays above target award value for at least 75th percentile performance, with a range for threshold to maximum performance from $0 to $1,125,000. The TSR-Based LTI Cash Award links pay to Company stock-price performance as compared to its peers and, as compared to the prior use of stock options, reduces share utilization and dilution to our stockholders through cash settlement. The award amount payable is calculated based on the Company's three-year TSR percentile ranking versus the TSR Peers as follows:

TSR Percentile	Deemed Value ($)
Below 25%	0
25% to below 50%	375,000
50% to below 75%	750,000
75% to below 90%	1,000,000
90% and above	1,125,000

        Clawback.    If the Annual Incentive Award, cash-settled RSU award, EPS-Based LTI Cash Award or TSR-Based LTI Cash Award is or was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, the excess compensation is subject to forfeiture and recoupment.

Other Named Executive Officers

  2014 Annual Base Salary

        During its 2014 annual compensation review, the CN&G Committee approved merit increases in the base salaries of the NEOs based on Company and individual performance to the following amounts, effective March 2014. Increases were generally based on the NEO's overall performance as well as the NEO's position relative to median market survey data.

Named Executive	2013 Base Salary ($)	2014 Base Salary ($)
Christopher J. Warmuth	600,000	626,000
Christopher J. Carey	565,000	589,000
Brian Fitzmaurice	448,000	466,000
Michael B. Cahill	468,000	488,000

  2014 Annual Cash Incentive Compensation

        The Annual Incentive Award for 2014 performance was awarded under the Executive Management Incentive Compensation Plan ("Executive Plan") for our CFO and under the Variable Bonus Plan for our other NEOs. The CN&G Committee designated Christopher J. Warmuth, Brian Fitzmaurice and Michael B. Cahill as participants in the Variable Bonus Plan for 2014. Mr. Carey, our CFO, participated in the Executive Plan. The CN&G Committee used the funding formulas and performance factors under the Executive Plan as the basis for its determination of the awards to the participants under the Variable Bonus Plan.

        Awards under the Variable Bonus Plan and Executive Plan are determined based on Company performance, individual performance and the performance of each executive's area of responsibility. Under these plans, management sets a financial goal for net operating income ("NOI") which is reviewed and approved by the CN&G Committee. Actual performance is measured against the NOI goal to determine award amounts. NOI is calculated as net income available to common stockholders, excluding unusual corporate gains or losses (net of tax) to prevent either unearned enrichment or unjust penalties for incentive plan participants. In 2014, the NOI performance goal was $236 million with funding capped at 150% of the target bonus for achievement of 127% or more of the NOI performance goal. If less than 85% of the NOI performance goal is achieved, there is no funding of the Company performance component for any participant in the Executive Plan.

        Financial goals were also set for each line division of the Company as part of setting internal financial and strategic goals, and goals with significant division and/or Company-wide impact were also set for heads of the staff divisions. Mr. Carey and Mr. Warmuth have responsibility for the performance of the entire organization, and funding of awards to them is based 100% on the Company's performance relative to the NOI performance goal. Mr. Fitzmaurice and Mr. Cahill are each responsible for a staff division, and funding of awards to them is based 60% on the Company's performance relative to the NOI performance goal and 40% based on an evaluation of their respective annual division and/or individual performance. In order for the division portion of the Plan to fund, at least 65% of the Company NOI performance goal must be achieved, and at least 85% of the division performance objectives must be achieved. Funding and payment of the awards is subject to an individual performance modifier which can result in an upward or downward adjustment by as much as 20%.

        The target and maximum permissible payouts expressed as a percentage of base salary for the NEOs for 2014 were as follows. The maximum payment percentage is a function of each NEO's (1) individual target annual incentive award, (2) the maximum financial component payable at 150% of target and (3) the maximum upward adjustment of 20% for individual performance.

Named Executive	Target	Maximum
Christopher J. Warmuth	125%	225%
Christopher J. Carey	125%	225%
Brian Fitzmaurice	100%	180%
Michael B. Cahill	90%	162%

        For 2014, 101.5% of the Company's NOI performance goal was achieved. The Company performance component was funded at 103% for each participant in the Executive Plan. To determine the award amount for each NEO, the CN&G Committee considered the Company's 2014 strong financial performance, as well as each of the NEOs' contribution to that performance, and the performance of each of them against their division and/or individual goals, as appropriate. The CN&G Committee approved the funding of the awards to each NEO at the percentage amount set forth below. The bonuses paid to each executive reflected the following percentage of the maximum bonus that the executive could have received under the applicable bonus plan for the Company's 2014 performance:

Named Executive	Percentage of Maximum Bonus
Christopher J. Warmuth	69%
Christopher J. Carey	69%
Brian Fitzmaurice	68%
Michael B. Cahill	68%

        The actual incentive award amounts for each NEO are set forth below in the Summary Compensation Table. The awards reflect the evaluation of each NEO's individual performance as well as an evaluation of his overall contributions to the Company's strong performance for 2014.

        In order to maximize the deductibility of the compensation and incentive payments to the NEOs, the requirements of Section 162(m) of the Internal Revenue Code of 1936, as amended (the "Code") were taken into account in the structure of the Variable Bonus Plan. At the start of 2014, the CN&G Committee reviewed and approved revenue as the financial criteria under the Variable Bonus Plan to determine whether the maximum permissible incentive for 2014 could be funded for each of Mr. Warmuth, Mr. Fitzmaurice, and Mr. Cahill, and set the performance goal at $950 million. In each case, these awards could then be reduced, but not increased, at the sole discretion of the Committee. The 2014 revenue goal was achieved.

  2014 Long-Term Incentive Compensation

        The CN&G Committee approves awards for long-term incentive compensation for the NEOs at the same time as annual cash compensation to ensure the CN&G Committee considers all elements of proposed compensation concurrently. In granting long-term compensation to the NEOs, the CN&G Committee follows a methodology including establishing the total dollar value of the award taking into account expectations for the executive's future contribution to the Company's long-term success, its strategic business plan and the role of the executive, individual performance, market data, internal parity, prudent corporate level expense management and consistency in equity award policies and practices.

        In 2014, the CN&G Committee approved the grant of a mix of options and restricted stock. The CN&G Committee continues to believe that equity based awards should constitute a core element of long-term compensation. The long-term compensation grants made in 2014 to our NEOs (other than our CEO) are a mix of approximately 50% options and 50% restricted stock. The restricted stock vests 25% per year beginning on the second anniversary of the grant date. Options vest 25% per year beginning on the first anniversary of the grant date.

        The following table sets forth the grants of equity based awards to the NEOs in 2014. It provides the number of shares of stock options and restricted stock granted to each NEO as part of their annual equity based award. The value of each award reflects the significance of the individual's responsibilities, their attractiveness to competitors, and the retention value of their previous equity awards. These awards were granted under the 2008 Plan.

Named Executive	Stock Options	Restricted Stock
Christopher J. Warmuth	28,646	7,481
Christopher J. Carey	26,042	6,801
Brian Fitzmaurice	7,813	2,040
Michael B. Cahill	7,813	2,040

Stock Ownership Requirements

        Our stock award program requires our NEOs to own a specific minimum amount of our common stock consistent with our stated principle to align our NEOs' interests with our stockholders' interests. The amount of common stock our NEOs must own varies depending upon the NEO's position and is computed as a multiple of annual base salary. Stock ownership requirements are phased in over five years with the first phase of the requirement becoming applicable three years from hire date or change in officer position. As of April 13, 2015, each NEO met and exceeded the applicable stock ownership requirements. The stock ownership requirements currently applicable to the NEOs are listed below:

Named Executive	Stock Ownership Requirement as % of Base Salary
Russell Goldsmith	500%
Christopher J. Warmuth	350%
Christopher J. Carey	350%
Brian Fitzmaurice	150%
Michael B. Cahill	150%

        Ownership may be achieved in several ways including shares owned directly, vested RSUs, stock held in our Profit Sharing Plan, units in the CNC Stock Fund, 50% of the gain on in-the-money exercisable stock options and 50% of unvested restricted stock and RSUs. The higher of the actual spot date price or the one year simple moving average price for the Company's stock may be used in determining compliance with these ownership requirements.

Restrictions on Hedging and Pledging

        Our Securities Trading Policy, which applies to all of our employees and directors, prohibits the pledge of Company stock and has for many years included a prohibition on hedging or speculative trading in Company stock.

Employment Agreements

        Other than our CEO, the NEOs do not have employment agreements. Russell Goldsmith serves as Chairman of the Board, CEO and President of the Company and Chairman of the Board and CEO of the Bank. The Company entered into an employment agreement with Mr. Goldsmith on June 24, 2010 for a term of four years commencing July 16, 2010 which was subsequently amended in March 2012. The Company entered into an additional mutually agreed upon amendment to Mr. Goldsmith's employment agreement on July 14, 2014 (the "2014 amendment") which extended the term of the employment agreement to July 15, 2017 and modified the structure of Mr. Goldsmith's long-term compensation effective in 2015.

        The 2014 amendment modifies the performance target and the target award value of the annual incentive cash-settled RSU award. Mr. Goldsmith is entitled to an annual incentive cash-settled RSU award with a target award value of $1,225,000 if the Company's net income goal for the fiscal year in which the award is granted is achieved at 75% of target or above, scaling down based on the percentage of the target net income goal achieved. The award is forfeited in its entirety if less than 50% of the target net income goal is achieved. In lieu of the annual EPS-Based LTI Cash Award, the 2014 amendment provides for a long-term incentive cash award with a target award value of $1,325,000 based on the Company's performance relative to Peer Banks (as defined in the 2014 amendment) for a three-year performance measurement period as measured by (1) growth in cumulative actual diluted earnings per share, (2) return on tangible equity, (3) net charge-offs to total loans, and (4) nonperforming assets to total loans. Mr. Goldsmith is entitled to the maximum award value of $579,687.50 for each performance segment only if the Company's performance is at the 75th percentile or above relative to the Peer Banks, scaling down based on the Company's percentile rank relative to the Peer Banks. No payout will be made for a particular performance segment if the Company's performance for such performance segment is below the 35th percentile. The 2014 amendment also modifies the potential award value at the target, maximum and threshold levels for the TSR-Based LTI Cash Award. The TSR-Based LTI Cash Award pays the target award value of $1,000,000 at 50th percentile performance and pays above target award value for at least 75th percentile performance, with a range for threshold to maximum performance of $0 to $1,750,000. The award will be earned based on the Company's performance relative to Peer Banks for a three-year performance measurement period beginning on July 1 of the year of grant. No payout will be made for a TSR-Based LTI Cash Award if the Company's performance is below the 25th percentile.

        Our CEO's employment agreement does not provide for a golden parachute excise tax gross-up and requires a termination of employment in addition to a change in control before change in control benefits are triggered. See Potential Payments Upon Termination or Change in Control for further information regarding the rights of our CEO and the Company in various termination scenarios and upon a change in control of the Company.

Termination of Employment and Change in Control Plans and Agreements

        The rights and obligations of our CEO and the Company upon a change in control are governed by the terms of his employment agreement, as amended, which provides benefits in the event of a change in control of the Company ("CEO CIC Agreement"). Change in control payments, benefits and rights are set forth in the Strategy & Planning Committee Change in Control Severance Plan ("S&P Plan") for Christopher J. Carey and Christopher J. Warmuth, and in the Executive Committee Change in Control Severance Plan ("EC Plan," and together with the S&P Plan, the "CIC Plans") for Brian Fitzmaurice and Michael B. Cahill.

        The CIC Plans and the CEO CIC Agreement are designed to promote stability and continuity of management despite the risk of job loss in the event of termination due to a change in control, and are consistent with market practices. The CIC Plans and CEO CIC Agreement provide that following a defined change in control event, cash severance payments are paid upon involuntary termination for any reason, other than cause, death or disability, or upon termination for "good reason," within 12 months (36 months for the CEO) of the occurrence of a change in control. The CIC Plans (but not the CEO CIC Agreement) also provide that a termination for "good reason" includes a voluntary termination of employment during the 30-day period immediately preceding the first anniversary of the change in control. The CEO CIC Agreement provides that following a change of control, the CEO will be employed for the greater of three years or the remaining term of his employment agreement. This structure provides for transition in the event of a change in control and provides an incentive for the NEOs to remain with the successor organization after a change in control.

        Information regarding applicable payments under these agreements for the NEOs is provided below under Potential Payments Upon Termination or Change in Control.

Executive Compensation Tax and Accounting Considerations

        Deductibility of Executive Compensation.    Section 162(m) of the Code generally disallows a tax deduction for compensation over $1,000,000 paid for any fiscal year to the Chief Executive Officer and the three other highest paid executive officers, other than the Chief Financial Officer, unless the compensation qualifies as performance based. To maintain flexibility in compensating executive officers, the CN&G Committee does not require all compensation to be awarded in a tax-deductible manner, but it is their intent to do so to the extent possible and consistent with overall corporate goals.

Risk Management

        At the request of the CN&G Committee, the Company's senior risk officers and F.W. Cook conducted a risk-based review of the Company's employee incentive plans in 2014. The objective of the review was to identify areas of risk or potential for unintended consequences that exist in the design of compensation programs and to identify potential areas of concern in the Company's incentive plans relative to the Company's enterprise risk factors. Design features of the incentive plans that mitigated risk were taken into consideration in evaluating the overall results.

        The CN&G Committee considered the results of this review for 2014. With the concurrence of the Company's Senior Risk Management Officer and F.W. Cook, the CN&G Committee concluded that there were no significant risk areas from an incentive compensation risk perspective, the incentive plans were generally well aligned with compensation design principles, and the risks arising from the Company's incentive compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

        The review also considered the Guidance on Sound Incentive Compensation Policies jointly issued in June 2010 by federal bank regulatory agencies and proposed rules issued pursuant to section 956 of the Dodd-Frank Act, each of which contain further guidance for assessing risk with respect to employee compensation plans. The Company will continue to monitor the impact of the Guidance and the proposed rules with respect to its incentive compensation program and risk.

Compensation Committee Interlocks and Insider Participation

        During 2014, none of the members of the CN&G Committee was an officer or employee or former officer of the Company or any of its subsidiaries. During 2014, none of our executive officers or employee-directors served as a director of an entity in which a member of the CN&G Committee or any other independent director of the Company is an executive officer. None of the members of the CN&G Committee had any relationship required to be disclosed under Item 404 of Regulation S-K promulgated by the SEC.

Compensation Committee Report

        The Compensation, Nominating & Governance Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management, and, based on such review and discussion, the Compensation, Nominating & Governance Committee has recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

COMPENSATION, NOMINATING & GOVERNANCE COMMITTEE
RICHARD L. BLOCH, CHAIRMAN KENNETH L. COLEMAN BRUCE ROSENBLUM ROBERT H. TUTTLE

SUMMARY COMPENSATION TABLE

        The table below summarizes the total compensation paid or earned by our NEOs for each of the fiscal years indicated.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3) (h)	All Other Compensation ($)(4) (i)	Total ($) (j)

Russell Goldsmith(5)	2014	980,000	—	1,125,003	—	2,871,759	—	41,288	5,018,050
Chairman of the Board,	2013	980,000	—	1,125,022	—	1,715,000	—	39,771	3,859,793
Chief Executive Officer and	2012	980,000	—	1,124,991	—	2,064,352	128,069	40,818	4,338,230
President, City National
Corporation; Chairman of the
Board and Chief Executive
Officer, City National Bank

Christopher J. Warmuth	2014	621,667	—	550,003	550,003	967,200	—	37,450	2,726,323
Executive Vice President,	2013	594,500	—	550,056	550,001	900,000	—	36,641	2,631,198
City National Corporation and	2012	564,167	—	500,009	500,003	1,050,000	—	37,703	2,651,882
President, City National Bank

Christopher J. Carey	2014	585,000	—	500,010	500,006	910,000	—	39,236	2,534,252
Executive Vice President and	2013	561,000	—	500,010	500,006	847,500	—	38,011	2,446,527
Chief Financial Officer, City	2012	538,333	—	449,989	449,994	1,000,000	—	39,188	2,477,504
National Corporation and City
National Bank

Brian Fitzmaurice	2014	463,000	—	149,981	150,010	569,300	—	34,518	1,366,809
Executive Vice President and	2013	445,090	—	150,026	149,999	537,600	—	33,381	1,316,096
Chief Credit Officer, City	2012	428,450	—	149,965	150,002	600,000	—	34,658	1,363,075
National Bank

Michael B. Cahill	2014	484,667	—	149,981	150,010	536,500	—	34,518	1,355,676
Executive Vice President,	2013	465,000	—	150,026	149,999	505,400	—	33,381	1,303,806
Corporate Administrative &	2012	447,100	—	149,965	150,002	575,000	—	34,658	1,356,725
Risk Group, City National
Corporation and City National
Bank

(1)
The amounts shown in columns (e) and (f) for stock awards and option awards represent the aggregate grant date fair value computed in accordance with Accounting Standards Codification Topic No. 718, Compensation—Stock Compensation. See the Company's Original Form 10-K, Note 1 and Note 14 to the Company's Consolidated Financial Statements for the year ended December 31, 2014 regarding the Company's accounting for share-based compensation plans. Restricted stock, RSU and cash-settled RSU awards are valued at the closing price of the Company's common stock on the date of award. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model.

(2)
The non-equity incentive compensation award to Russell Goldsmith is paid in accordance with the terms of his employment agreement and the Variable Bonus Plan. Our next three most highly compensated NEOs (other than our CFO), were designated as eligible plan participants under the Variable Bonus Plan for 2014. For 2014, our CFO participated in the Bank's Executive Plan. See Compensation Discussion and Analysis for details regarding how objectives are set and actual incentive awards are calculated and determined for each NEO. See also 2014 Grants of Plan-Based Awards below.

(3)
Amounts reported show the aggregate change in the actuarial present value of Russell Goldsmith's accumulated benefit under his SERP for fiscal year 2012. In 2012, Russell Goldsmith's SERP benefit was terminated and the present value of the accumulated SERP benefit as of March 14, 2012 was invested on that date in fully vested interests in the CNC Stock Fund, which is measured in shares of our common stock. See Compensation Discussion and Analysis and 2014 Nonqualified Deferred Compensation for more information. None of the NEOs earned above market or preferential earnings on nonqualified deferred compensation. Information on the NEOs' earnings under the Executive Deferred Compensation Plan is set forth in 2014 Nonqualified Deferred Compensation below.

(4)
"All Other Compensation" includes the following for fiscal year 2014:

•
Perquisites:

•
Auto Allowance:    Consistent with benefits provided to all executive committee members, each NEO receives an annual automobile allowance.

•
Club Dues:    50% of monthly club dues are reimbursed to NEOs pursuant to our Club Membership Policy which states that club membership is to be used primarily to develop business. Amounts reported for Brian Fitzmaurice and Michael B. Cahill do not include any amounts reimbursed for club dues.

•
Executive Long-Term Disability Insurance:    Consistent with benefits provided to all executives, the Company fully covers the premium cost of Executive Long-Term Disability Insurance for the NEOs.

•
Contributions to Defined Contribution Plan:    Reflects our matching contribution to the Profit Sharing Plan allocable to the NEO, including any matching contribution to the Section 401(k) deferred compensation feature of the Profit Sharing Plan. For 2014, a profit sharing contribution of $21,735 was made for each NEO.

(5)
Our CEO's compensation is determined pursuant to the terms of his employment agreement, the material terms of which are described in Compensation Discussion and Analysis above.

 2014 GRANTS OF PLAN-BASED AWARDS

        The following table provides information on grants of plan-based awards to the NEOs during fiscal year 2014. The material terms of the equity compensation awards are set forth above in Compensation Discussion and Analysis.

							All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)		Grant Date Fair Value of Stock and Option Awards ($)(2)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/Sh)
Name	Award Type(1)		Grant Date	Threshold ($)	Target ($)	Maximum ($)

Russell Goldsmith	AIA	(3)	—	257,250	1,715,000	3,430,000	—	—	—	—
	EPS LTICA	(4)	—	675,000	1,125,000	1,687,500	—	—	—	—
	TSR LTICA	(5)	—	375,000	750,000	1,125,000	—	—	—	—
	CS-RSU		2/26/2014				15,302	—	—	1,125,003

Christopher J. Warmuth	AIA	(3)	—	—	782,500	1,408,500	—	—	—	—
	RS		2/26/2014				7,481	—	—	550,003
	SO		2/26/2014				—	28,646	73.52	550,003

Christopher J. Carey	AIA	(3)	—	235,600	736,250	1,325,250	—	—	—	—
	RS		2/26/2014				6,801	—	—	500,010
	SO		2/26/2014				—	26,042	73.52	500,006

Brian Fitzmaurice	AIA	(3)	—	—	466,000	838,800	—	—	—	—
	RS		2/26/2014				2,040	—	—	149,981
	SO		2/26/2014				—	7,813	73.52	150,010

Michael B. Cahill	AIA	(3)	—	—	439,200	790,560	—	—	—	—
	RS		2/26/2014				2,040	—	—	149,981
	SO		2/26/2014				—	7,813	73.52	150,010

(1)
Type of Award:
    AIA—Annual Incentive Award
    EPS LTICA—EPS-Based Long-Term Incentive Cash Award
    TSR LTICA—TSR-Based Long-Term Incentive Cash Award
    SO—Stock Option
    CS-RSU—Cash-Settled Restricted Stock Unit
    RS—Restricted Stock

  All awards, other than the AIA, are granted under the 2008 Plan.

(2)
For a discussion of the assumptions made by us in arriving at the grant date fair value of these awards, see Note 14 to the Consolidated Financial Statements in our Original Form 10-K.

(3)
The amounts in these rows represent the potential payouts to our NEOs under the Variable Bonus Plan, and for our CFO, under the Executive Plan. The Summary Compensation Table shows the actual Annual Incentive Award earned by our NEOs for fiscal 2014 performance. See Compensation Discussion and Analysis for a description of the respective incentive plans and related performance goals and determination of non-equity incentive awards.

(4)
Our CEO is eligible for the EPS LTICA under the 2008 Plan based on the Company's cumulative actual EPS performance as compared to cumulative target EPS performance for the 2014-2016 performance period. See Compensation Discussion and Analysis for a further description of the EPS LTICA. The Summary Compensation Table shows the actual EPS LTICA earned by our CEO for fiscal 2012-2014 performance. In the event of a change in control (as defined in our CEO's employment agreement), this award will be deemed earned and subject to payout under the terms of the employment agreement. See Potential Payments Upon Termination or Change In Control for more information.

(5)
Our CEO is eligible for the TSR LTICA under the 2008 Plan based on a comparison of the Company's three-year TSR as compared to the TSR Peers. See Compensation Discussion and Analysis for a further description of the TSR LTICA. In the event of a change in control (as defined in our CEO's employment agreement), this award will be deemed earned and subject to payout under the terms of the employment agreement. See Potential Payments Upon Termination or Change In Control for more information.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth information about outstanding equity awards to the NEOs at December 31, 2014.

			Option Awards(1)				Stock Awards(2)

			Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)
								Market Value of Shares or Units of Stock That Have Not Vested ($)
							Number of Shares or Units of Stock That Have Not Vested (#)
					Option Exercise Price ($)	Option Expiration Date
Name	Grant Date		Exercisable	Unexercisable

Russell Goldsmith	3/11/2005		42,000		68.98	3/10/2015
	3/3/2006		46,196		75.87	3/2/2016
	7/14/2006		30,157		64.08	7/13/2016
	2/20/2007		66,840		74.79	2/19/2017
	7/25/2007		30,432		72.51	7/24/2017
	2/27/2008		95,297		54.88	2/26/2018
	7/23/2008		22,506		50.39	7/22/2018
	3/4/2010		82,561		50.17	3/3/2020	7,101	573,832
	7/21/2010		23,923		50.88	7/20/2020
	2/16/2011		51,859	17,287	60.89	2/15/2021	10,839	875,900
	7/20/2011		64,148	21,383	53.68	7/19/2021
	3/14/2012						16,923	1,367,548
	2/27/2013						20,187	1,631,311
	2/26/2014						15,302	1,236,555

Christopher J. Warmuth	3/11/2005		8,000		68.98	3/10/2015
	5/25/2005		20,000		70.85	5/24/2015
	3/3/2006		16,684		75.87	3/2/2016
	2/20/2007		19,416		74.79	2/19/2017
	2/27/2008		29,400		54.88	2/26/2018
	3/6/2009		54,688		23.68	3/5/2019
	3/4/2010		35,342		50.17	3/3/2020	3,040	245,662
	2/16/2011		15,714	5,239	60.89	2/15/2021	3,285	265,461
	2/16/2011	(3)					24,635	1,990,754
	2/22/2012		20,781	20,782	46.66	2/21/2022	4,019	324,775
	2/22/2012						4,019	324,775
	2/27/2013		10,544	31,634	55.73	2/26/2023	4,935	398,797
	2/27/2013						4,935	398,797
	2/26/2014			28,646	73.52	2/25/2024	7,481	604,540

Christopher J. Carey	3/11/2005		15,000		68.98	3/10/2015
	3/3/2006		13,604		75.87	3/2/2016
	2/20/2007		15,256		74.79	2/19/2017
	2/27/2008		24,331		54.88	2/26/2018
	3/6/2009		45,259		23.68	3/5/2019
	3/4/2010		30,997		50.17	3/3/2020	2,666	215,439
	2/16/2011		13,750	4,584	60.89	2/15/2021	2,874	232,248
	2/16/2011	(3)					24,635	1,990,754
	2/22/2012		18,703	18,703	46.66	2/21/2022	3,617	292,290
	2/22/2012						3,617	292,290
	2/27/2013		9,586	28,758	55.73	2/26/2023	4,486	362,514
	2/27/2013						4,486	362,514
	2/26/2014			26,042	73.52	2/25/2024	6,801	549,589

Brian Fitzmaurice	2/21/2006		5,500		75.06	2/20/2016
	2/20/2007		6,936		74.79	2/19/2017
	10/24/2007		9,705		65.85	10/23/2017
	2/27/2008		10,138		54.88	2/26/2018
	3/4/2010		11,008		50.17	3/3/2020	947	76,527
	9/22/2010		17,000		51.07	9/21/2020	5,000	404,050
	2/16/2011		12,750	4,250	60.89	2/15/2021	10,000	808,100
	2/22/2012		6,234	6,235	46.66	2/21/2022	1,206	97,457
	2/22/2012						1,206	97,457
	2/27/2013		2,875	8,628	55.73	2/26/2023	1,346	108,770
	2/27/2013						1,346	108,770
	2/26/2014			7,813	73.52	2/25/2024	2,040	164,852

Michael B. Cahill	4/3/2006		6,250		76.94	4/2/2016
	2/20/2007		8,324		74.79	2/19/2017
	2/27/2008		12,166		54.88	2/26/2018
	3/6/2009		8,849		23.68	3/5/2019
	3/4/2010		13,905		50.17	3/3/2020	1,196	96,649
	2/16/2011		5,893	1,965	60.89	2/15/2021	1,232	99,558
	2/16/2011	(3)					16,423	1,327,143
	2/22/2012		6,234	6,235	46.66	2/21/2022	1,206	97,457
	2/22/2012						1,206	97,457
	2/27/2013		2,875	8,628	55.73	2/26/2023	1,346	108,770
	2/27/2013						1,346	108,770
	2/26/2014			7,813	73.52	2/25/2024	2,040	164,852

(1)
All stock options referenced in this table vest at the rate of 25% per year, on each of the first four anniversaries of the grant date.

(2)
Unless otherwise noted in these footnotes, all RSUs, cash-settled RSUs and restricted stock vest at the rate of 25% per year, beginning on the second anniversary of the grant date. Vested RSUs convert and are distributed at least six months after termination of employment. RSUs that have not vested at termination are subject to forfeiture as described in the 2008 Plan. The market price of shares or units of stock that have not vested is calculated based on $80.81 per share, the closing price of the Company's stock on December 31, 2014, as reported on the NYSE.

(3)
50% of these RSUs vest five years after the grant date and the other 50% will vest six years after the grant date; provided that the RSU award is subject to forfeiture in the event of termination of employment for any reason other than death, total disability or a change in control.

2014 OPTION EXERCISES AND STOCK VESTED

        The following table contains information relating to the exercise of stock options and vesting of restricted stock and RSUs during fiscal year 2014.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)

Russell Goldsmith	0	0	30,566	2,291,881

Christopher J. Warmuth	0	0	11,187	829,675

Christopher J. Carey	0	0	9,681	717,601

Brian Fitzmaurice	0	0	12,805	959,705

Michael B. Cahill	6,756	68,226	3,828	284,161

(1)
Represents the difference between the exercise price of the options and the market price of the Company's common stock at the time of exercise as reported on the NYSE.

(2)
12,521 of the stock awards listed for Russell Goldsmith, 3,040 of the stock awards listed for Christopher J. Warmuth, and 2,666 of the stock awards listed for Christopher J. Carey, are RSUs that vested in 2014. Receipt of the shares represented by the RSUs is deferred, and the vested RSUs convert to shares and are distributable on a date that is at least six months after termination of employment. The balance of the stock awards listed are restricted stock which have been issued to these NEOs without further restriction.

(3)
Represents the value of the stock award based on the market price of the Company's common stock on the vesting date and does not necessarily reflect proceeds actually received by the named executive officer.

2014 NONQUALIFIED DEFERRED COMPENSATION

        Pursuant to the Executive Deferred Compensation Plan ("Executive DCP"), colleagues who are senior vice presidents or above (or equivalent positions) can elect to defer up to 75% of their salary, up to 100% of their commissions, and up to 100% of their annual non-equity incentive bonus compensation, and, up to 100% of their cash-settled RSUs, cash-settled performance share units and cash-settled performance unit awards, instead of receiving these amounts as cash payments taxable in the year of receipt. The Company makes a contribution to the account of each participant whose Profit Sharing Plan employer contribution was reduced as a result of deferrals to the Executive DCP. Any amount of base salary and/or commission that a colleague defers into the Executive DCP is not counted for purposes of calculating eligible compensation under the Profit Sharing Plan. If the Company makes a Profit Sharing Plan employer contribution, then the Company will contribute to a participant's account in the Executive DCP an amount equal to the amount of compensation (as such term is used in the Profit Sharing Plan) that such participant has elected to defer multiplied by the percentage of compensation that participants in the Profit Sharing Plan received as an employer contribution. Other than any profit sharing make-up contribution, contributions to the Executive DCP consist solely of colleague deferrals.

        Under the Executive DCP, colleagues may select from investment options, approved by the Company's Benefits Committee, in which the deferred compensation is deemed to be invested, including the CNC Stock Fund. Other than the CNC Stock Fund, the investment options are non-publicly traded mutual funds, and are only available through variable insurance products. Participants have no ownership interest in any of the investment options they select, as the investment options are used principally to measure gains or losses. In addition, share equivalents allocated to the CNC Stock Fund do not have voting rights. Investment experience is credited to the executives' accounts daily, net of all investment option related expenses. There is no guaranteed investment return on any deferred compensation amounts. Other than the CNC Stock Fund, executives may change investment allocation elections as often as daily. An executive will not subsequently be able to change his or her investment election (or diversify out of the CNC Stock Fund) for any amounts which the executive has designated to be invested in the CNC Stock Fund, except upon the consummation of a Change in Control Event. The table below shows the seventeen funds in which more than 70% of the assets deferred to the Executive DCP have been allocated and their annual rate of return for the calendar year ended December 31, 2014, as reported by MullinTBG, the plan record keeper for the Executive DCP. These funds and the other investment options available to participants are used as the index for calculating investment returns on executives' deferrals under the Executive DCP.

Name of Fund	Calendar Year Ending December 31, 2014 Rate of Return %
Janus Aspen Series Flexible Bond—Service Shares	4.49
NVIT Money Market—Class V	0
T. Rowe Price Equity Income—Class II	6.89
Fidelity VIP Index 500—Initial Class	13.34
Fidelity VIP Growth—Service Class	10.97
Ivy Funds VIP High Income	1.70
Dreyfus IP Small Cap Stock Index—Service Shares	4.91
City National Corporation Common Stock	3.86
Goldman Sachs VIT Mid Cap Value	13.34
Advisor Managed Portfolio—Moderate Growth Allocation	2.13
Fidelity VIP II Contrafund—Service Class	11.59
Invesco V.I. International Growth—Series I Shares	0.13
Vanguard VIF Diversified Value	9.61
Oppenheimer Global VA—Non-Service Shares	2.09
Templeton Global Bond VIP—Class 1	1.92
American Funds IS International—Class 2	–2.85
T. Rowe Price Blue Chip Growth	8.95

        The unfunded, non-qualified plan structure of the Executive DCP is required in order to preserve the beneficial tax deferral treatment for participating colleagues. Amounts in a colleague's deferral account represent unsecured claims against our assets.

        Deferred amounts together with any credited investment returns are paid out to participating colleagues in accordance with their advance written election either (i) in a lump sum or in installments commencing at a specified date during the colleague's employment for amounts other than those invested in the CNC Stock Fund, or (ii) upon termination of employment. No in-service distribution election may be made for any funds deemed invested in the CNC Stock Fund. Hardship distributions are permitted for reason of "unforeseeable emergencies" and are subject to approval by the Benefits Committee. Non-scheduled in-service withdrawals are permitted only with respect to deferrals not subject to Section 409A of the Code and are subject to forfeiture equal to 10% of the amount withdrawn. Separate distribution elections are made for each deferral year, generally prior to the end of the prior deferral year. Changes to distribution elections are allowed in accordance with Executive DCP plan provisions and for compliance with Section 409A of the Code with respect to deferrals made for calendar years 2005 and later.

        In 2012, our CEO's Supplemental Retirement Benefit Agreement was amended to terminate our CEO's right to receive supplemental retirement benefits in exchange for fully vested interests in a CNC

Stock Fund administered outside of the Executive DCP. On March 14, 2012, the actuarial present value of the accumulated SERP benefit was frozen as of that date and invested in fully vested interests in the CNC Stock Fund, which is measured in shares of our common stock. Share equivalents allocated to the CNC Stock Fund do not have voting rights. Cash dividends which are paid on our common stock are deemed paid on the number of shares of our common stock represented in the CNC Stock Fund and deemed reinvested in the CNC Stock Fund on the dividend payment date. Our CEO is entitled to receive the lump sum value of the CNC Stock Fund, payable solely in shares of our common stock, on the first day of the month following his termination of employment for any reason. Our CEO is not entitled to any installment or annuity payments related to this benefit.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)(3)

Russell Goldsmith
Executive DCP	857,500	—	341,929	—	9,713,275

CNC Stock Fund	—	—	530,642	—	14,280,092

Christopher J. Warmuth	—	—	178,877	—	3,374,609

Christopher J. Carey	143,250	—	55,922	—	1,461,884

Brian Fitzmaurice	244,075	—	5,760	—	628,151

Michael B. Cahill	342,459	—	85,697	—	1,723,095

(1)
Reflects the following contributions from salary, or in the case of our CEO, from the annual cash incentive award, which are reported as compensation for fiscal year 2014 to that NEO in the 2014 Summary Compensation Table: Russell Goldsmith—$428,750; Christopher J. Carey—$58,500; and Michael B. Cahill—$65,000. Reflects contributions from equity awards (settled in cash) earned in 2012 but paid in 2014 for the following NEOs which were reported in the Summary Compensation Table in our proxy statement in the year earned: Michael B. Cahill—$27,459; and Brian Fitzmaurice—$29,035. The remaining amounts reflected in this column are contributions from annual cash incentive awards earned in 2013 but paid in 2014 and reported in the Summary Compensation Table in our proxy statement in the year earned.

(2)
None of the earnings in this column are included in the Summary Compensation Table because they are not preferential or above market.

(3)
Reflects deferrals of cash compensation from prior years, including bonus amounts earned in 2013 but paid in 2014, in the following amounts for each NEO that were previously reported in the Summary Compensation Table in our proxy statement for the relevant years: Russell Goldsmith—$3,841,818; Christopher J. Warmuth—$1,503,396; Christopher J. Carey—$786,399; Brian Fitzmaurice—$522,240; and Michael B. Cahill—$650,000.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

        The potential payments to each of our NEOs in the event of their termination or a change in control are discussed below. The following information is presented as if a termination event occurred on December 31, 2014. The amounts shown include amounts earned through that time and are estimates of the amounts that would be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of an actual termination.

Payments Made Upon Any Termination of Employment

        Regardless of the manner in which a NEO's employment terminates, the officer would be entitled to receive the following amounts earned during the officer's term of employment: (i) the balance of the executive's deferred compensation account, which includes only personal deferrals and related earnings and does not include a Company contribution, with distributions delayed until at least 6 months after termination; and (ii) amounts accrued and vested through our Profit Sharing Plan. Our CEO would be entitled to receive a lump sum distribution from the CNC Stock Fund payable in shares of the Company's common stock which at December 31, 2014 was valued at $14,280,092 under each termination scenario described below. For each NEO, see 2014 Nonqualified Deferred Compensation for aggregate balances as of December 31, 2014, which balances would be distributed pursuant to the NEO's election made at enrollment, six months after termination. The potential payments described below for each NEO are in addition to these amounts.

        Potential payments in each scenario described below are in addition to the following equity compensation:

Name	In-the-money exercisable stock options ($)(1)	Vested RSUs ($)(2)
Russell Goldsmith	11,059,292	9,761,525
Christopher J. Warmuth	6,749,827	2,000,048
Christopher J. Carey	5,655,817	2,600,466
Brian Fitzmaurice	1,863,286	0
Michael B. Cahill	1,723,740	0

(1)
Value is calculated as the difference between the aggregate exercise price of the options and the aggregate market value of the shares of underlying common stock as of the close of trading on December 31, 2014 based on the closing market price of our stock on that day ($80.81). There is no guarantee that, if and when these options are exercised, they will have this value. This amount is forfeited upon termination for cause.

(2)
Value is calculated by multiplying the number of vested units by the closing market price of a share of our common stock on December 31, 2014 ($80.81).

Payments Made Upon Retirement

        Upon retirement after reaching age 65 by the NEOs other than Russell Goldsmith: (i) subject to expiration, vested stock options must be exercised within three years following retirement or they are forfeited; (ii) vested RSUs would convert to shares and be delivered to the executive at least 6 months after termination; and (iii) unvested stock options, restricted stock, cash-settled RSUs and RSUs would be forfeited immediately.

        Under the terms of his employment agreement, upon retirement on or after age 62, our CEO is entitled to receive office space and secretarial support for five years valued at $1,042,800. With regard to stock options, (i) vested stock options would have to be exercised within 10 years of the grant date or they would be forfeited; (ii) unvested stock options granted prior to June 24, 2010 would vest immediately and be exercisable for 10 years following the grant date; and (iii) all other unvested options would be forfeited immediately upon retirement. With respect to restricted stock, RSUs, cash-settled RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards, (i) vested RSUs would convert to shares and be delivered at least 6 months after retirement; (ii) unvested restricted stock, RSUs and cash-settled RSUs would be forfeited immediately; (iii) unvested EPS-Based LTI Cash Awards would be forfeited if such retirement occurs prior to July 15, 2017, and shall vest in full if retirement occurs on or after July 15, 2017; and (iv) unvested TSR-Based LTI Cash Awards would be forfeited if such retirement occurs prior to July 15, 2017, and shall vest in full if retirement occurs on or after July 15, 2017. As of December 31, 2014, the total value of the foregoing amounts payable to our CEO upon retirement after age 62 is $1,042,800.

Payments Made Upon Termination of Employment Without Cause or Resignation

        If a NEO is terminated without cause or resigns before reaching retirement age, the following would apply: (i) subject to expiration, vested stock options would have to be exercised within 90 days following termination or resignation or they would be forfeited; (ii) vested RSUs would convert to shares and be delivered to the executive at least six months after termination or resignation; and (iii) unvested stock options, restricted stock, cash-settled RSUs and RSUs would be forfeited immediately.

        Upon termination of employment without cause or by our CEO for good reason, our CEO would be entitled to the following benefits as of December 31, 2014: (i) lump sum payment of base salary he would have received had his employment agreement been extended for three years ($2,940,000); (ii) lump sum payment of the Annual Incentive Award he would have received had his employment agreement been extended for three years calculated based on 175% of annual base compensation ($5,145,000); (iii) an amount equal to the Company's contributions to the Profit Sharing Plan he would have received if his employment continued for three more years, measured based on the greatest amount contributed by the Company during the three years prior to termination ($66,200); (iv) continuation of healthcare benefits for three years ($50,871); and (v) office space and secretarial support for five years ($1,042,800).

        With regard to stock options, (i) vested stock options would have to be exercised within 10 years of the grant date or they would be forfeited; and (ii) unvested stock options granted under his employment agreement would vest immediately and be exercisable for 10 years following the grant date. With respect to our CEO's restricted stock, RSUs, cash-settled RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards, (i) vested RSUs would convert to shares and be delivered at least six months after termination; (ii) unvested restricted stock would vest immediately and be delivered; (iii) unvested RSUs would vest immediately, convert to shares and be delivered at least six months after termination; (iv) unvested cash-settled RSUs would vest immediately and convert to cash; and (v) the forfeiture restrictions on his outstanding EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards will lapse and he will be eligible to receive the value of the awards at the end of the performance period based on actual performance ($7,312,500 based on the target award value at December 31, 2014). As of December 31, 2014, the value of accelerated vesting and delivery of stock options, restricted stock, RSUs, cash-settled RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards upon termination without cause is $14,035,243. As of December 31, 2014, the total value of the foregoing amounts payable to our CEO upon termination without cause or resignation for good reason is $23,280,114.

Payments Made Upon Termination of Employment for Cause

        Upon a termination for cause: (i) stock options, both vested and unvested, would be forfeited immediately; (ii) unvested restricted stock, cash-settled RSUs, RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards would be forfeited immediately; and (iii) vested RSUs would convert to shares and be delivered at least 6 months after termination.

Payments Made Upon Death or Disability

        In the event of the termination of employment of a NEO, other than our CEO, due to the officer's death: (i) unvested stock options would vest immediately and, subject to expiration, all vested stock options would have to be exercised within one year following death or they would be forfeited; and (ii) unvested restricted stock, unvested cash-settled RSUs and unvested RSUs would vest immediately; and (iii) all vested RSUs would convert to shares and be delivered to the executive's estate at least six months after death.

        For NEOs, other than our CEO, upon termination of a NEO's employment because of disability, including permanent and total disability as defined under the Code: (i) unvested stock options would vest immediately and, subject to expiration, all vested stock options would have to be exercised within three years or they would be forfeited; and (ii) unvested restricted stock, unvested cash-settled RSUs and unvested RSUs would vest immediately; and (iii) all vested RSUs would convert to shares and be delivered to the executive at least 6 months after termination.

        As of December 31, 2014, the following is the value of accelerated vesting and delivery of stock options, restricted stock, cash-settled RSUs and RSUs upon death or total disability: Christopher J. Warmuth—$6,393,397; Christopher J. Carey—$5,960,049; Brian Fitzmaurice—$2,443,706; and Michael B. Cahill—$2,632,861.

        Under the terms of his employment agreement, upon death or disability, our CEO (or his estate) is entitled to the same payments as summarized above for termination without cause, except with respect to office space or secretarial support in the event of our CEO's death. Unvested stock options would vest immediately and vested stock options would have to be exercised within one year of death, subject to expiration (3 years if termination of employment is due to disability) or they would be forfeited. With respect to restricted stock, RSUs, cash-settled RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards, (i) vested RSUs would convert to shares and be delivered at least six months after termination; (ii) unvested restricted stock would vest immediately and be delivered; (iii) unvested RSUs would vest immediately, convert to shares and be delivered at least six months after termination, (iv) unvested cash-settled RSUs would vest immediately and convert to cash; (v) the forfeiture restrictions on his EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards would lapse and he would be eligible to receive the value of the award at the end of the performance period based on actual performance ($7,312,500 based on the target award value at December 31, 2014). As of December 31, 2014, the value of accelerated vesting and delivery of stock options, restricted stock, RSUs, cash-settled RSUs, EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards upon termination without cause is $14,035,243. As of December 31, 2014, the total of the foregoing amounts payable to our CEO upon termination for disability is $23,280,114 and upon termination for death is $22,237,314.

Payments Made on Involuntary or Good Reason Termination of Employment in the Event of a Change in Control

        In the event of an involuntary or good reason termination of employment of a NEO (other than our CEO) following a change in control, the NEO would be entitled to the payments and benefits described below under the terms of the applicable CIC Plans. The rights and obligations of our CEO and the Company upon a change in control are set forth in the CEO CIC Agreement. In general terms, and subject to specific exceptions and requirements included in the CIC Plans or CEO CIC Agreement, a "change in control" event includes (i) the acquisition of 30% or more of the Company's outstanding common stock or voting power (other than by certain existing stockholders); (ii) a change of the majority of the existing Board; (iii) a transaction resulting in a change of 50% or more of the common stock and voting power of the Company; (iv) any entity acquiring 30% or more of the common stock or voting power; (v) a change of the majority of the Board approving the transaction; or (vi) liquidation or dissolution of the Company.

        The CIC Plans provide that upon termination for death or disability during the one-year period beginning on the date of a defined change in control event, the NEOs (other than our CEO) would be entitled to (i) a lump sum payment of the NEO's annual base salary through the date of termination to the extent not already paid (the NEO's salaries were paid through December 31, 2014 and therefore, no amount would be owed) and a pro rata portion of the highest annual bonus paid to the NEO in the prior three years for the year in which termination occurs. As of December 31, 2014, the following amounts would be payable upon termination for death or disability following a change in control: Christopher J. Warmuth—$1,050,000; Christopher J. Carey—$1,000,000; Brian Fitzmaurice—$600,000; and Michael B. Cahill—$575,000.

        The CIC Plans and the CEO CIC Agreement provide that following a defined change in control event, cash severance payments are paid upon involuntary termination for any reason other than cause, death or disability, or termination for "good reason" within 12 months (36 months for the CEO) of the occurrence of a change in control. The CIC Plans (but not the CEO CIC Agreement) provide that termination for good reason includes a voluntary termination of employment during the 30-day period immediately preceding the first anniversary of the change in control.

        Upon an involuntary or good reason termination following a change in control, the NEOs (other than our CEO) would be entitled to the following benefits: (i) a lump sum payment of the NEO's annual base salary through the date of termination to the extent not already paid (the NEO's salaries were paid through December 31, 2014 and therefore, no amount would be owed) and a pro rata portion of the highest annual bonus paid to the NEO in the prior three years for the year in which termination occurs; (ii) a lump-sum payment of three times (two times for Brian Fitzmaurice and Michael B. Cahill) base salary and annual bonus, with the basis for the salary payout being 12 times the highest monthly base salary previously paid to the NEO, and the basis for the bonus payout being the highest annual bonus paid to the NEO in the prior three years; (iii) an amount equal to the Company's contributions to the Profit Sharing Plan that the NEO would have received if his employment continued for three more years (two years for Mr. Fitzmaurice and Mr. Cahill), measured based on the greatest amount contributed by the Company during the three years prior to termination; (iv) healthcare benefits for three years (two years for Mr. Fitzmaurice and Mr. Cahill); (v) outplacement services for two years; and (vi) subject to the discretion of our CN&G Committee, all unvested stock options would vest immediately at the time of change in control, subject to expiration, all vested options would have to be exercised within 90 days or they would be forfeited, unvested restricted stock and unvested RSUs and cash-settled RSUs would vest immediately at the time of change in control, and all vested RSUs would convert to shares and be delivered to the executive at least six months after termination.

        Upon an involuntary or good reason termination by Russell Goldsmith following a change in control, Russell Goldsmith would be entitled to the following benefits: (i) a lump sum payment of his annual base salary through the date of termination to the extent not already paid (his salary was paid through December 31, 2014 and therefore, no amount would be owed) and a pro rata portion of his Annual Incentive Award calculated based on 175% of annual base compensation ($1,715,000); (ii) lump sum payment of base salary he would have received had his employment agreement been extended for three years ($2,940,000); (iii) lump sum payment of the Annual Incentive Award he would have received had his employment agreement been extended for three years calculated based on 175% of annual base salary ($5,145,000); (iv) an amount equal to the Company's contributions to the Profit Sharing Plan he would have received if his employment continued for three more years, measured based on the greatest amount contributed by the Company during the three years prior to termination ($66,200); (v) healthcare benefits for three years ($50,871); (vi) outplacement services for two years ($16,000); and (vii) office space and secretarial support for five years ($1,042,800). Subject to the discretion of our CN&G Committee, (i) all unvested stock options would vest immediately at the time of change in control and remain outstanding until the expiration of their terms; (ii) all vested options would remain outstanding until the expiration of their terms; (iii) unvested restricted stock and all unvested RSUs and cash-settled RSUs would vest immediately at the time of the change in control; and (iv) all vested RSUs would convert to shares and be delivered to the executive at least six months after termination. Our CEO would be entitled to the deemed value of his outstanding EPS-Based LTI Cash Awards (the deemed value of each EPS-Based LTI Cash Award is $1,500,000) and TSR-Based LTI Cash Awards (the deemed value of each TSR-Based LTI Cash Award is $1,000,000). The CEO CIC Agreement does not include a gross-up provision or the ability to terminate voluntarily during the 13th month following a change in control.

        The following table describes the payment upon an involuntary termination or good reason termination following a change in control of the Company, as of December 31, 2014, for each NEO.

Name	Cash Compensation ($)(1)(2)	Accelerated Equity Compensation ($)(3)	Profit Sharing Company Contributions ($)	Healthcare Benefits ($)	Outplacement Services/Office Support(4) ($)	Excise Tax Gross Up ($)	Total ($)

Russell Goldsmith	6,994,276	14,222,743	66,200	50,871	1,058,800	N/A	22,392,890

Christopher J. Warmuth	6,078,000	6,393,397	66,200	50,871	16,000	4,866,492	17,470,960

Christopher J. Carey	5,767,000	5,960,049	66,200	38,099	16,000	4,653,814	16,501,162

Brian Fitzmaurice	2,732,000	2,443,706	44,133	33,914	16,000	0	5,269,753

Michael B. Cahill	2,602,561	2,632,861	44,133	25,399	16,000	0	5,320,954

(1)
Includes base salary and annual incentive award values.

(2)
For Russell Goldsmith, the amount shown is net of a payment reduction in the amount of $2,805,724 required under the terms of his employment agreement if any payment amount would be subject to an excise tax and the reduction of the payment amount to the excise tax safe harbor amount would provide Mr. Goldsmith with a greater after tax amount than if such amounts were not reduced. For Michael Cahill, the amount shown is net of a payment reduction in the amount of $98,439, required under the terms of the EC Plan if the parachute value of all payments does not exceed 110% of the safe harbor amount (as defined in the CIC Plans).

(3)
For our CEO, this amount includes the deemed value of the EPS-Based LTI Cash Awards and TSR-Based LTI Cash Awards.

(4)
Office space and secretarial support applicable only to our CEO.

DIRECTOR COMPENSATION

        For director compensation, we use a combination of cash fees and compensation tied to our common stock to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the amount of time that directors expend in fulfilling their duties as well as the skill required for members of our Board. The following table summarizes annual compensation for non-employee directors:

Type of Fees	Amount
Board of Director Meetings	$2,500
Committee Meetings	$2,000
Board Annual Retainer(1)	$25,000
Annual Retainer for Chair of Board Committees(2)
Audit & Risk Committee	$15,000
CN&G Committee	$10,000
Community Reinvestment Act Committee	$7,000
Special Matters Committee	$7,000
Wealth Management & Fiduciary Committee	$7,000
Annual Award(3)	$35,000

(1)
The 2014 Board Annual Retainer was paid on the date of the annual stockholders meeting. Non-employee directors may elect to defer all or part of the Board Annual Retainer to the Director Deferred Compensation Plan ("Director DCP") and allocate the retainer to one or more investment options including the CNC Stock Fund.

(2)
The Annual Retainers for Chair of Board Committees are paid bi-annually in January and July.

(3)
The 2014 Annual Award was paid on the date of the annual stockholders meeting and deferred into the CNC Stock Fund in furtherance of the director stock ownership requirement.

        Director Stock Ownership Requirement.    Within three years after joining our Board, non-employee directors are required to own at least $100,000 worth of our common stock. As of April 13, 2015, each current non-employee director exceeds this ownership requirement, other than Mr. Ali who joined the Board on September 1, 2013 and Clifford Gilbert-Lurie who joined the Board on June 18, 2014. Ownership may be achieved in several ways, including directly owned stock and stock fund units in the CNC Stock Fund. The higher of the actual spot date price or the one year simple moving average price for the Company's stock may be used in determining compliance with these ownership requirements. See Security Ownership of Certain Beneficial Owners and Management below for further detail.

        CNC Stock Fund and Deferred Compensation Program.    The Director DCP allows non-employee directors to elect each year to defer up to 100% of the Annual Award, Board Annual Retainer, committee chair retainers and meeting fees, instead of receiving these amounts as cash payments taxable in the year of receipt. Under the Director DCP, directors may designate select investment options in which the deferred director payments are deemed to be invested. The investment options include the CNC Stock Fund and non-publicly traded mutual funds, which are only available through variable insurance products. The "CNC Stock Fund" is measured in shares of the Company's common stock ("Stock Fund Units"). The value of the Stock Fund Units is based on the market price of the Company's common stock together with dividend equivalents on that stock. The entire amount of each Annual Award, and any percentage amount or dollar amount of the Board Annual Retainer designated by the director, is allocated to the CNC Stock Fund. No meeting fees or committee chair retainers may be deferred by the directors to the CNC Stock Fund. Directors have no ownership interest in the investment options they select; and the options are used to measure gains or losses. Share equivalents allocated to the CNC Stock Fund have no voting rights. Investment results are credited to the directors' accounts daily, net of all investment option related expenses. There is no guaranteed investment return on any deferred payment amounts. Amounts in a director's deferral account represent unsecured claims against our assets. Other than the CNC Stock Fund, directors may change investment allocation elections as often as daily. Directors may not subsequently change their investment elections (or diversify out of the CNC Stock Fund) for amounts invested in the

CNC Stock Fund. All deferred amounts together with any credited investment returns are paid out to participating directors in accordance with their advance written election either in a lump sum or in installments commencing upon termination of service, except that years 2007 and earlier may be paid during the director's service on the Board if so elected in advance. Directors are not permitted to receive distributions during the director's service for any plan year in which any deferral has been allocated to the CNC Stock Fund. Distributions from the CNC Stock Fund will be in shares of the Company's common stock following the director's termination of service. This unfunded, non-qualified plan structure is required in order to preserve the beneficial tax deferral treatment for participating directors.

        The table below summarizes the compensation we paid to non-employee directors for the fiscal year ended December 31, 2014.

Name(1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mohamad Ali	86,500		—	—	—	—	—	86,500
Richard L. Bloch	121,000		—	—	—	—	—	121,000
Kenneth L. Coleman	117,500		—	—	—	—	—	117,500
Clifford Gilbert-Lurie	79,000							79,000
Ashok Israni	94,500		—	—	—	—	—	94,500
Ronald L. Olson	13,000	(3)	—	—	—	—	—	13,000
Bruce Rosenblum	139,000		—	—	—	—	—	139,000
Peter M. Thomas	125,500		—	—	—	—	—	125,500
Robert H. Tuttle	107,000		—	—	—	—	—	107,000
Kenneth Ziffren	19,000	(3)	—	—	—	—	—	19,000

(1)
See Summary Compensation Table for compensation of Russell Goldsmith and Christopher J. Warmuth. See discussion under Transactions with Related Persons for compensation of Bram Goldsmith. Directors who are employees of the Company receive no compensation for their services as directors.

(2)
Fees include the 2014 Annual Award, which was deferred by each non-employee director to the Director DCP and allocated to the CNC Stock Fund. Each director was allocated 457 Stock Fund Units, other than Mr. Gilbert-Lurie who received the 2014 Annual Award at the commencement of his service with the Board and was awarded 460 Stock Fund Units. Mr. Thomas elected to defer the entire 2014 Board Annual Retainer to the Director DCP and elected to allocate the entire amount to the CNC Stock Fund. Mr. Thomas was allocated 327 Stock Fund Units in connection with the deferral of the 2014 Board Annual Retainer. Mr. Israni elected to defer a portion of the 2014 Board Annual Retainer to the Director DCP and elected to allocate a portion to the CNC Stock Fund. Mr. Israni was allocated 81 Stock Fund Units in connection with the partial deferral of the 2014 Board Annual Retainer.

(3)
Mr. Olson and Mr. Ziffren did not stand for reelection in 2014 and served as members of the Board until the Company's 2014 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information as of April 13, 2015 regarding the beneficial owners of more than 5% of the outstanding shares of our common stock, except as to (i) FMR LLC, whose beneficial ownership is based solely on a Schedule 13G filed with the SEC on February 13, 2015, (ii) Blackrock, Inc., whose beneficial ownership is based solely on a Schedule 13G filed with the SEC on February 2, 2015, (iii) Eaton Vance Management, whose beneficial ownership is based solely on a Schedule 13G filed with the SEC on January 13, 2015, and (iv) The Vanguard Group, whose beneficial ownership is based solely on a Schedule 13G filed with the SEC on February 11, 2015. Except as otherwise noted in the footnotes below, each of these persons or entities had sole voting and investment power with respect to our common stock beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)
Bram Goldsmith:
400 North Roxbury Drive Beverly Hills, CA 90210
Bram and Elaine Goldsmith, Trustees of the Bram and Elaine Goldsmith Family Trust	2,611,672
Elaine and Bram Goldsmith, Trustees of the Elaine Goldsmith Revocable Trust	534,960
Bram Goldsmith	69,492	(3)
Goldsmith Family Foundation	233,425	(4)
Bram Goldsmith, Trustee of Oak Trust A-2	43,736	(5)

Total	3,493,285	(20)	6.3%
Russell Goldsmith:
400 North Roxbury Drive Beverly Hills, CA 90210
Goldsmith Family Partnership	2,860,000	(6)
The Russell Goldsmith Trust	327,931	(7)
ELM 2006 Charitable Annuity Lead Trust	3,235	(8)
Russell Goldsmith, Trustee of certain family trusts	7,046	(9)
B.A. Quintet LLC	76,222	(10)
Maple-Pine Limited Partnership	244,930	(11)
Goldsmith Family Foundation	233,425	(4)
Russell Goldsmith	5,032	(12)
Russell Goldsmith, Trustee of the West LA Investment Trust No. 1-R	8
B.N. Maltz Foundation	47,774	(13)
Russell Goldsmith, Special Trustee of certain family trusts	97,702	(14)
Grove Trust II	82,405	(15)
Nate Mack, L.L.C	750	(16)
Options Exercisable	531,206	(17)
CNC Stock Fund Units	177,401	(18)
RSUs Vested	133,316	(19)

Total	4,828,383	(20)	8.6%
FMR LLC:	3,724,582	(21)	6.7%
245 Summer Street Boston, Massachusetts 02210
BLACKROCK, INC.	3,067,144	(22)	5.5%
40 East 52nd Street New York, New York 10022
EATON VANCE MANANAGEMENT	2,960,774	(23)	5.3%
2 International Place Boston, Massachusetts 02110
THE VANGUARD GROUP	2,772,981	(24)	5.0%
100 Vanguard Boulevard Malvern, PA 19355

(1)
Includes restricted stock issued pursuant to the Company Omnibus Plans which has voting rights but not dispositive power.

(2)
Based on 55,604,605 shares of common stock outstanding at April 13, 2015. Additionally, for purposes of calculating the class percentage beneficially owned by a person (or group of persons), any shares of common stock issuable upon the exercise or conversion of securities exercisable or convertible currently or within 60 days of April 13, 2015 with respect to such person (or group of persons) are deemed to be outstanding, but in each case exercisable or convertible securities owned by other persons are not deemed to be outstanding for purposes of the calculation.

(3)
Includes 41,239 shares allocated to Bram Goldsmith's account under the Profit Sharing Plan and 28,253 units held in the City National Stock Fund under the Executive Deferred Compensation Plan, which stock fund units do not have voting rights and do not convert to shares until termination of employment.

(4)
The Goldsmith Family Foundation is a tax-exempt charitable foundation of which Bram Goldsmith and Russell Goldsmith are directors and officers. Bram Goldsmith and Russell Goldsmith each disclaim beneficial ownership of these shares.

(5)
Shares held in a trust for the benefit of a family member for which Bram Goldsmith is the sole trustee.

(6)
The Goldsmith Family Partnership is a limited partnership whose general partners include the Russell Goldsmith Trust, of which Russell Goldsmith is the sole trustee, and the West LA Investment Trust No. 1-R, of which Russell Goldsmith is the sole trustee. Russell Goldsmith disclaims beneficial ownership of the shares held by the Goldsmith Family Partnership except to the extent of Russell Goldsmith's pecuniary interest in the partnership.

(7)
Excludes the 2,860,000 shares identified as being held by the Goldsmith Family Partnership which the Russell Goldsmith Trust may be deemed to beneficially own as a general partner of the Goldsmith Family Partnership.

(8)
ELM 2006 Charitable Annuity Lead Trust is a charitable trust for which Russell Goldsmith is the sole trustee.

(9)
Shares held in trusts for the benefit of family members for which Russell Goldsmith is the sole trustee.

(10)
B.A. Quintet LLC is a limited liability company whose managing members are Russell Goldsmith and his spouse. Russell Goldsmith disclaims beneficial ownership of the shares held by B.A. Quintet LLC except to the extent of his pecuniary interest therein.

(11)
Maple-Pine Limited Partnership is a limited partnership of which Russell Goldsmith is the General Partner. Russell Goldsmith disclaims beneficial ownership of the shares held by Maple-Pine Limited Partnership except to the extent of his pecuniary interest therein.

(12)
Includes 2,038 restricted shares solely owned by Russell Goldsmith and 2,994 shares allocated to Russell Goldsmith's account under the Profit Sharing Plan.

(13)
The B.N. Maltz Foundation is a tax-exempt charitable foundation of which Russell Goldsmith is a director. Russell Goldsmith disclaims beneficial ownership of these shares.

(14)
Shares held in trusts for the benefit of family members for which Russell Goldsmith is the special trustee with voting power but no investment control and no pecuniary interest in any transaction involving shares of the Company held by the trusts.

(15)
Shares held in trust for the benefit of family members for which Russell Goldsmith is co-trustee. Russell Goldsmith has shared voting and investment power over these shares.

(16)
Nate Mack, L.L.C. is a limited liability company whose managing members include Russell Goldsmith's spouse. Russell Goldsmith disclaims beneficial ownership of these shares.

(17)
Represents shares subject to employee stock options which are presently exercisable, or which will become exercisable within 60 days after April 13, 2015.

(18)
Represents stock fund units issued to Russell Goldsmith as a result of the termination of his Supplemental Executive Retirement Plan Agreement, which stock fund units do not have voting rights and do not convert to shares until termination of employment.

(19)
Represents vested RSUs and RSUs that will vest within 60 days of April 13, 2015, in each case issued pursuant to the Company Omnibus Plans. These units do not have voting rights and do not convert to shares until six months after termination of employment.

(20)
Separate beneficial ownership information provided for Bram Goldsmith (although not required) to provide specific information regarding duplicate ownership. After appropriate elimination of duplicate ownership attributable to both Russell Goldsmith and Bram Goldsmith under the Goldsmith Family Foundation (see footnote 4), Bram Goldsmith and Russell Goldsmith and their related interests beneficially own 8,088,243 shares which constitutes 14.3% of the outstanding shares.

(21)
Percentage ownership is calculated based on Company shares outstanding on April 13, 2015 and shares beneficially owned by the stockholder as reported on the Schedule 13G filed with the SEC as referenced above. Of the 3,724,582 shares beneficially owned by FMR LLC, it has sole voting power as to 106,659 shares and sole dispositive power as to 3,724,582 shares.

(22)
Percentage ownership is calculated based on Company shares outstanding on April 13, 2015 and shares beneficially owned by the stockholder as reported on the Schedule 13G filed with the SEC as referenced above. Of the 3,067,144 shares beneficially owned by Blackrock, Inc., it has sole voting power as to 2,854,270 shares and sole dispositive power as to 3,067,144 shares.

(23)
Percentage ownership is calculated based on Company shares outstanding on April 13, 2015 and shares beneficially owned by the stockholder as reported on the Schedule 13G filed with the SEC as referenced above. Of the 2,960,774 shares beneficially owned by Eaton Vance Management, it has sole voting power as to 2,960,774 shares and sole dispositive power as to 2,960,774 shares.

(24)
Percentage ownership is calculated based on Company shares outstanding on April 13, 2015 and shares beneficially owned by the stockholder as reported on the Schedule 13G filed with the SEC as referenced above. Of the 2,772,981 shares beneficially owned by The Vanguard Group, it has sole voting power as to 32,231 shares, sole dispositive power as to 2,744,850 shares and shared dispositive power as to 28,131 shares.

        The following table sets forth the number of outstanding shares of our common stock beneficially owned as of April 13, 2015 by each of the current directors, each executive officer named in the Summary Compensation Table, and all current directors, and executive officers as a group. Except as otherwise noted in the footnotes below, each of these persons had sole voting and investment power with respect to our common stock beneficially owned by that person.

	(a)		(b)	(c)	(d)	(e)
Name or Number of Persons in Group	Number of Shares/ Restricted Shares Beneficially Owned(1)		Options Exercisable within 60 days of April 13, 2015	Vested RSUs within 60 days of April 13, 2015(2)	Stock Fund Units (EDCP/ DDCP/CNC Stock Fund)(3)	Total Beneficial Ownership	Percent of Class*
Mohamad Ali	21		—	—	457	478	*
Richard L. Bloch	61,455	(4)	—	—	4,473	65,928	*
Michael B. Cahill	27,159	(5)	74,407	—	—	101,566	*
Christopher J. Carey	54,544	(6)	201,517	34,846	18,238	309,145	*
Kenneth L. Coleman	871	(7)	—	—	4,473	5,344	*
Brian Fitzmaurice	49,483	(8)	94,342	—	2,044	145,869	*
Clifford Gilbert-Lurie	15		—	—	460	475	*
Bram Goldsmith	3,465,032	(9)	—	—	28,253	3,493,285	6.3%
Russell Goldsmith	3,986,460	(9)	531,206	133,316	177,401	4,828,383	8.6%
Ashok Israni	2,987		—	—	4,555	7,542	*
Bruce Rosenblum	5,125	(10)	—	—	4,473	9,598	*
Peter M. Thomas	6,750		—	—	7,089	13,839	*
Robert H. Tuttle	2,000	(11)	—	—	2,997	4,997	*
Christopher J. Warmuth	55,741	(12)	235,905	27,790	—	319,436	*
							*
All Directors and Executive Officers as a group (15 persons)	7,485,779	(4 - 13)	1,148,553	195,952	254,913	9,085,197	15.9%

*
Percentage information is omitted for those individuals whose beneficially owned shares represent less than 1% of the outstanding shares of the Company's common stock. Percentage information is based on 55,604,605 shares of common stock outstanding at April 13, 2015. Additionally, for purposes of calculating the class percentage beneficially owned by a person (or group of persons), any shares of common stock issuable upon the exercise or conversion of securities exercisable or convertible currently or within 60 days of April 13, 2015 with respect to such person (or group of persons) are deemed to be outstanding, but in each case exercisable or convertible securities owned by other persons are not deemed to be outstanding for purposes of the calculation.

(1)
Includes restricted stock issued pursuant to the Company Omnibus Plans which has voting rights but not dispositive power.

(2)
Represents vested RSUs and RSUs that will vest within 60 days of April 13, 2015, in each case issued pursuant to the Company Omnibus Plans. These units do not have voting rights and do not convert to shares until six months after termination of employment.

(3)
Represents units held in the CNC Stock Fund under the Executive Deferred Compensation Plan for executive officers and under the Director Deferred Compensation Plan for outside directors. For Russell Goldsmith, represents units held in the CNC Stock Fund as a result of the termination of his Supplemental Executive Retirement Plan Agreement. Units held in the CNC Stock Fund do not have voting rights. Distributions from the CNC Stock Fund are in shares of the Company's common stock following termination of employment, in the case of an officer, or termination of service, in the case of a director.

(4)
Richard L. Bloch has shared voting and investment power in these shares that are held in a trust of which he is a co-trustee.

(5)
Includes 1,245 shares allocated to Michael B. Cahill's account under our Profit Sharing Plan. Includes 6,128 shares of restricted stock.

(6)
Includes 8,365 shares allocated to Christopher J. Carey's account under our Profit Sharing Plan. Includes 19,540 shares of restricted stock.

(7)
Kenneth L. Coleman has shared voting and investment power in these shares that are held in a trust of which he is a co-trustee.

(8)
Includes 6,049 shares allocated to Brian Fitzmaurice's account under our Profit Sharing Plan. Includes 15,512 shares of restricted stock.

(9)
See the footnotes to the table reflecting beneficial ownership of more than 5% of the outstanding shares of our common stock for the detailed holdings and beneficial ownership of Bram Goldsmith and Russell Goldsmith.

(10)
Bruce Rosenblum has shared voting and investment power in these shares that are held in a trust of which he is a co-trustee.

(11)
Robert H. Tuttle has shared voting and investment power in these shares that are held in a trust of which he is a co-trustee.

(12)
Christopher J. Warmuth has shared voting and investment power in 32,464 of these shares that are held in a trust of which he is a co-trustee. Includes 3,557 shares allocated to Christopher J. Warmuth's account under our Profit Sharing Plan. Includes 21,584 shares of restricted stock.

(13)
The number of shares beneficially owned by all of our directors and executive officers as a group includes 63,572 shares of restricted stock and 63,449 shares allocated to executive officers' accounts under our Profit Sharing Plan. The sum total for columns (a) and (e) reflects appropriate elimination of duplicates attributable to both Russell and Bram Goldsmith under the Goldsmith Family Foundation.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information relating to securities authorized for issuance under equity compensation plans is presented under Item 12 of Part III of the Original Form 10-K.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Related Party Transactions Policy and Procedure

        We have adopted written policies to implement the requirements of Regulation O of the Federal Reserve Board, which restricts the extension of credit to directors and executive officers and their family members and other related interests. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by our Board.

        With respect to other transactions involving the Company in which a director or executive officer or immediate family member may have a direct or indirect material interest, pursuant to its charter, the Audit & Risk Committee has the authority to review and approve insider and affiliated person transactions ("related party transactions"), other than transactions involving director or officer compensation or otherwise related to an employment relationship with the Company, and reports to the Board with respect to related party transactions approved by the Committee. The CN&G Committee, pursuant to its charter, has the authority to review and approve related party transactions involving director or officer compensation or otherwise related to an employment relationship with the Company and reports to the Board with respect to related party transactions approved by the Committee.

        Prior to the Company entering into any related party transactions, the Audit & Risk Committee, or the CN&G Committee, as applicable, reviews the terms of the transaction to ensure that they are fair and reasonable, on market terms, were made on an arm's-length basis and comply with the Company's Codes of Conduct. The applicable Board committee then reports to the Board on the related party transaction approved. The Board has the authority to review any related party transaction directly, in lieu of approval by the applicable committee.

Related Party Transactions

        A number of our directors and executive officers, their immediate family members, and certain business organizations associated with them, have been, and expect to continue to be, depositors, borrowers or clients of the Bank. All extensions of credit to these persons have been made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features. Other transactions were in the ordinary course of business and on non-preferential terms and conditions. The following related party transactions were reviewed and approved in 2014 in accordance with our policies regarding transactions with related persons:

  •
  Bram Goldsmith currently serves as the Chairman Emeritus of the Board of the Company and as an untitled officer of the Bank pursuant to an employment agreement approved by our Board on May 15, 2003 for an initial two year term, which was extended for two additional years, and subsequently extended for nine additional one year terms, with the most recent extension to May 13, 2016, as approved by the CN&G Committee. The agreement provides for an annual base salary of $350,000 and an annual incentive bonus not to exceed $150,000, with the total amount of base and bonus not to exceed $500,000. For fiscal year 2014, Mr. Goldsmith received base and incentive bonus in the amount of $500,000.

  •
  Peter M. Thomas, a director of the Company, owns, either directly or indirectly, approximately a 6.9% equity interest as a passive investor in Switch Communications Group, LLC ("Switch Communications") without any active oversight or management control. Mr. Thomas' sibling is a member of the Board of Managers of Switch Communications, but is not involved in day to day operations. Mr. Thomas' family members, together with the family members of another member of the Board, own collectively, either directly or indirectly, an approximately 19.0% interest in Switch Communications. The Bank is party to an arm's-length, negotiated, ordinary course commercial transaction with Switch Communications to provide data storage services. In 2014, the Bank paid Switch Communications a total of approximately $910,593. The Bank's transactions with Switch Communications represent less than the greater of $1 million or 2% of Switch's revenues in 2014.

Director Independence

        Our Corporate Governance Guidelines provide that a majority of our directors will be independent. We have long maintained a Board with a substantial majority of directors who are not employees of the Company. Currently, independent directors comprise more than two-thirds of our Board and 100% of our Audit & Risk Committee and CN&G Committee. Our Board has adopted independence standards to assist in determining each director's independence which are included as part of our Corporate Governance Guidelines. Our independence standards are structured to provide a framework for Board decisions that are free of relationships that may impair, or appear to impair, our Board's ability to make independent collective judgments, and to ensure that all permitted transactions between the Company and a director or his immediate family or their respective primary business affiliations are made on an arm's-length basis and are on market terms. The independence standards include a combination of economic tests and require confirmation that relationships are maintained on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated persons.

        Our CN&G Committee, Audit & Risk Committee, and Board reviewed the relationship of the Company with each of our current non-employee directors and determined that each of the following persons is an independent director as defined by the NYSE listing standards and our independence standards: Mohamad Ali, Richard L. Bloch, Kenneth L. Coleman, Clifford Gilbert-Lurie, Ashok Israni, Bruce Rosenblum, Peter M. Thomas, and Robert H. Tuttle. Mr. Olson and Mr. Ziffren did not stand for reelection in 2014 and the Board determined that they met the standards of independence during their 2014 term of service which ended at the Company's 2014 annual meeting of stockholders.

        In making its independence determinations, the CN&G Committee, the Audit & Risk Committee, and the Board considered the following ordinary course, non-preferential relationships in 2014 between us and our subsidiaries and our independent directors, director nominees, their immediate family members, and any entity of which the independent director (or their immediate family member) is a principal, executive officer, or greater than 5% equity holder:

  •
  The Bank and other subsidiaries had ordinary course banking, financial services, and wealth management relationships with certain members of the Board, some of their respective immediate family members and some of the entities affiliated with such directors and their immediate family members.

  •
  The Bank is party to an ordinary course commercial transaction for data storage services with Switch Communications negotiated on arm's-length, market terms. Switch Communications owns and operates high security data centers. Peter M. Thomas, a director of the Company, owns, either directly or indirectly, approximately a 6.9% equity interest as a passive investor in Switch Communications without any active oversight or management control. The payments made to Switch Communications for services are based on competitive rates made on substantially the same terms as those prevailing at the time for comparable transactions with non-affiliated entities. The amounts paid to Switch Communications are below the thresholds in our independence standards and the NYSE listing standards.

  •
  The Company or its subsidiaries received legal services in the ordinary course from the law firm of Munger, Tolles & Olson LLP in which Ronald L. Olson, a former director of the Company, is a partner. The amounts paid for legal services are below the thresholds in our independence standards and the NYSE listing standards.

        The CN&G Committee, Audit & Risk Committee and the Board have each determined that, based on the information available, none of these relationships was material.

Item 14.    Principal Accounting Fees and Services

        We incurred the following fees in 2014 and 2013 for professional services provided by KPMG:

	2014	2013
Audit Fees(1)	$2,211,000	$2,073,000
Audit-Related Fees(2)	154,000	291,000
Tax Fees(3)	56,000	96,000

Total Fees	$2,421,000	$2,460,000

(1)
Audit Fees represented fees for professional services provided in connection with the integrated audit of the Company's financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)
Audit-Related Fees consisted of professional services related to audits of employee benefit plans, internal control reviews of wealth management department operations, AIMR performance attestations regarding the wealth management department and other audit services requested by management, which are in addition to the scope of the financial statement audit.

(3)
Tax Fees included tax return review and tax compliance advice.

        The Audit & Risk Committee's policy is to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. Pre-approvals are generally provided for up to one year, are detailed as to the particular service or category of services, and are subject to a specific budget. The Audit & Risk Committee has delegated pre-approval authority to its Chairman when expedited approval of services is necessary. All of the services provided by KPMG in 2014 and 2013 were approved in accordance with our policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents were each previously filed with the Original Form 10-K on February 27, 2015:

1.	Financial Statements:
Management's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2014 and 2013
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014
Consolidated Statements of Changes in Equity for each of the years in the three-year period ended December 31, 2014
Notes to Consolidated Financial Statements
2.	All other schedules and separate financial statements of 50 percent or less owned companies accounted for by the equity method have been omitted because they are not applicable.
3.	Exhibits

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of January 22, 2015, by and among Royal Bank of Canada, City National Corporation and RBC USA Holdco Corporation	Incorporated by reference from the Registrant's Current Report on Form 8-K filed January 23, 2015 (File No. 001-10521).
2.1	Purchase and Assumption Agreement—Whole Bank—All Deposits, among the Federal Deposit Insurance Corporation, Receiver of Imperial Capital Bank, La Jolla, California, the Federal Deposit Insurance Corporation and City National Bank, dated as of December 18, 2009.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 22, 2009 (File No. 001-10521).
3.1	Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.2	Certificate of Amendment of Restated Certificate of Incorporation.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521).

3.3	Form of Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
3.4	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series B.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 24, 2008 (File No. 001-10521).
3.5	Certificate of Designations for 5.50% Non-Cumulative Perpetual Preferred Stock, Series C.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 13, 2012 (File No. 001-10521).
3.6	Bylaws, as amended to date.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 18, 2012 (File No. 001-10521).
3.7	Certificate of Designations for 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.1	Specimen Common Stock Certificate for Registrant.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
4.2	Indenture dated as of February 13, 2003 between Registrant and U.S. Bank National Association, as Trustee pursuant to which Registrant issued its 5.125 percent Senior Notes due 2013 in the principal amount of $225.0 million and form of 5.125 percent Senior Note due 2013.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
4.3	Indenture, dated as of September 13, 2010 between the Registrant and The Bank of New York Mellon Trust
	Company, N.A., as Trustee pursuant to which Registrant issued its 5.250 percent Senior Notes due 2020 in the principal amount of $300.0 million and form of 5.250 percent Senior Note due 2020.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on September 14, 2010 (File No. 001-10521).
4.4	Form of Certificate Representing the 6.750% Fixed Rate/Floating Rate Non-Cumulative Preferred Stock, Series D.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
4.5	Deposit Agreement, dated November 7, 2013, between the Corporation, Computershare Trust Company, N.A., Computershare Inc. and the holders from time to time of the Depositary Receipts described therein.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).

4.6	Form of Depositary Receipt (included as part of Exhibit 3.9).	Incorporated by reference from the Registrant's Current Report on Form 8-K filed November 7, 2013 (File No. 001-10521).
10.1*	Employment Agreement made as of May 15, 2003, by and between Bram Goldsmith, and the Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.2*	Amendment to Employment Agreement dated as of May 15, 2005 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.3*	Second Amendment to Employment Agreement for Bram Goldsmith dated as of May 15, 2007, among Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 001-10521).
10.4*	Third Amendment to Employment Agreement, dated as of March 3, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-10521).
10.5*	Fourth Amendment to Employment Agreement, dated as of December 22, 2008, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.6*	Fifth Amendment to Employment Agreement dated as of April 3, 2009, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-10521).
10.7*	Sixth Amendment to Employment Agreement dated as of February 9, 2010, by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.8*	Seventh Amendment to Employment Agreement dated as of February 17, 2011 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).

10.9*	Eighth Amendment to Employment Agreement dated as of February 13, 2012 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.10*	Ninth Amendment to Employment Agreement dated as of January 28, 2013 by and between Bram Goldsmith, Registrant and City National Bank.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-10521).
10.11*	Tenth Amendment to Employment Agreement dated as of January 31, 2014 by and between Bram Goldsmith, Registrant and City National Bank.	Previously filed with the Original Form 10-K on February 27, 2015.
10.12*	Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated June 24, 2010.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.13*	Amendment to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated March 14, 2012.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed March 16, 2012 (File No. 001-10521).
10.14*	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Russell Goldsmith dated July 14, 2014	Incorporated by reference from the Registrant's Current Report on Form 8-K filed on July 16, 2014 (File No. 001-10521).
10.15*	1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.16*	Amendment to 1995 Omnibus Plan regarding Section 7.6(a).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.17*	Amended and Restated Section 2.8 of 1995 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.18*	Amendment to City National Corporation 1995 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.19*	1999 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.20*	Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.21*	First Amendment to the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.22*	Amendment to City National Corporation Amended and Restated 2002 Omnibus Plan dated December 31, 2008.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.23*	City National Corporation 2011 Variable Bonus Plan.	Incorporated by reference from Appendix B to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 20, 2011 (File No. 001-10521).
10.24*	Amended and Restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on May 9, 2012 (File No. 001-10521).
10.25*	2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.26*	Amendment Number 3 to 2000 City National Bank Executive Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.27*	Amendment Number 4 to 2000 City National Bank Executive Deferred Compensation Plan (As in Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.28*	2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.29*	Amendment Number 1 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.30*	Amendment Number 2 to 2000 City National Bank Executive Deferred Compensation Plan (Amended and Restated for Plan Years 2004/05 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.31*	City National Corporation Strategy and Planning Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.32*	City National Corporation Executive Committee Change in Control Severance Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.33*	2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.34*	Amendment Number 2 to 2000 City National Bank Director Deferred Compensation Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-10521).
10.35*	Amendment Number 3 to 2000 City National Bank Director Deferred Compensation Plan (As In Effect Immediately Prior to January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.36*	2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2005 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).

10.37*	Amendment No. 1 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective on January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.38*	Amendment No. 2 to 2000 City National Bank Director Deferred Compensation Plan (Amended and Restated for Plan Years 2004/5 and Later Effective January 1, 2009).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.39*	Executive Management Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.40*	Key Officer Incentive Compensation Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.41*	City National Corporation 2001 Stock Option Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.42*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.43*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee and Board Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.44*	Form of Stock Option Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan (Compensation Committee Approval).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.45*	Form of Restricted Stock Award Agreement Under the City National Corporation 2002 Amended and Restated Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).

10.46*	Form of Director Stock Option Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-10521).
10.47*	Form of Stock Option Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.48*	Form of Restricted Stock Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.49*	Form of Restricted Stock Unit Award Agreement Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement Addendum (2006 and later grants).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.50*	Form of Restricted Stock Unit Award Agreement (Cash Only Award) Under the City National Corporation Amended and Restated 2002 Omnibus Plan and Restricted Stock Unit Award Agreement (Cash Only Award) Addendum.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-10521).
10.51*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.52*	Form of Restricted Stock Unit Award Agreement under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-10521).
10.53*	Form of Restricted Stock Unit Award Agreement Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).
10.54*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 001-10521).

10.55*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.56*	Form of Restricted Stock Unit Award Agreement (Cash Only) Addendum under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.57*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.58*	Form of Performance Unit Award Agreement Addendum Under the City National Corporation 2008 Omnibus Plan (EPS).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 001-10521).
10.59*	Summary—Brian Fitzmaurice.	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-10521).
10.60	Lease dated November 19, 2003 between TPG Plaza Investments and City National Bank (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-10521).
10.61*	Amended and restated City National Corporation 2008 Omnibus Plan.	Incorporated by reference from Appendix A to the Registrant's Proxy Statement filed with the SEC for the Annual Meeting of Stockholders held on April 17, 2013 (File No. 001-10521).
10.62*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).
10.63*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended June 30, 2013 (File No. 001-10521).

10.64*	Form of Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).
10.65*	Form of Performance Unit Award Agreement Addendum (TSR).	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the quarter ended September 30, 2013 (File No. 001-10521).
10.66*	Form of Restricted Stock Unit Award Agreement (Cash Only) under the City National Corporation 2008 Omnibus Plan.	Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q For the Quarter ended September 30, 2014 (File No. 001-10521).
12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements.	Previously filed with the Original Form 10-K on February 27, 2015.
21	Subsidiaries of the Registrant.	Previously filed with the Original Form 10-K on February 27, 2015.
23	Consent of KPMG LLP.	Previously filed with the Original Form 10-K on February 27, 2015.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 (a) or 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Previously furnished with the Original Form 10-K on February 27, 2015.
101.INS	XBRL Instance Document.	Previously filed with the Original Form 10-K on February 27, 2015.
101.SCH	XBRL Taxonomy Extension Schema Document.	Previously filed with the Original Form 10-K on February 27, 2015.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Previously filed with the Original Form 10-K on February 27, 2015.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Previously filed with the Original Form 10-K on February 27, 2015.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Previously filed with the Original Form 10-K on February 27, 2015.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Previously filed with the Original Form 10-K on February 27, 2015.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITY NATIONAL CORPORATION (Registrant)
	By	/s/ RUSSELL GOLDSMITH Russell Goldsmith, President and Chief Executive Officer
April 27, 2015