Form 10-Q
period 2015-03-31
CITY NATIONAL CORP
filed 2015-05-08
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, there were 55,605,256 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Cash and due from banks	$433,670	$336,470
Due from banks - interest-bearing	334,014	119,981
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale - cost $5,201,001 and $5,894,509 at March 31, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	21,068	14,654
Held in portfolio	5,189,320	5,868,329
Securities held-to-maturity - fair value $3,510,553 and $3,484,647 at March 31, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	521,963	521,262
Held in portfolio	2,891,843	2,905,769
Trading securities	102,546	173,188
Loans and leases, excluding covered loans	20,910,355	20,337,206
Less: Allowance for loan and lease losses	308,858	310,149
Loans and leases, excluding covered loans, net	20,601,497	20,027,057
Covered loans, net of allowance for loan losses	470,484	502,371
Net loans and leases	21,071,981	20,529,428
Premises and equipment, net	202,208	207,700
Deferred tax asset	228,273	233,811
Goodwill	635,868	635,868
Customer-relationship intangibles, net	33,454	34,831
Affordable housing investments	190,347	186,423
Customers’ acceptance liability	2,390	17,664
Other real estate owned ($11,552 and $12,760 covered by FDIC loss share at March 31, 2015 and December 31, 2014, respectively)	17,509	23,496
FDIC indemnification asset	43,256	50,511
Other assets	579,189	537,847
Total assets	$32,698,899	$32,597,232
Liabilities
Demand deposits	$18,579,674	$18,030,021
Interest checking deposits	2,751,487	2,736,391
Money market deposits	6,011,679	6,198,798
Savings deposits	506,188	469,931
Time deposits-under $100,000	152,121	155,568
Time deposits-$100,000 and over	515,999	517,394
Total deposits	28,517,148	28,108,103
Short-term borrowings	4,400	322,861
Long-term debt	634,425	638,600
Reserve for off-balance sheet credit commitments	28,660	27,811
Acceptances outstanding	2,390	17,664
Other liabilities	456,180	499,514
Total liabilities	29,643,203	29,614,553
Redeemable noncontrolling interest	37,326	39,978
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at March 31, 2015 and December 31, 2014	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 55,510,321 and 55,162,455 shares issued at March 31, 2015 and December 31, 2014, respectively	55,510	55,162
Additional paid-in capital	599,800	578,046
Accumulated other comprehensive income (loss)	5,031	(7,074)
Retained earnings	2,109,157	2,071,230
Treasury shares, at cost - 313,965 and 377,224 shares at March 31, 2015 and December 31, 2014, respectively	(18,744)	(22,279)
Total common shareholders’ equity	2,750,754	2,675,085
Total shareholders’ equity	3,018,370	2,942,701
Total liabilities and shareholders’ equity	$32,698,899	$32,597,232

 See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands, except per share amounts)	2015	2014
Interest income
Loans and leases	$184,032	$169,696
Securities	42,072	41,576
Due from banks - interest-bearing	136	443
Federal funds sold and securities purchased under resale agreements	1,241	1,370
Total interest income	227,481	213,085
Interest expense
Deposits	1,920	2,134
Federal funds purchased and securities sold under repurchase agreements	71	—
Subordinated debt	3,746	6,104
Other long-term debt	5,164	5,049
Total interest expense	10,901	13,287
Net interest income	216,580	199,798
Provision for credit losses on loans and leases, excluding covered loans	—	—
Provision for losses on covered loans	497	4,655
Net interest income after provision	216,083	195,143
Noninterest income
Trust and investment fees	55,521	53,306
Brokerage and mutual fund fees	10,598	10,042
Cash management and deposit transaction charges	12,633	12,033
International services	10,668	10,395
FDIC loss sharing expense, net	(6,688)	(7,083)
Gain on disposal of assets	110	2,826
Gain on sale of securities	3,376	2,122
Other	24,922	17,607
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(293)	—
Less: Portion of loss recognized in other comprehensive income	228	—
Net impairment loss recognized in earnings	(65)	—
Total noninterest income	111,075	101,248
Noninterest expense
Salaries and employee benefits	144,568	136,833
Net occupancy of premises	16,073	16,094
Legal and professional fees	16,938	12,950
Information services	9,860	9,346
Depreciation and amortization	14,982	7,828
Amortization of intangibles	1,377	1,487
Marketing and advertising	8,830	9,775
Office services and equipment	5,136	4,910
Other real estate owned	2,731	1,433
FDIC assessments	5,094	1,391
Other operating	8,853	8,805
Total noninterest expense	234,442	210,852
Income before income taxes	92,716	85,539
Income taxes	30,597	31,010
Net income	$62,119	$54,529
Less: Net income attributable to noncontrolling interest	553	699
Net income attributable to City National Corporation	$61,566	$53,830
Less: Dividends on preferred stock	4,094	4,094
Net income available to common shareholders	$57,472	$49,736
Net income per common share, basic	$1.03	$0.90
Net income per common share, diluted	$1.01	$0.89
Weighted-average common shares outstanding, basic	55,422	54,689
Weighted-average common shares outstanding, diluted	56,306	55,429
Dividends per common share	$0.35	$0.33

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2015	2014
Net income	$62,119	$54,529
Other comprehensive income, net of tax:
Securities available-for-sale:
Net unrealized gains arising during the period	14,217	12,553
Reclassification adjustment for net gains included in net income	(1,969)	(1,275)
Non-credit related impairment loss	(133)	—
Foreign currency translation adjustments	(10)	—
Total other comprehensive income	12,105	11,278
Comprehensive income	$74,224	$65,807
Less: Comprehensive income attributable to noncontrolling interest	553	699
Comprehensive income attributable to City National Corporation	$73,671	$65,108

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$62,119	$54,529
Adjustments to net income:
Provision for losses on covered loans	497	4,655
Depreciation and amortization	14,982	7,828
Amortization of intangibles	1,377	1,487
Share-based employee compensation expense	6,227	5,397
Deferred income tax benefit	(3,211)	(3,237)
Gain on disposal of assets	(110)	(2,826)
Gain on sale of securities	(3,376)	(2,122)
Impairment loss on securities	65	—
Other, net	9,583	4,948
Net change in:
Trading securities	70,633	20,678
Other assets and other liabilities, net	(92,959)	(88,563)
Net cash provided by operating activities	65,827	2,774
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(83,767)	(330,444)
Sales of securities available-for-sale	398,166	377,115
Maturities and paydowns of securities available-for-sale	375,712	823,410
Purchase of securities held-to-maturity	(42,637)	(282,679)
Maturities and paydowns of securities held-to-maturity	54,856	36,337
Loan originations, net of principal collections	(530,516)	(523,514)
Net payments for premises and equipment	(10,008)	(8,831)
Other investing activities, net	(851)	6,676
Net cash provided by investing activities	160,955	98,070
Cash Flows From Financing Activities
Net increase in deposits	409,045	52,329
Net decrease in federal funds purchased	(320,000)	—
Issuance of long-term debt	8,439	7,907
Repayment of long-term debt	(11,071)	(10,088)
Proceeds from exercise of stock options	21,320	13,207
Tax benefit from exercise of stock options	3,474	2,970
Cash dividends paid	(23,449)	(22,141)
Other financing activities, net	(3,307)	(16,250)
Net cash provided by financing activities	84,451	27,934
Net increase in cash and cash equivalents	311,233	128,778
Cash and cash equivalents at beginning of year	656,451	935,946
Cash and cash equivalents at end of period	$967,684	$1,064,724

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$18,504	$22,121
Income taxes	39,022	39,399
Non-cash investing activities:
Transfer of loans to other real estate owned	$1,085	$2,033

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, December 31, 2013	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Adjustment to initially apply Accounting Standards Update 2014-01	—	—	—	—	—	(11,941)	—	(11,941)
Balance, January 1, 2014	54,667,295	267,616	54,667	541,210	(15,641)	1,906,222	(25,029)	2,729,045
Net income (1)	—	—	—	—	—	53,830	—	53,830
Other comprehensive income, net of tax	—	—	—	—	11,278	—	—	11,278
Issuance of shares under share-based compensation plans	231,763	—	232	6,702	—	—	2,492	9,426
Share-based employee compensation expense	—	—	—	4,459	—	—	—	4,459
Tax benefit from share-based compensation plans	—	—	—	2,866	—	—	—	2,866
Dividends:
Preferred	—	—	—	—	—	(4,094)	—	(4,094)
Common	—	—	—	—	—	(18,224)	—	(18,224)
Net change in deferred compensation plans	—	—	—	181	—	—	—	181
Change in redeemable noncontrolling interest	—	—	—	(5,429)	—	—	—	(5,429)
Balance, March 31, 2014	54,899,058	$267,616	$54,899	$549,989	$(4,363)	$1,937,734	$(22,537)	$2,783,338

Balance, December 31, 2014	55,162,455	$267,616	$55,162	$578,046	$(7,074)	$2,071,230	$(22,279)	$2,942,701
Net income (1)	—	—	—	—	—	61,566	—	61,566
Other comprehensive income, net of tax	—	—	—	—	12,105	—	—	12,105
Issuance of shares under share-based compensation plans	347,596	—	348	14,459	—	—	3,536	18,343
Share-based employee compensation expense	—	—	—	4,252	—	—	—	4,252
Tax benefit from share-based compensation plans	—	—	—	3,211	—	—	—	3,211
Dividends:
Preferred	—	—	—	—	—	(4,094)	—	(4,094)
Common	—	—	—	—	—	(19,545)	—	(19,545)
Net change in deferred compensation plans	270	—	—	105	—	—	(1)	104
Change in redeemable noncontrolling interest	—	—	—	(273)	—	—	—	(273)
Balance, March 31, 2015	55,510,321	$267,616	$55,510	$599,800	$5,031	$2,109,157	$(18,744)	$3,018,370

(1)	Net income excludes net income attributable to redeemable noncontrolling interest of $553 and $699 for the three-month periods ended March 31, 2015 and 2014, respectively.
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

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, investment and trust services through 75 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of March 31, 2015, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Use of Estimates

The Company’s accounting and reporting policies conform to generally accepted accounting principles (“GAAP”) and practices in the financial services industry. To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and income and expenses during the reporting period. Circumstances and events that differ significantly from those underlying the Company’s estimates and assumptions could cause actual financial results to differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan and lease losses, the reserve for off-balance sheet credit commitments, other real estate owned (“OREO”), valuation of share-based compensation awards, income taxes, goodwill and intangible asset impairment, securities impairment, private equity and alternative investments impairment, valuation of assets and liabilities acquired in business combinations, including contingent consideration liabilities, subsequent valuations of acquired impaired loans, Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, valuation of noncontrolling interest, and the valuation of financial assets and liabilities reported at fair value.

The Company has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements. The Company’s estimates and assumptions are expected to change as changes in market conditions and the Company’s portfolio occur in subsequent periods.

Note 1. Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The Company is on the accrual basis of accounting for income and expenses. The results of operations reflect any adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, and which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. In accordance with the usual practice of banks, assets and liabilities of individual trust, agency and fiduciary funds have not been included in the financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results for the 2015 interim periods are not necessarily indicative of the results expected for the full year. The Company has not made any significant changes in its critical accounting policies or in its estimates and assumptions from those disclosed in its 2014 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2015. Refer to Accounting Pronouncements for discussion of accounting pronouncements adopted in 2015.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the three months ended March 31, 2015:

•            In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”). ASU 2014-01 permits an entity to make an accounting policy election to apply a proportionate amortization method to its low income housing tax credit investments if certain conditions are met. Under the proportionate amortization method, an investor amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the amortization in the income statement as a component of income taxes attributable to continuing operations. On January 1, 2015, the Company adopted ASU 2014-01 and elected to apply the proportionate amortization method to its low income housing tax credit investments. Following adoption, the Company recognizes amortization of its tax credit investments as a component of income taxes. The Company previously recognized amortization as a component of noninterest expense. Prior periods presented in the Company’s consolidated financial statements have been adjusted to reflect retrospective adoption of ASU 2014-01 as follows:

	Consolidated Balance Sheet
	As of December 31, 2014
(in thousands)	As Reported	As Adjusted
		(Unaudited)
Assets
Deferred tax asset	$230,376	$233,811
Affordable housing investments	203,010	186,423
Other assets	537,826	537,847
Shareholders’ equity
Retained earnings	2,084,361	2,071,230

Note 1. Summary of Significant Accounting Policies (Continued)

	Consolidated Income Statement
	For the three months ended
	March 31, 2014
(in thousands, except per share amounts)	As Reported	As Adjusted
	(Unaudited)
Noninterest expense
Other operating	$12,846	$8,805

Income taxes	26,288	31,010
Net income	55,210	54,529

Net income per common share, basic	$0.91	$0.90
Net income per common share, diluted	$0.90	$0.89

	Consolidated Statement of Cash Flows
	For the three months ended
	March 31, 2014
(in thousands)	As Reported	As Adjusted
	(Unaudited)
Cash Flows From Operating Activities
Net income .	$55,210	$54,529
Adjustments to net income:
Deferred income tax benefit .	(2,679)	(3,237)
Other, net	3,720	4,948
Net change in:
Other assets and other liabilities, net	(88,574)	(88,563)

•            In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”). ASU 2014-04 requires entities to reclassify consumer mortgage loans collateralized by residential real estate to OREO when either (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the property to the creditor to satisfy the loan by completing a deed in lieu of foreclosure or similar agreement. The Company adopted ASU 2014-04 effective January 1, 2015 on a prospective basis. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•                  In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted ASU 2014-08 effective January 1, 2015 on a prospective basis. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

•                  In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other repurchase agreements. Going forward, these transactions will all be accounted for as secured borrowings. Under the new guidance, parties to a repurchase financing transaction will be required to separately account for the initial transfer of the financial asset and the related repurchase agreement. The initial transfer of the financial asset would be accounted for as a sale by the transferor only if all criteria for derecognition have been met. ASU 2014-11 requires new or expanded disclosures for repurchase agreements and similar transactions accounted for as secured borrowings. The Company adopted ASU 2014-11 effective January 1, 2015. Adoption of the new guidance did not have a significant impact on the Company’s consolidated financial statements.

Note 1. Summary of Significant Accounting Policies (Continued)

The following is a summary of recently issued accounting pronouncements:

•                  In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which significantly changes the consolidation analysis required under U.S. GAAP. The new consolidation guidance maintains two models: one for assessing most corporate entities based on the notion that majority voting rights indicate control (the voting model) and another for assessing entities that may be controlled through other means, such as management contracts or subordinated financial support (the variable interest model). Under the new guidance, limited partnerships will be VIEs, unless the limited partners have either substantive kick-out or participating rights. The ASU also changes the effect that fees paid to a decision maker or service provider have on the consolidation analysis. For entities other than limited partnerships, the ASU clarifies how to determine whether the equity holders (as a group) have power over the entity. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is allowed for all entities, but the guidance must be applied as of the beginning of the annual period containing the adoption date. Entities have the option of using either a full or modified retrospective approach for adoption. The Company is assessing the impact of the new guidance on its consolidated financial statements.

•                  In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The amendments in this ASU are to be applied on a retrospective basis. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of March 31, 2015	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$115,907	$115,907	$—	$—
Federal agency - Debt	1,220,220	—	1,220,220	—
Federal agency - MBS	101,515	—	101,515	—
CMOs - Federal agency	3,204,886	—	3,204,886	—
CMOs - Non-agency	22,811	—	22,811	—
State and municipal	427,458	—	423,905	3,553
Other debt securities	116,441	—	116,441	—
Equity securities and mutual funds	1,150	1,150	—	—
Trading securities	102,546	98,014	4,532	—
Derivative assets (1)	76,695	15,117	60,406	1,172
Contingent consideration asset (1)	2,930	—	—	2,930
Total assets at fair value	$5,392,559	$230,188	$5,154,716	$7,655

Liabilities
Derivative liabilities	$76,938	$15,660	$61,278	$—
Contingent consideration liability	35,401	—	—	35,401
FDIC clawback liability	15,963	—	—	15,963
Other liabilities	904	—	904	—
Total liabilities at fair value (2)	$129,206	$15,660	$62,182	$51,364

Redeemable noncontrolling interest	$37,326	$—	$—	$37,326

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$6,506	$—	$—	$6,506
Private equity and alternative investments	1,078	—	—	1,078
Total assets at fair value	$7,584	$—	$—	$7,584

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Includes covered OREO.

Note 2. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of December 31, 2014	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$116,926	$116,926	$—	$—
Federal agency - Debt	1,398,581	—	1,398,581	—
Federal agency - MBS	104,526	—	104,526	—
CMOs - Federal agency	3,580,590	—	3,580,590	—
CMOs - Non-agency	24,014	—	24,014	—
State and municipal	479,031	—	475,484	3,547
Other debt securities	176,169	—	176,169	—
Equity securities and mutual funds	3,146	3,146	—	—
Trading securities	173,188	171,778	1,410	—
Derivative assets (1)	51,586	6,106	44,598	882
Contingent consideration asset (1)	2,930	—	—	2,930
Total assets at fair value	$6,110,687	$297,956	$5,805,372	$7,359

Liabilities
Derivative liabilities	$51,309	$6,623	$44,686	$—
Contingent consideration liability	34,983	—	—	34,983
FDIC clawback liability	15,106	—	—	15,106
Other liabilities	946	—	946	—
Total liabilities at fair value (2)	$102,344	$6,623	$45,632	$50,089

Redeemable noncontrolling interest	$39,978	$—	$—	$39,978

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$5,644	$—	$—	$5,644
Total assets at fair value	$5,644	$—	$—	$5,644

(1) Reported in Other assets in the consolidated balance sheets.

(2) Reported in Other liabilities in the consolidated balance sheets.

(3) Includes covered OREO.

At March 31, 2015, $5.39 billion, or approximately 16 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.11 billion, or 19 percent, at December 31, 2014. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At March 31, 2015, $129.2 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $102.3 million at December 31, 2014. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the three months ended March 31, 2015. At March 31, 2015, $7.6 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $5.6 million at December 31, 2014. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 and 2014.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the three months ended March 31, 2015
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Asset	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,547	$882	$2,930	$(34,983)	$(15,106)
Total realized/unrealized gains (losses):
Included in earnings	—	(8)	—	—	(857)
Included in other comprehensive income	6	—	—	—	—
Additions	—	298	—	—	—
Other (1)	—	—	—	(418)	—
Balance, end of period	$3,553	$1,172	$2,930	$(35,401)	$(15,963)

	For the three months ended March 31, 2014
(in thousands)	Securities Available-for- Sale	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	—	(964)
Included in other comprehensive income	(17)	—	—
Settlements	—	16,250	—
Other (1)	—	(411)	—
Balance, end of period	$3,616	$(34,061)	$(12,931)

(1)                                 Other rollforward activity consists of accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the three months ended March 31, 2015 and 2014.

Level 3 assets measured at fair value on a recurring basis include municipal auction rate securities that are classified in securities available-for-sale, a contingent consideration asset and equity warrants classified as derivative assets. Municipal auction rate securities were valued using an average yield on California variable rate notes that were comparable in credit rating and maturity to the securities held, plus a liquidity premium. The contingent consideration asset represents the fair value of future payments to be received on the sale of the Company’s retirement services recordkeeping business. The fair value of contingent consideration was determined by discounting the expected future cash flows using a bond rate for an investment grade finance company. Equity warrants in private companies obtained in association with certain loan transactions are measured at fair value on a recurring basis using the Black-Scholes option pricing model. Key inputs to the valuation model include current share estimated fair value, strike price, volatility, expected life, risk-free interest rate, and market and liquidity discounts. Several of the inputs to the valuation model incorporate assumptions by management that are not observable in the market; consequently, the valuation of warrants is classified in Level 3 of the fair value hierarchy. Refer to Note 11, Derivative Instruments, for additional discussion of equity warrants.

Note 2. Fair Value Measurements (Continued)

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. In 2014, the Company made total contingent consideration payments to Rochdale’s former shareholders of approximately $17.4 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $30 million to $53 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, and (2) loan performance assumptions such as prepayments and losses.

There were no transfers into or out of Level 3 assets or liabilities measured on a recurring basis during the three months ended March 31, 2015 and 2014.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at March 31, 2015	Valuation Method	Unobservable Inputs
Other real estate owned	$6,506	Third-party appraisal

- Fair values are primarily based on unadjusted appraised values.

- A limited number of properties were valued using comparable sales values or income approaches, resulting in discounts to appraised values ranging from 34% to 50%.

Private equity and alternative investments	$1,078	Cost recovery

- Fair values are based on management’s assumptions regarding recoverability of an investment based on fund operating results, investment performance, nature of the investment, market conditions, exit strategies and other relevant factors.
- Fair values reflect discounts to investment carrying amounts ranging from 25% to 31%.

Note 2. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Collateral dependent impaired loans:
Commercial real estate mortgages	$—	$(5)
Other real estate owned (1)	(1,637)	61
Private equity and alternative investments	(400)	—
Total net (losses) gains recognized	$(2,037)	$56

(1)         Net losses and gains on OREO include amounts related to covered OREO, a significant portion of which is reimbursable by or payable to the FDIC.

Fair Value of Financial Instruments

A financial instrument is broadly defined as cash, evidence of an ownership interest in another entity, or a contract that imposes a contractual obligation on one entity and conveys a corresponding right to a second entity to require delivery or exchange of financial assets or liabilities. Refer to Note 1, Summary of Significant Accounting Policies, in the Company’s 2014 Form 10-K for additional information on fair value measurements.

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

	March 31, 2015
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$433.7	$433.7	$433.7	$—	$—
Due from banks - interest-bearing	334.0	334.0	334.0	—	—
Securities purchased under resale agreements	200.0	202.1	—	202.1	—
Securities held-to-maturity	3,413.8	3,510.6	—	3,510.6	—
Loans and leases, net of allowance	20,601.5	21,153.4	—	—	21,153.4
Covered loans, net of allowance	470.5	518.5	—	—	518.5
FDIC indemnification asset	43.3	34.6	—	—	34.6
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$28,517.1	$28,518.3	$—	$27,849.0	$669.3
Short-term borrowings	4.4	4.4	—	—	4.4
Long-term debt	634.4	712.8	—	617.6	95.2

	December 31, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$336.5	$336.5	$336.5	$—	$—
Due from banks - interest-bearing	120.0	120.0	120.0	—	—
Securities purchased under resale agreements	200.0	201.1	—	201.1	—
Securities held-to-maturity	3,427.0	3,484.6	—	3,484.6	—
Loans and leases, net of allowance	20,027.1	20,576.9	—	—	20,576.9
Covered loans, net of allowance	502.4	549.1	—	—	549.1
FDIC indemnification asset	50.5	40.2	—	—	40.2
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$28,108.1	$28,109.6	$—	$27,435.1	$674.5
Short-term borrowings	322.9	322.9	320.0	—	2.9
Long-term debt	638.6	704.3	—	605.3	99.0

Following is a description of the methods and assumptions used in estimating the fair values of these financial instruments:

Cash and due from banks and Due from banks—interest-bearing — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Loans and leases — Loans and leases, excluding covered loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the previous tables. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company’s assumptions for current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Company’s loan pricing model for like-quality credits. The discount rates used in the model represent the rates the Company would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

Covered loans — The fair value of covered loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company’s assumptions about market funding cost and liquidity premium. The future loan cash flows are estimated using the Company’s assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

FDIC indemnification asset — The fair value of the FDIC indemnification asset is estimated by discounting expected cash flows with appropriate market discount rates.

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

Deposits — The fair value of demand and interest checking deposits, savings deposits, and certain money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit (“CD”) is determined by discounting expected future cash flows using the rates offered by the Company for deposits of similar type and remaining maturity at the measurement date. This value is compared to the termination value of each CD given the Company’s standard early withdrawal penalties. The fair value reported is the higher of the discounted present value of each CD and the termination value after the recovery of prepayment penalties. The Company reviews pricing for its CD products weekly. This review gives consideration to market pricing for products of similar type and maturity offered by other financial institutions.

Short-term borrowings — The fair value of nonrecourse debt is determined by discounting expected cash flows with appropriate market discount rates. The carrying amount of the remaining short-term borrowings is a reasonable estimate of fair value.

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

Note 3. Securities

At March 31, 2015, the Company had total securities of $8.73 billion, comprised of securities available-for-sale at fair value of $5.21 billion, securities held-to-maturity at amortized cost of $3.41 billion and trading securities at fair value of $102.5 million. At December 31, 2014, the Company had total securities of $9.48 billion, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at March 31, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2015
Securities available-for-sale:
U.S. Treasury	$115,893	$29	$(15)	$115,907
Federal agency - Debt	1,219,481	1,168	(429)	1,220,220
Federal agency - MBS	99,891	2,498	(874)	101,515
CMOs - Federal agency	3,204,823	22,016	(21,953)	3,204,886
CMOs - Non-agency	23,147	24	(360)	22,811
State and municipal	421,419	6,257	(218)	427,458
Other debt securities	115,006	1,438	(3)	116,441
Total debt securities	5,199,660	33,430	(23,852)	5,209,238
Equity securities and mutual funds	1,341	219	(410)	1,150
Total securities available-for-sale	$5,201,001	$33,649	$(24,262)	$5,210,388

Securities held-to-maturity (1):
Federal agency - Debt	$286,581	$9,923	$(72)	$296,432
Federal agency - MBS	556,931	20,346	(567)	576,710
CMOs - Federal agency	1,766,325	48,270	(2,749)	1,811,846
State and municipal	717,937	23,084	(1,810)	739,211
Other debt securities	86,032	322	—	86,354
Total securities held-to-maturity	$3,413,806	$101,945	$(5,198)	$3,510,553

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$116,919	$17	$(10)	$116,926
Federal agency - Debt	1,401,303	558	(3,280)	1,398,581
Federal agency - MBS	102,939	2,601	(1,014)	104,526
CMOs - Federal agency	3,599,831	19,628	(38,869)	3,580,590
CMOs - Non-agency	24,385	40	(411)	24,014
State and municipal	473,272	6,139	(380)	479,031
Other debt securities	174,352	1,817	—	176,169
Total debt securities	5,893,001	30,800	(43,964)	5,879,837
Equity securities and mutual funds	1,508	1,988	(350)	3,146
Total securities available-for-sale	$5,894,509	$32,788	$(44,314)	$5,882,983

Securities held-to-maturity (1):
Federal agency - Debt	$292,932	$6,430	$(255)	$299,107
Federal agency - MBS	553,589	13,427	(2,275)	564,741
CMOs - Federal agency	1,811,574	29,998	(10,292)	1,831,280
State and municipal	682,705	22,732	(1,997)	703,440
Other debt securities	86,231	72	(224)	86,079
Total securities held-to-maturity	$3,427,031	$72,659	$(15,043)	$3,484,647

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $398.2 million for the three months ended March 31, 2015, compared with $377.1 million for the three months ended March 31, 2014. There were no sales of securities held-to-maturity during the three months ended March 31, 2015 and 2014. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended
	March 31,
(in thousands)	2015	2014
Gross realized gains	$3,392	$2,602
Gross realized losses	(16)	(480)
Net realized gains	$3,376	$2,122

Interest income on securities for the three months ended March 31, 2015 and 2014 is comprised of: (i) taxable interest income of $35.0 million and $36.0 million, respectively, (ii) nontaxable interest income of $7.0 million and $5.5 million, respectively, and (iii) dividend income of $11 thousand and $9 thousand, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$98,400	$17,507	$—	$—	$115,907
Federal agency - Debt	597,445	622,775	—	—	1,220,220
Federal agency - MBS	—	83,971	17,544	—	101,515
CMOs - Federal agency	157,341	3,047,545	—	—	3,204,886
CMOs - Non-agency	1,381	21,430	—	—	22,811
State and municipal	171,999	252,104	—	3,355	427,458
Other	57,142	59,299	—	—	116,441
Total debt securities available-for-sale	$1,083,708	$4,104,631	$17,544	$3,355	$5,209,238

Amortized cost	$1,081,124	$4,097,536	$17,600	$3,400	$5,199,660

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$132,829	$153,752	$286,581
Federal agency - MBS	—	49,153	503,264	4,514	556,931
CMOs - Federal agency	—	867,361	898,964	—	1,766,325
State and municipal	—	177,608	454,244	86,085	717,937
Other	—	86,032	—	—	86,032
Total debt securities held-to-maturity at amortized cost	$—	$1,180,154	$1,989,301	$244,351	$3,413,806

Note 3. Securities (Continued)

Impairment Assessment

The Company performs a quarterly assessment of debt and equity securities in its investment portfolio to determine whether a decline in fair value below amortized cost is other-than-temporary. Amortized cost includes adjustments made to the cost of an investment for amortization, accretion, collection of cash and previous other-than-temporary impairment recognized in earnings. The Company’s impairment assessment of debt securities takes the following factors into consideration: the length of time and the extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer, including events specific to the issuer or industry; defaults or deferrals of scheduled interest and principal payments; external credit ratings; and whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. For equity securities, the evaluation of whether an impairment is other-than-temporary is based on whether and when an equity security will recover in value and whether the Company has the intent and ability to hold the equity security until the anticipated recovery in value occurs. If a decline in fair value is determined to be other-than-temporary, the cost basis of the individual security is written down to fair value which then becomes the security’s new cost basis. The new cost basis is not adjusted for subsequent recoveries in fair value.

Other-than-temporary impairment losses on equity securities are recognized in earnings. For debt securities, if the Company intends to sell an impaired security or it is more likely than not it will be required to sell a security prior to recovery of its amortized cost, an impairment loss is recognized in earnings for the entire difference between the amortized cost and fair value of the security on the measurement date. If the Company does not intend to sell the security or it is not more likely than not it will be required to sell the security prior to recovery of its amortized cost, the credit loss component of impairment is recognized in earnings. A credit loss is the difference between the amortized cost of the security and the present value of cash flows expected to be collected, discounted at the security’s effective interest rate at the date of acquisition. Impairment associated with factors other than credit, such as market liquidity, is recognized in other comprehensive income, net of tax.

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million for the three months ended March 31, 2015. There were no impairment losses recognized in earnings for the three months ended March 31, 2014. The Company recognized an after-tax amount of $0.1 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities classified as available-for-sale at March 31, 2015. There was no non-credit related other-than-temporary impairment recognized in AOCI on securities available-for-sale at March 31, 2014. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three months ended March 31, 2015 and 2014.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three months ended March 31, 2015 and 2014. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended
	March 31,
(in thousands)	2015	2014
Balance, beginning of period	$2,470	$4,549
Subsequent credit-related impairment	65	—
Balance, end of period	$2,535	$4,549

Note 3. Securities (Continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
March 31, 2015
Securities available-for-sale:
U.S. Treasury	$66,688	$15	$—	$—	$66,688	$15
Federal agency - Debt	466,094	429	—	—	466,094	429
Federal agency - MBS	—	—	56,741	874	56,741	874
CMOs - Federal agency	549,307	1,652	1,195,370	20,301	1,744,677	21,953
CMOs - Non-agency	1,928	16	12,331	344	14,259	360
State and municipal	107,251	171	3,553	47	110,804	218
Other debt securities	12,609	3	—	—	12,609	3
Total debt securities	1,203,877	2,286	1,267,995	21,566	2,471,872	23,852
Equity securities and mutual funds	477	410	—	—	477	410
Total securities available-for-sale	$1,204,354	$2,696	$1,267,995	$21,566	$2,472,349	$24,262

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$5,950	$72	$5,950	$72
Federal agency - MBS	34,532	81	40,762	486	75,294	567
CMOs - Federal agency	180,042	937	180,742	1,812	360,784	2,749
State and municipal	83,998	733	33,863	1,077	117,861	1,810
Total securities held-to-maturity	$298,572	$1,751	$261,317	$3,447	$559,889	$5,198

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$15,814	$10	$—	$—	$15,814	$10
Federal agency - Debt	1,008,234	2,622	135,868	658	1,144,102	3,280
Federal agency - MBS	35	—	57,970	1,014	58,005	1,014
CMOs - Federal agency	871,026	3,417	1,261,695	35,452	2,132,721	38,869
CMOs - Non-agency	1,949	15	12,720	396	14,669	411
State and municipal	130,208	314	4,183	66	134,391	380
Total debt securities	2,027,266	6,378	1,472,436	37,586	3,499,702	43,964
Equity securities and mutual funds	538	350	—	—	538	350
Total securities available-for-sale	$2,027,804	$6,728	$1,472,436	$37,586	$3,500,240	$44,314

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$26,316	$255	$26,316	$255
Federal agency - MBS	4,800	21	114,856	2,254	119,656	2,275
CMOs - Federal agency	202,014	2,247	588,019	8,045	790,033	10,292
State and municipal	14,851	76	95,647	1,921	110,498	1,997
Other debt securities	61,813	224	—	—	61,813	224
Total securities held-to-maturity	$283,478	$2,568	$824,838	$12,475	$1,108,316	$15,043

At March 31, 2015, the Company had securities available-for-sale with a fair value of $2.47 billion and securities held-to-maturity with a fair value of $559.9 million in an unrealized loss position. The debt securities in an unrealized loss position totaled 316 and included 2 U.S. Treasury notes, 12 federal agency debt securities, 17 federal agency MBS, 101 federal agency CMOs, 3 non-agency CMOs, 180 state and municipal securities and 1 other debt securities. At March 31, 2015, the Company had one equity security in an unrealized loss position.

Note 3. Securities (Continued)

At December 31, 2014, the Company had securities available-for-sale with a fair value of $3.50 billion and securities held-to-maturity with a fair value of $1.11 billion in an unrealized loss position. The debt securities in an unrealized loss position totaled 436 and included 2 U.S. Treasury notes, 37 federal agency debt securities, 23 federal agency MBS, 141 federal agency CMOs, 3 non-agency CMOs, 225 state and municipal securities and 5 other debt securities. At December 31, 2014, the Company had one equity security in an unrealized loss position.

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $58.4 million at March 31, 2015 and December 31, 2014. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $29.2 million at March 31, 2015 and December 31, 2014. A summary of investments by fund type is provided below:

(in thousands)	March 31,	December 31,
Fund Type	2015	2014
Private equity and venture capital	$18,095	$18,605
Real estate	7,320	7,081
Hedge	1,168	1,668
Other (1)	2,605	1,858
Total	$29,188	$29,212

(1) Includes direct investments in a limited number of start-up companies.

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized $0.4 million in impairment losses on its investments during the three months ended March 31, 2015. The Company recognized no impairment losses on its investments during the three months ended March 31, 2014.

The table below provides information as of March 31, 2015 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital	$328	$179	None (1)	N/A
Other investments	750	—	None	N/A
Total	$1,078	$179

(1)         Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	March 31,	December 31,
(in thousands)	2015	2014
Commercial	$9,455,621	$9,360,976
Commercial real estate mortgages	3,737,137	3,539,703
Residential mortgages	5,299,947	5,106,803
Real estate construction	794,274	710,224
Home equity loans and lines of credit	791,731	785,796
Installment	186,076	184,613
Lease financing	645,569	649,091
Loans and leases, excluding covered loans	20,910,355	20,337,206
Less: Allowance for loan and lease losses	(308,858)	(310,149)
Loans and leases, excluding covered loans, net	20,601,497	20,027,057

Covered loans	480,236	510,979
Less: Allowance for loan losses	(9,752)	(8,608)
Covered loans, net	470,484	502,371

Total loans and leases	$21,390,591	$20,848,185
Total loans and leases, net	$21,071,981	$20,529,428

The loan amounts above include unamortized fees, net of deferred costs, of $0.1 million as of March 31, 2015 and deferred costs, net of unamortized fees, of $0.2 million as of December 31, 2014.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, at March 31, 2015, California represented 73 percent of total loans outstanding and New York represented 9 percent. The remaining 18 percent of total loans outstanding represented other states and countries. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area and New York.

Within the Company’s covered loan portfolio at March 31, 2015, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (6 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 38 percent of total covered loans outstanding represented other states.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $480.2 million at March 31, 2015 and $511.0 million at December 31, 2014. Covered loans, net of allowance for loan losses, were $470.5 million at March 31, 2015 and $502.4 million at December 31, 2014.

The following is a summary of the major categories of covered loans:

	March 31,	December 31,
(in thousands)	2015	2014
Commercial	$2,153	$1,969
Commercial real estate mortgages	453,647	481,689
Residential mortgages	3,715	4,455
Real estate construction	16,813	18,790
Home equity loans and lines of credit	3,655	3,820
Installment	253	256
Covered loans	480,236	510,979
Less: Allowance for loan losses	(9,752)	(8,608)
Covered loans, net	$470,484	$502,371

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Carrying value of covered loans as of:
March 31, 2015	$429,570	$22,787	$8,497	$19,382	$480,236
December 31, 2014	456,177	23,895	9,353	21,554	510,979

As of March 31, 2015:
FDIC indemnification asset	$38,935	$1,596	$276	$2,449	$43,256
FDIC clawback liability	—	13,159	2,599	205	15,963

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

(1)         The Company is subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the termination dates of the commercial loss-sharing agreements occur.

The Company evaluated the acquired loans from its FDIC-assisted acquisitions and concluded that all loans, with the exception of a small population of acquired loans, would be accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. Interest income is recognized on all acquired impaired loans through accretion of the difference between the carrying amount of the loans and their expected cash flows.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$168,469	$219,018
Accretion	(9,876)	(12,528)
Reclassifications from nonaccretable difference	4,816	4,305
Disposals and other	(8,853)	(8,704)
Balance, end of period	$154,556	$202,091

The factors that most significantly affect estimates of cash flows expected to be collected, and accordingly the accretable yield balance, include: (i) changes in credit assumptions, including both credit loss amounts and timing; (ii) changes in prepayment assumptions; and (iii) changes in interest rates for variable-rate loans. Reclassifications between accretable yield and nonaccretable difference may vary from period to period as the Company periodically updates its cash flow projections. The reclassification of nonaccretable difference to accretable yield during 2015 was principally driven by positive changes in cash flows, resulting mainly from changes in credit assumptions.

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $43.3 million at March 31, 2015 and $50.5 million at December 31, 2014.

Credit Quality on Loans and Leases, Excluding Covered Loans

Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology. The provision for credit losses reflects management’s judgment of the adequacy of the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments. It is determined through quarterly analytical reviews of the loan and commitment portfolios and consideration of such other factors as the Company’s loan and lease loss experience, trends in problem loans, concentrations of credit risk, underlying collateral values, and current economic conditions, as well as the results of the Company’s ongoing credit review process. As conditions change, the Company’s level of provisioning and the allowance for loan and lease losses and reserve for off-balance sheet credit commitments may change.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

For commercial, non-homogenous loans that are not impaired, the Company derives loss factors for each risk grade and loan type via a process that begins with estimates of probable losses inherent in the portfolio based upon various statistical analyses. The factors considered in the analysis include loan type, migration analysis, in which historical delinquency and credit loss experience is applied to the portfolio, as well as analyses that reflect current trends and conditions. Each portfolio of smaller balance homogeneous loans, including residential first mortgages, installment, revolving credit and most other consumer loans, is collectively evaluated for loss potential. The quantitative portion of the allowance for loan and lease losses is adjusted for qualitative factors to account for model imprecision and to incorporate the range of probable outcomes inherent in the estimates used for the allowance. The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the quantitative model. The methodology to determine the qualitative reserves includes segmenting the Company’s portfolio into three loan categories: commercial real estate secured, commercial and consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank specific criteria, such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company’s assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three months ended March 31, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended March 31, 2015

Allowance for loan and lease losses:
Beginning balance	$115,855	$44,745	$10,296	$9,115	$6,609	$2,228	$121,301	$310,149
Charge-offs	(2,825)	—	—	—	—	(277)	—	(3,102)
Recoveries	1,116	1,160	39	87	38	220	—	2,660
Net (charge-offs) recoveries	(1,709)	1,160	39	87	38	(57)	—	(442)
(Reversal of) provision for credit losses	6,520	1,112	(368)	1,032	(286)	(18)	(7,992)	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(849)	(849)
Ending balance	$120,666	$47,017	$9,967	$10,234	$6,361	$2,153	$112,460	$308,858

Ending balance of allowance:
Individually evaluated for impairment	$471	$273	$40	$—	$—	$—	$—	$784
Collectively evaluated for impairment	120,195	46,744	9,927	10,234	6,361	2,153	112,460	308,074

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$10,101,190	$3,737,137	$5,299,947	$794,274	$791,731	$186,076	$—	$20,910,355
Individually evaluated for impairment	7,600	22,879	11,655	8,979	935	—	—	52,048
Collectively evaluated for impairment	10,093,590	3,714,258	5,288,292	785,295	790,796	186,076	—	20,858,307

Three months ended March 31, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(1,959)	(5)	(482)	—	(16)	(46)	—	(2,508)
Recoveries	1,732	100	35	4,388	159	264	—	6,678
Net (charge-offs) recoveries	(227)	95	(447)	4,388	143	218	—	4,170
(Reversal of) provision for credit losses	4,698	588	502	(4,271)	(401)	(236)	(880)	—
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(964)	(964)
Ending balance	$121,574	$51,361	$11,595	$6,468	$6,419	$1,824	$106,549	$305,790

Ending balance of allowance:
Individually evaluated for impairment	$2,557	$300	$—	$—	$—	$—	$—	$2,857
Collectively evaluated for impairment	119,017	51,061	11,595	6,468	6,419	1,824	106,549	302,933

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,557,041	$3,280,868	$4,682,055	$389,188	$691,338	$150,895	$—	$17,751,385
Individually evaluated for impairment	28,683	41,924	7,904	18,788	3,447	—	—	100,746
Collectively evaluated for impairment	8,528,358	3,238,944	4,674,151	370,400	687,891	150,895	—	17,650,639

(1) Includes lease financing loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$27,811	$33,944
Transfers from allowance for loan and lease losses	849	964
Balance, end of period	$28,660	$34,908

The reserve for off-balance sheet credit commitments increased $0.8 million during the three months ended March 31, 2015. The increase was due to normal fluctuations in the amount of reserves required due to changes in the composition, amount and quality of risk ratings of borrowers associated with the off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Information on impaired loans, excluding covered loans, at March 31, 2015, December 31, 2014 and March 31, 2014 is provided in the following tables:

		Unpaid		For the three months ended March 31, 2015
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2015
With no related allowance recorded:
Commercial	$1,449	$1,637	$—	$5,172	$5
Commercial real estate mortgages	17,838	18,762	—	18,848	208
Residential mortgages:
Fixed	7,720	7,980	—	7,738	10
Variable	—	—	—	112	—
Total residential mortgages	7,720	7,980	—	7,850	10
Real estate construction:
Land	8,979	11,119	—	7,794	62
Total real estate construction	8,979	11,119	—	7,794	62
Home equity loans and lines of credit	935	2,043	—	1,602	—
Total with no related allowance	$36,921	$41,541	$—	$41,266	$285

With an allowance recorded:
Commercial	$6,151	$11,425	$471	$6,310	$17
Commercial real estate mortgages	5,041	5,375	273	5,113	71
Residential mortgages:
Variable	3,935	3,926	40	3,946	26
Total residential mortgages	3,935	3,926	40	3,946	26
Total with an allowance	$15,127	$20,726	$784	$15,369	$114
Total impaired loans by type:
Commercial	$7,600	$13,062	$471	$11,482	$22
Commercial real estate mortgages	22,879	24,137	273	23,961	279
Residential mortgages	11,655	11,906	40	11,796	36
Real estate construction	8,979	11,119	—	7,794	62
Home equity loans and lines of credit	935	2,043	—	1,602	—
Total impaired loans	$52,048	$62,267	$784	$56,635	$399

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$8,894	$9,182	$—
Commercial real estate mortgages	19,858	22,416	—
Residential mortgages:
Fixed	7,756	7,994	—
Variable	224	262	—
Total residential mortgages	7,980	8,256	—
Real estate construction:
Land	6,609	8,758	—
Total real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total with no related allowance	$45,611	$51,987	$—

With an allowance recorded:
Commercial	$6,470	$8,878	$399
Commercial real estate mortgages	5,184	5,526	281
Residential mortgages:
Variable	3,957	3,948	48
Total residential mortgages	3,957	3,948	48
Total with an allowance	$15,611	$18,352	$728

Total impaired loans by type:
Commercial	$15,364	$18,060	$399
Commercial real estate mortgages	25,042	27,942	281
Residential mortgages	11,937	12,204	48
Real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total impaired loans	$61,222	$70,339	$728

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended March 31, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

March 31, 2014
With no related allowance recorded:
Commercial	$11,257	$11,920	$—	$14,489	$137
Commercial real estate mortgages	36,562	39,660	—	34,666	438
Residential mortgages:
Fixed	4,888	5,051	—	3,512	10
Variable	3,016	3,618	—	4,209	14
Total residential mortgages	7,904	8,669	—	7,721	24
Real estate construction:
Construction	5,484	6,766	—	5,484	55
Land	13,304	26,800	—	13,458	34
Total real estate construction	18,788	33,566	—	18,942	89
Home equity loans and lines of credit	3,447	4,505	—	2,888	—
Installment:
Consumer	—	—	—	8	—
Total installment	—	—	—	8	—
Total with no related allowance	$77,958	$98,320	$—	$78,714	$688

With an allowance recorded:
Commercial	$17,426	$19,663	$2,557	$15,781	$—
Commercial real estate mortgages	5,362	5,734	300	5,373	44
Residential mortgages:
Variable	—	—	—	837	—
Total residential mortgages	—	—	—	837	—
Total with an allowance	$22,788	$25,397	$2,857	$21,991	$44

Total impaired loans by type:
Commercial	$28,683	$31,583	$2,557	$30,270	$137
Commercial real estate mortgages	41,924	45,394	300	40,039	482
Residential mortgages	7,904	8,669	—	8,558	24
Real estate construction	18,788	33,566	—	18,942	89
Home equity loans and lines of credit	3,447	4,505	—	2,888	—
Installment	—	—	—	8	—
Total impaired loans	$100,746	$123,717	$2,857	$100,705	$732

Impaired loans at March 31, 2015 and December 31, 2014 included $28.9 million and $30.6 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended March 31, 2015 and 2014:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended March 31, 2015
Home equity loans and lines of credit	1	$87	$85	$—
Total troubled debt restructured loans	1	$87	$85	$—

Three months ended March 31, 2014
Commercial	2	$4,098	$4,071	$—
Residential mortgages:
Variable	1	676	676	—
Total troubled debt restructured loans	3	$4,774	$4,747	$—

(1)   Financial effects are comprised of charge-offs and specific reserves recognized on troubled debt restructured (“TDR”) loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $0.1 million and $4.8 million were modified in troubled debt restructurings during the three months ended March 31, 2015 and 2014, respectively.

The unpaid principal balance of TDR loans was $30.0 million, before specific reserves of $0.8 million, at March 31, 2015 and $34.3 million, before specific reserves of $0.7 million, at December 31, 2014. The net decrease in TDR loans from December 31, 2014 was primarily attributable to a $2.6 million charge-off on an existing TDR loan and payoffs and payments received on existing TDR loans totaling $1.8 million. These decreases were partially offset by additions totaling $0.1 million. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

The following table provides a summary of TDR loans that subsequently defaulted during the three months ended March 31, 2015 that had been modified as a troubled debt restructuring during the 12 months prior to their default. A TDR loan is considered to be in default when payments are 90 days or more past due. The Company had no TDR loans that subsequently defaulted during the three months ended March 31, 2014.

	For three months ended March 31, 2015
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial real estate mortgages	1	$73	$—

All other TDR loans were performing in accordance with their restructured terms at March 31, 2015. As of March 31, 2015, there were no outstanding commitments to lend additional funds on restructured loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at March 31, 2015 and December 31, 2014 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
March 31, 2015
Commercial	$4,130	$5,586	$—	$8,192	$17,908	$9,437,713	$9,455,621
Commercial real estate mortgages	185	—	—	2,901	3,086	3,734,051	3,737,137
Residential mortgages:
Fixed	—	618	379	10,793	11,790	1,466,330	1,478,120
Variable	—	3,985	—	1,339	5,324	3,816,503	3,821,827
Total residential mortgages	—	4,603	379	12,132	17,114	5,282,833	5,299,947
Real estate construction:
Construction	—	—	—	—	—	766,840	766,840
Land	—	—	—	6,598	6,598	20,836	27,434
Total real estate construction	—	—	—	6,598	6,598	787,676	794,274
Home equity loans and lines of credit	—	350	240	3,507	4,097	787,634	791,731
Installment:
Commercial	—	—	—	—	—	249	249
Consumer	206	52	409	39	706	185,121	185,827
Total installment	206	52	409	39	706	185,370	186,076
Lease financing	703	—	—	7	710	644,859	645,569
Total	$5,224	$10,591	$1,028	$33,376	$50,219	$20,860,136	$20,910,355

December 31, 2014
Commercial	$8,462	$325	$148	$15,096	$24,031	$9,336,945	$9,360,976
Commercial real estate mortgages	693	—	—	3,575	4,268	3,535,435	3,539,703
Residential mortgages:
Fixed	—	309	921	10,365	11,595	1,390,357	1,401,952
Variable	—	1,165	—	1,578	2,743	3,702,108	3,704,851
Total residential mortgages	—	1,474	921	11,943	14,338	5,092,465	5,106,803
Real estate construction:
Construction	—	—	—	—	—	686,990	686,990
Land	—	—	—	6,598	6,598	16,636	23,234
Total real estate construction	—	—	—	6,598	6,598	703,626	710,224
Home equity loans and lines of credit	—	39	100	4,864	5,003	780,793	785,796
Installment:
Commercial	—	—	—	—	—	298	298
Consumer	324	113	346	84	867	183,448	184,315
Total installment	324	113	346	84	867	183,746	184,613
Lease financing	321	152	—	7	480	648,611	649,091
Total	$9,800	$2,103	$1,515	$42,167	$55,585	$20,281,621	$20,337,206

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of March 31, 2015 and December 31, 2014. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	March 31, 2015			December 31, 2014
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$9,383,150	$72,471	$9,455,621	$9,304,636	$56,340	$9,360,976
Commercial real estate mortgages	3,697,901	39,236	3,737,137	3,511,229	28,474	3,539,703
Residential mortgages:
Fixed	1,456,060	22,060	1,478,120	1,375,175	26,777	1,401,952
Variable	3,792,414	29,413	3,821,827	3,675,723	29,128	3,704,851
Total residential mortgages	5,248,474	51,473	5,299,947	5,050,898	55,905	5,106,803
Real estate construction:
Construction	763,016	3,824	766,840	679,744	7,246	686,990
Land	18,475	8,959	27,434	16,636	6,598	23,234
Total real estate construction	781,491	12,783	794,274	696,380	13,844	710,224
Home equity loans and lines of credit	763,760	27,971	791,731	754,694	31,102	785,796
Installment:
Commercial	249	—	249	298	—	298
Consumer	185,152	675	185,827	183,190	1,125	184,315
Total installment	185,401	675	186,076	183,488	1,125	184,613
Lease financing	641,343	4,226	645,569	645,049	4,042	649,091
Total	$20,701,520	$208,835	$20,910,355	$20,146,374	$190,832	$20,337,206

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$8,608	$15,922
Provision for losses	497	4,655
Change in allowance due to loan removals	647	(2,138)
Balance, end of period	$9,752	$18,439

The allowance for losses on covered loans was $9.8 million, $8.6 million and $18.4 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company recorded provision expense of $0.5 million and $4.7 million during the three months ended March 31, 2015 and 2014, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of market conditions, the credit quality of outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is adjusted for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of March 31, 2015 and December 31, 2014.

At March 31, 2015, covered loans that were 30 to 89 days delinquent totaled $12.5 million and covered loans that were 90 days or more past due on accrual status totaled $22.1 million. At December 31, 2014, covered loans that were 30 to 89 days delinquent totaled $7.4 million and covered loans that were 90 days or more past due on accrual status totaled $28.3 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	1,085	1,085	—	2,033	2,033
Sales	(4,779)	(631)	(5,410)	(3,186)	(2,504)	(5,690)
Valuation adjustments	—	(1,662)	(1,662)	(13)	(155)	(168)
Balance, end of period	$5,957	$11,552	$17,509	$9,412	$24,855	$34,267

At March 31, 2015, OREO was $17.5 million and included $11.6 million of covered OREO. At December 31, 2014, OREO was $23.5 million and included $12.8 million of covered OREO. The balance of OREO at March 31, 2015 and December 31, 2014 is net of valuation allowances of $4.1 million and $7.4 million, respectively. At March 31, 2015, the Company’s recorded investment in residential mortgage loans, excluding covered loans, for which foreclosure proceedings had been initiated totaled $6.9 million.

Covered OREO expenses and valuation write-downs are recorded in the noninterest expense section of the consolidated statements of income and gains or losses on sale of covered OREO are recognized in the noninterest income section. Under the loss-sharing agreements, 80 percent of eligible covered OREO expenses, valuation write-downs, and losses on sales are reimbursable to the Company from the FDIC, and 80 percent of covered gains on sales are payable to the FDIC. The portion of these expenses and income shared with the FDIC is recorded in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of March 31, 2015 and December 31, 2014 are provided below:

	March 31,	December 31,
(in thousands) (1)	2015	2014
Short-term borrowings
Federal funds purchased	$—	$320,000
Current portion of nonrecourse debt (2)	4,400	2,861
Total short-term borrowings	$4,400	$322,861

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,559	$299,540
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,995	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (3)	5,155	5,155
Nonrecourse debt (2)	94,997	99,139
Other long-term debt (4)	9,719	9,772
Total long-term debt	$634,425	$638,600

(1) The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense.

(2) Nonrecourse debt bears interest at an average rate of 3.88 percent as of March 31, 2015 and has maturity dates ranging from June 2015 to February 2023.

(3) These floating rate securities bear interest of three-month LIBOR plus 1.965 percent which is reset quarterly.  As of
March 31, 2015, the interest rate was approximately 2.23 percent.

(4) Other long-term debt includes a note payable that bears a fixed interest rate of 5.64 percent and is scheduled to mature in
June 2017.

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

Note 8. Shareholders’ Equity

The components of AOCI at March 31, 2015 and December 31, 2014 are as follows:

(in thousands)	March 31, 2015	December 31, 2014
Net unrealized gain (loss) on securities available-for-sale	$5,045	$(7,070)
Foreign currency translation adjustments	(14)	(4)
Total accumulated other comprehensive income (loss)	$5,031	$(7,074)

Note 8. Shareholders’ Equity (Continued)

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains arising during the period	$24,477	$10,260	$14,217	$21,528	$8,975	$12,553
Reclassification adjustment for net gains included in net income (1)	(3,386)	(1,417)	(1,969)	(2,192)	(917)	(1,275)
Non-credit related impairment loss	(228)	(95)	(133)	—	—	—
Total securities available-for-sale	20,863	8,748	12,115	19,336	8,058	11,278
Foreign currency translation adjustments	(10)	—	(10)	—	—	—
Total other comprehensive income	$20,853	$8,748	$12,105	$19,336	$8,058	$11,278

(1) Recognized in Gain on sale of securities in the consolidated statements of income.

The following table summarizes the Company’s share repurchases for the three months ended March 31, 2015. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2015 to January 31, 2015	294	$82.64
February 1, 2015 to February 28, 2015	28,854	89.91
March 1, 2015 to March 31, 2015	3,999	89.88
Total share repurchases	33,147	89.84

Note 9. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted earnings per common share (“EPS”). Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted stock and restricted stock units under a share-based compensation plan that qualify as participating securities.

Note 9. Earnings per Common Share (Continued)

The computation of basic and diluted EPS is presented in the following table:

	For the three months ended March 31,
(in thousands, except per share amounts) (1)	2015	2014
Basic EPS:
Net income attributable to City National Corporation	$61,566	$53,830
Less: Dividends on preferred stock	4,094	4,094
Net income available to common shareholders	$57,472	$49,736
Less: Earnings allocated to participating securities	529	536
Earnings allocated to common shareholders	$56,943	$49,200

Weighted-average common shares outstanding	55,422	54,689

Basic earnings per common share	$1.03	$0.90

Diluted EPS:
Earnings allocated to common shareholders (2)	$56,948	$49,204

Weighted-average common shares outstanding	55,422	54,689
Dilutive effect of equity awards	884	740
Weighted-average diluted common shares outstanding	56,306	55,429

Diluted earnings per common share	$1.01	$0.89

(1) Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, for further discussion.

(2) Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.2 million and 0.4 million average outstanding stock options that were antidilutive for the three months ended March 31, 2015 and 2014, respectively.

Note 10. Share-Based Compensation

On March 31, 2015, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of March 31, 2015. At March 31, 2015, there were approximately 2.4 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company’s share-based compensation plan.

The compensation cost that has been recognized for all share-based awards was $6.2 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.6 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. The Company received $21.3 million and $13.2 million in cash for the exercise of stock options during the three months ended March 31, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $3.4 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.

Note 10. Share-Based Compensation (Continued)

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended March 31,
	2015	2014
Weighted-average volatility	26.66%	27.35%
Dividend yield	1.55%	1.79%
Expected term (in years)	6.06	6.07
Risk-free interest rate	1.78%	1.99%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the three months ended March 31, 2015 and 2014 were $21.80 and $17.94, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $8.2 million and $4.0 million, respectively.

A summary of option activity and related information for the three months ended March 31, 2015 is presented below:

		Weighted		Weighted
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2015	3,971	$57.40
Granted	374	90.46
Exercised	(332)	64.25
Forfeited or expired	(10)	66.36
Outstanding at March 31, 2015	4,003	$59.90	$117,325	5.77
Exercisable at March 31, 2015	2,850	$55.34	$96,155	4.58

(1) Includes in-the-money options only.

A summary of changes in unvested options and related information for the three months ended March 31, 2015 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2015	1,269	$14.80
Granted	374	21.80
Vested	(488)	14.82
Forfeited	(2)	13.17
Unvested at March 31, 2015	1,153	$17.07

The number of options vested during the three months ended March 31, 2015 and 2014 was 487,678 and 517,130, respectively. The total fair value of options vested during the three months ended March 31, 2015 and 2014 was $7.2 million and $7.5 million, respectively. As of March 31, 2015, there was $16.5 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Note 10. Share-Based Compensation (Continued)

A summary of changes in restricted stock and related information for the three months ended March 31, 2015 is presented below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2015	525	$60.60
Granted	99	90.46
Vested	(130)	54.97
Forfeited	(1)	58.22
Unvested at March 31, 2015	493	$68.09

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the three months ended March 31, 2015 and 2014 was $90.46 and $73.63, respectively. The number of restricted shares vested during the three months ended March 31, 2015 and 2014 was 130,406 and 164,938, respectively. The total fair value of restricted stock vested was $7.2 million during the three months ended March 31, 2015 and 2014. As of March 31, 2015, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $19.9 million. That cost is expected to be recognized over a weighted-average period of 3.5 years.

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the three months ended March 31, 2015 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2015	174
Granted	14
Vested	(43)
Forfeited	(1)
Unvested at March 31, 2015	144

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

Note 11. Derivative Instruments (Continued)

The following table summarizes the fair value and balance sheet classification of derivative instruments as of March 31, 2015 and December 31, 2014. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	March 31, 2015			December 31, 2014
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$3,221.1	$59.8	$61.0	$3,094.5	$44.7	$45.2
Interest-rate caps, floors and collars	438.9	0.4	0.4	437.3	0.8	0.8
Total interest-rate contracts	3,660.0	60.2	61.4	3,531.8	45.5	46.0

Option contracts	1.8	0.3	—	1.9	0.4	—

Foreign exchange contracts:
Spot and forward contracts	866.2	15.1	15.7	802.7	6.1	6.6
Options purchased	3.0	0.1	0.1	3.0	0.1	0.1
Options written	3.0	0.2	0.2	3.0	0.2	0.2
Total foreign exchange contracts	872.2	15.4	16.0	808.7	6.4	6.9

Equity warrants	3.2	1.2	—	2.3	0.9	—

Total derivatives not designated as hedging instruments	$4,537.2	$77.1	$77.4	$4,344.7	$53.2	$52.9

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

The Company had no hedging instruments as of March 31, 2015 and December 31, 2014.

Derivatives Not Designated as Hedging Instruments

Derivative contracts not designated as hedges are composed primarily of interest-rate contracts with certain commercial clients that are largely offset by paired trades with unrelated bank counterparties. The Company also enters into foreign exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging the clients’ transaction and economic exposures arising out of commercial transactions. The Company also obtains equity warrants in association with certain lending transactions. Derivative contracts not designated as hedges are carried at fair value each reporting period with changes in fair value recorded as a part of Noninterest income in the consolidated statements of income. The table below provides the amount of gains and losses on these derivative contracts for the three months ended March 31, 2015 and 2014:

(in millions)		For the three months ended
Derivatives Not Designated as	Location in Consolidated	March 31,
Hedging Instruments	Statements of Income	2015	2014

Interest-rate contracts	Other noninterest income	$(0.7)	$(0.5)
Option contracts	Other noninterest income	(0.1)	0.1
Foreign exchange contracts (1)	International services income	7.5	7.2
Total income		$6.7	$6.8

(1)  Includes spread and translation gains (losses) on foreign exchange spot, forward and option contracts.

Note 11. Derivative Instruments (Continued)

In the course of negotiating credit facilities, the Company may obtain rights to acquire stock in the form of equity warrants in primarily private, venture-backed technology companies. The warrants grant the Company an option to purchase a specific number of shares of stock in the underlying company at a specific price within a specific time period. The warrant agreements typically contain a net share settlement provision (cashless exercise) which gives the Company the option to receive at exercise a number of shares equal to the intrinsic value of the warrant divided by the share price. Equity warrants are accounted for as derivatives under ASC Topic 815, Derivatives and Hedging, and are recorded as derivative assets at their estimated fair value on the grant date. The warrant portfolio is reviewed quarterly for changes in fair value. Subsequent changes in the fair value of warrants are recognized in Other noninterest income in the consolidated statements of income. If a warrant is exercised or paid out for cash, the gain is recorded in Other noninterest income in the consolidated statements of income.

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on March 31, 2015 was $23.7 million. The Company delivered collateral in the form of securities valued at $14.5 million and cash totaling $41.4 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at March 31, 2015.

The Company’s interest-rate swaps had no credit risk exposure at March 31, 2015 and December 31, 2014, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at March 31, 2015 and December 31, 2014. The Company delivered collateral valued at $6.6 million on swap agreements that did not have credit-risk-related contingent features at March 31, 2015.

At March 31, 2015 the Company had delivered and received cash collateral on foreign exchange contracts totaling $2.1 million and $1.9 million, respectively.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements and collateral swap agreements. Under reverse repurchase agreements, the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates, and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45, Balance Sheet — Offsetting. Securities swaps totaled $500.0 million at March 31, 2015. At March 31, 2015, the Company had delivered collateral consisting of agency mortgage-backed securities with a fair value of approximately $540.7 million on the repurchase agreement and accepted collateral consisting of corporate and municipal bonds with a fair value of approximately $528.0 million on the reverse repurchase agreement. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

The following table provides information about financial instruments that are eligible for offset at March 31, 2015 and December 31, 2014:

				Gross Amounts
			Net Amount	Not Offset in the
	Gross	Gross	Presented	Balance Sheet
	Amount	Amount	in the	Securities	Cash	Net
(in thousands)	Recognized	Offset	Balance Sheet	Collateral	Collateral	Amount
March 31, 2015
Financial assets:
Reverse repurchase agreements	$700,455	$(500,153)	$200,302	$(200,000)	$—	$302
Derivatives not designated as hedging instruments	15,560	(443)	15,117	—	(1,891)	13,226
Total financial assets	$716,015	$(500,596)	$215,419	$(200,000)	$(1,891)	$13,528

Financial liabilities:
Repurchase agreements	$500,153	$(500,153)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	76,669	(443)	76,226	(21,068)	(41,638)	13,520
Total financial liabilities	$576,822	$(500,596)	$76,226	$(21,068)	$(41,638)	$13,520

December 31, 2014
Financial assets:
Reverse repurchase agreements	$700,149	$(500,041)	$200,108	$(200,000)	$—	$108
Derivatives not designated as hedging instruments	7,669	(1,562)	6,107	—	—	6,107
Total financial assets	$707,818	$(501,603)	$206,215	$(200,000)	$—	$6,215

Financial liabilities:
Repurchase agreements	$500,041	$(500,041)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	51,125	(1,562)	49,563	(14,654)	(28,046)	6,863
Total financial liabilities	$551,166	$(501,603)	$49,563	$(14,654)	$(28,046)	$6,863

Note 13. Income Taxes

The Company recognized income tax expense of $30.6 million and $31.0 million for the three months ended March 31, 2015 and 2014, respectively.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a nominal amount of interest and penalties for the three months ended March 31, 2015 and 2014. The Company had approximately $2.5 million of accrued interest and penalties as of March 31, 2015 and December 31, 2014.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service (“IRS”) for the tax year 2014. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the three-month period ended March 31, 2015.

Prior period income tax expense has been adjusted to reflect the adoption of ASU 2014-01 on January 1, 2015. See Note 1, Summary of Significant Accounting Policies, for further discussion of ASU 2014-01.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under IRS regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $6.0 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income. The Company recorded net earnings of $0.1 million related to the deferred compensation plan for the three months ended March 31, 2015 and a net expense of $0.1 million for the three months ended March 31, 2014.

Note 15. Commitments and Contingencies

In the normal course of business, the Company issues financial guarantees in the form of letters of credit. Standby letters of credit are commitments issued by the Company to guarantee the obligations of its client to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. Exposure to credit loss in the event of nonperformance by the other party to the letters of credit is represented by the contractual notional amount. At March 31, 2015, the Company had $707.7 million outstanding in letters of credit, of which $589.3 million relate to standby letters of credit and $118.4 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

In connection with the liquidation of an investment acquired in a previous bank merger, the Company has an outstanding long-term indemnity. The maximum liability under the indemnity is $23.0 million, but the Company does not expect to make any payments of more than nominal amounts under the terms of this indemnity.

The Company entered into contingent consideration arrangements associated with its acquisition of Rochdale and the sale of its retirement services recordkeeping business. Contingent consideration represents additional purchase price consideration to be transferred from the acquirer to the seller if certain future events or conditions are met. See Note 2, Fair Value Measurements, for additional information about the contingent consideration asset and liability.

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $190.3 million and $186.4 million at March 31, 2015 and December 31, 2014, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $67.8 million at March 31, 2015. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $29.2 million at March 31, 2015 and December 31, 2014, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of March 31, 2015, affiliate noncontrolling owners held equity interests with an estimated fair value of $37.3 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$39,978	$39,768
Net income	553	699
Distributions to redeemable noncontrolling interest	(816)	(347)
Additions and redemptions, net	(2,662)	92
Adjustments to fair value	273	5,429
Balance, end of period	$37,326	$45,641

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

Business segment earnings are the primary measure of the segment’s performance as evaluated by management. Business segment earnings include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as data processing and human resources, are calculated based on estimated activity or usage levels for the fiscal year. Costs associated with intercompany support and services groups, such as Operational Services, are allocated to each business segment based on actual services used. Capital is allocated based on the estimated risk within each business segment. The methodology of allocating capital is based on each business segment’s credit, market, and operational risk profile. If applicable, any provision for credit losses is allocated based on various credit factors, including, but not limited to, credit risk ratings, credit rating fluctuation, charge-offs and recoveries and loan growth. Provision for income taxes is allocated to the segments based on the Company’s effective tax rate.

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

Note 18. Segment Results (Continued)

	For the three months ended March 31, 2015
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$207,826	$807	$7,947	$216,580
Provision for losses on covered loans	497	—	—	497
Noninterest income	51,496	75,089	(15,510)	111,075
Depreciation and amortization	2,715	1,861	11,783	16,359
Noninterest expense	189,882	54,603	(26,402)	218,083
Income before income taxes	66,228	19,432	7,056	92,716
Provision for income taxes	21,987	6,268	2,342	30,597
Net income	44,241	13,164	4,714	62,119
Less: Net income attributable to noncontrolling interest	—	553	—	553
Net income attributable to City National Corporation	$44,241	$12,611	$4,714	$61,566

Selected Average Balances:
Loans and leases, excluding covered loans	$20,348,103	$—	$56,617	$20,404,720
Covered loans	492,438	—	—	492,438
Total assets	20,960,198	745,258	10,554,163	32,259,619
Deposits	27,549,867	87,848	170,668	27,808,383
Goodwill	393,177	242,691	—	635,868
Customer-relationship intangibles, net	1,650	32,534	—	34,184

	For the three months ended March 31, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$189,708	$325	$9,765	$199,798
Provision for losses on covered loans	4,655	—	—	4,655
Noninterest income	47,142	63,566	(9,460)	101,248
Depreciation and amortization	2,821	1,747	4,747	9,315
Noninterest expense	167,695	52,214	(18,372)	201,537
Income before income taxes	61,679	9,930	13,930	85,539
Provision for income taxes	22,544	3,375	5,091	31,010
Net income	39,135	6,555	8,839	54,529
Less: Net income attributable to noncontrolling interest	—	699	—	699
Net income attributable to City National Corporation	$39,135	$5,856	$8,839	$53,830

Selected Average Balances:
Loans and leases, excluding covered loans	$17,283,410	$—	$55,009	$17,338,419
Covered loans	696,163	—	—	696,163
Total assets	18,239,567	657,723	10,516,708	29,413,998
Deposits	25,051,747	87,769	232,082	25,371,598
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	3,134	36,921	—	40,055

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) the possibility that the Merger does not close when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or that we experience difficulties in employee retention as a result of the announcement and pendency of the proposed Merger; or that clients, distributors, suppliers and competitors seek to change their existing business relationships with us as a result of the announcement of the proposed Merger, any of which may have a negative impact on our business or operations; (2) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its clients, including changes in consumer spending, borrowing and savings habits; (3) the impact on financial markets and the economy of the level of U.S. and European debt; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (5) limited economic growth and elevated levels of unemployment; (6) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruption in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s clients, or changes in the performance or creditworthiness of our clients’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our clients’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the Company at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the statements are made, or to update earnings guidance, including the factors that influence earnings.

For a more complete discussion of these risks and uncertainties, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and particularly, Item 1A, titled “Risk Factors.”

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			March 31, 2015 from
	March 31,	December 31,	March 31,	December 31,	March 31,
(in thousands, except per share amounts) (1)	2015	2014	2014	2014	2014
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$327,655	$324,875	$301,046	1%	9%
Net income attributable to City National Corporation	61,566	65,447	53,830	(6)	14
Net income available to common shareholders	57,472	61,353	49,736	(6)	16
Net income per common share, basic	1.03	1.10	0.90	(6)	14
Net income per common share, diluted	1.01	1.09	0.89	(7)	13
Dividends per common share	0.35	0.33	0.33	6	6

At Quarter End
Assets	$32,698,899	$32,597,232	$29,725,630	0	10
Securities	8,726,740	9,483,202	8,651,359	(8)	1
Loans and leases, excluding covered loans	20,910,355	20,337,206	17,751,385	3	18
Covered loans (2)	480,236	510,979	673,294	(6)	(29)
Deposits	28,517,148	28,108,103	25,731,766	1	11
Common shareholders’ equity	2,750,754	2,675,085	2,515,722	3	9
Total shareholders’ equity	3,018,370	2,942,701	2,783,338	3	8
Book value per common share	49.84	48.83	46.15	2	8

Average Balances
Assets	$32,259,619	$32,662,423	$29,413,998	(1)	10
Securities	9,091,506	9,353,966	8,585,220	(3)	6
Loans and leases, excluding covered loans	20,404,720	19,649,780	17,338,419	4	18
Covered loans (2)	492,438	530,432	696,163	(7)	(29)
Deposits	27,808,383	28,551,916	25,371,598	(3)	10
Common shareholders’ equity	2,711,589	2,659,030	2,500,413	2	8
Total shareholders’ equity	2,979,205	2,926,647	2,768,030	2	8

Selected Ratios
Return on average assets (annualized)	0.77%	0.79%	0.74%	(3)	4
Return on average common equity (annualized)	8.60	9.15	8.07	(6)	7
Common equity tier 1 capital (3)	8.71	N/A	N/A	NM	NM
Corporation’s tier 1 risk-based capital (3)	9.82	9.78	10.18	NM	NM
Corporation’s total risk-based capital (3)	11.87	11.95	13.08	NM	NM
Corporation’s tier 1 leverage (3)	7.53	7.22	7.41	NM	NM
Period-end common equity to period-end assets	8.41	8.21	8.46	2	(1)
Period-end equity to period-end assets	9.23	9.03	9.36	2	(1)
Common dividend payout ratio	34.01	29.94	36.64	14	(7)
Net interest margin	2.99	2.96	3.02	1	(1)
Expense to revenue ratio (4)	69.21	68.88	68.41	0	1

Asset Quality Ratios (5)
Nonaccrual loans to total loans and leases	0.16%	0.21%	0.40%	(24)	(60)
Nonaccrual loans and OREO to total loans and leases and OREO	0.19	0.26	0.45	(27)	(58)
Allowance for loan and lease losses to total loans and leases	1.48	1.53	1.72	(3)	(14)
Allowance for loan and lease losses to nonaccrual loans	925.39	735.53	429.21	26	116
Net (charge-offs) recoveries to average total loans and leases (annualized)	(0.01)	0.09	0.10	(111)	(110)

At Quarter End
Assets under management (6)	$48,446,050	$48,062,760	$46,374,203	1	4
Assets under management or administration (6)	61,950,516	60,818,930	66,399,813	2	(7)

NM - Not meaningful
(1)

Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)	Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).
(3)

Risk-based capital ratios for the current period were calculated under Basel III rules, which became effective for the Company on January 1, 2015. Ratios for the prior periods were calculated under Basel I rules. See “Balance Sheet Analysis - Capital” included elsewhere in this document for further discussion.

(4)

The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(5)	Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.
(6)

Excludes $31.48 billion, $28.32 billion and $26.09 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”). The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified five policies as critical because they require management to make estimates, assumptions and judgments that affect the reported amount of assets and liabilities, contingent assets and liabilities, and revenues and expenses included in the consolidated financial statements. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Circumstances and events that differ significantly from those underlying the Company’s estimates, assumptions and judgments could cause the actual amounts reported to differ significantly from these estimates.

The Company’s critical accounting policies include those that address financial assets and liabilities reported at fair value, acquired impaired loans, allowance for loan and lease losses and reserve for off-balance sheet credit commitments, goodwill and other intangible assets, and income taxes. The Company has not made any significant changes in its critical accounting policies or its estimates and assumptions from those disclosed in its 2014 Annual Report other than the adoption of new accounting pronouncements and other authoritative guidance that became effective for the Company on or after January 1, 2015. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion. Management has applied its critical accounting policies and estimation methods consistently in all periods presented in these financial statements.

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation was $61.6 million for the first quarter of 2015, up 14 percent from $53.8 million in the year-earlier quarter but down 6 percent from $65.4 million for the fourth quarter of 2014. For the first quarter of 2015, consolidated net income available to common shareholders was $57.5 million, or $1.01 per diluted share. Net income available to common shareholders was $49.7 million, or $0.89 per diluted share, for the year-earlier quarter and $61.4 million, or $1.09 per diluted share, for the fourth quarter of 2014.

•       Revenue, which consists of net interest income and noninterest income, was $327.7 million for the first quarter of 2015, up 9 percent from $301.0 million in the year-earlier quarter and up 1 percent from $324.9 million in the fourth quarter of 2014.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $224.8 million for the first quarter of 2015, up 9 percent from $206.1 million for the first quarter of 2014 but down 3 percent from $231.3 million for the fourth quarter of 2014.

•       Net interest margin for the first quarter of 2015 was 2.99 percent, down from 3.02 percent for the first quarter of 2014 and up from 2.96 percent for the fourth quarter of 2014. The decline in net interest margin from the year-earlier quarter was primarily due to lower yields on loans and lower income from covered loans, partially offset by lower cost on interest-bearing liabilities. The increase from the fourth quarter of 2014 was primarily the result of a change in the asset mix, as lower yielding investments and due from bank balances were replaced with higher yielding loans.

•       Noninterest income was $111.1 million in the first quarter of 2015, up 10 percent from the first quarter of 2014 and fourth quarter of 2014. The increase from the year-earlier quarter was due in part to higher trust and investment fee income and a higher net gain on the sale of securities. The increase from the fourth quarter of 2014 was largely due to lower FDIC loss sharing expense and a higher net gain on the sale of securities. Results for the first quarter of 2015 also included $5.0 million in life insurance proceeds associated with an insurable event at one of the Company’s investment affiliates.

•       Trust and investment fee income grew to $55.5 million in the first quarter of 2015, up 4 percent from the year-earlier quarter but down 2 percent from the fourth quarter of 2014. Assets under management (“AUM”) totaled $48.45 billion as of March 31, 2015, up 4 percent from March 31, 2014 and 1 percent higher than at December 31, 2014. The increases were primarily due to asset inflows and market appreciation.

•       Noninterest expense for the first quarter of 2015 was $234.4 million, up 11 percent from the first quarter of 2014 and 2 percent higher from the fourth quarter of 2014. The increase from the year-earlier quarter largely reflects higher compensation costs, an increase in depreciation and amortization expense related to fixed assets and software, and higher OREO expense and FDIC assessments. Results for the first quarter of 2015 also included $3.2 million in transaction costs related to the planned merger with Royal Bank of Canada (“RBC”), which are reflected mainly in legal and professional fees.

•       The base yield on the covered loan portfolio generated net interest income of $9.9 million in the first quarter of 2015, compared to $12.5 million for the year-earlier quarter and $10.3 million in the fourth quarter of 2014. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged off. The Company recognizes other components of income and expense related to its covered assets, including income from covered loans that were paid off or fully charged off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of these items to the income statement, excluding the base yield, was total net expense of $1.3 million for the first quarter of 2015, compared to net expense of $3.6 million for the first quarter of 2014 and $0.8 million for the fourth quarter of 2014. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “Covered Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 33.0 percent for the first quarter of 2015, compared with 36.3 percent for the year-earlier quarter and 33.9 percent for the fourth quarter of 2014. The effective tax rate reflects the Company’s adoption of the new accounting standard for low-income housing tax credits. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

•       Total assets were $32.70 billion at March 31, 2015, up 10 percent from $29.73 billion at March 31, 2014 and up less than 1 percent from $32.60 billion at December 31, 2014. Total average assets were $32.26 billion for the first quarter of 2015, up 10 percent from $29.41 billion for the first quarter of 2014 but down 1 percent from $32.66 billion for the fourth quarter of 2014.

•       Loans and leases, excluding covered loans, grew to $20.91 billion at March 31, 2015, an increase of 18 percent from $17.75 billion at March 31, 2014 and 3 percent from $20.34 billion at December 31, 2014. Average loan and lease balances, excluding covered loans, were $20.40 billion for the first quarter of 2015, up 18 percent from the same period of last year and 4 percent higher from the fourth quarter of 2014.

•       Excluding covered loans, first quarter 2015 results included no provision for loan and lease losses. The Company recorded no provision in the first quarter of 2014 and a $5.0 million reversal of provision for loan and lease losses in the fourth quarter of 2014. The allowance for loan and lease losses on non-covered loans was $308.9 million at March 31, 2015, compared with $305.8 million at March 31, 2014 and $310.1 million at December 31, 2014. The Company remains appropriately reserved at 1.48 percent of total loans and leases, excluding covered loans, at March 31, 2015, compared with 1.72 percent at March 31, 2014 and 1.53 percent at December 31, 2014.

•       In the first quarter of 2015, net loan charge-offs totaled $0.4 million, or 0.01 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net recoveries of $4.2 million, or 0.10 percent, in the year-earlier quarter, and net recoveries of $4.3 million, or 0.09 percent, for the fourth quarter of 2014. Nonaccrual loans, excluding covered loans, totaled $33.4 million at March 31, 2015, down from $71.2 million at March 31, 2014 and $42.2 million at December 31, 2014. At March 31, 2015, nonperforming assets, excluding covered assets, were $39.3 million, down from $80.7 million at March 31, 2014 and $52.9 million at December 31, 2014.

•       Average securities for the first quarter of 2015 totaled $9.09 billion, up 6 percent from the first quarter of 2014 but down 3 percent from the fourth quarter of 2014.

•       Period-end deposits at March 31, 2015 were $28.52 billion, up 11 percent from $25.73 billion at March 31, 2014 and 1 percent from $28.11 billion at December 31, 2014. Deposit balances for the first quarter of 2015 averaged $27.81 billion, up 10 percent from $25.37 billion for the first quarter of 2014 but down 3 percent from $28.55 billion for the fourth quarter of 2014. Average core deposits, which equal 98 percent of total deposit balances for the first quarter of 2015, were up 10 percent from the first quarter of 2014 but down 3 percent from the fourth quarter of 2014.

•       The Company remains well capitalized. Under Basel III capital rules, which became effective for the Company on January 1, 2015, the Common equity tier 1 capital ratio was 8.71 percent at March 31, 2015. Refer to the “Capital” section included elsewhere in this report for further discussion.

•       On January 22, 2015, the Company announced that it agreed to merge with Toronto-based RBC, in a transaction that is expected to close before the end of the calendar year 2015.  The agreement has been approved by the boards of both companies.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three months ended March 31, 2015 and 2014:

Net Interest Income Summary

	For the three months ended			For the three months ended
	March 31, 2015			March 31, 2014
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$9,895,873	$78,244	3.21%	$8,262,917	$68,169	3.35%
Commercial real estate mortgages	3,611,728	31,901	3.58	3,254,793	29,326	3.65
Residential mortgages	5,180,755	43,448	3.35	4,595,999	40,865	3.56
Real estate construction	748,899	6,359	3.44	376,231	3,470	3.74
Home equity loans and lines of credit	780,218	6,846	3.56	695,086	6,209	3.62
Installment	187,247	2,022	4.38	153,393	1,695	4.48
Total loans and leases, excluding covered loans (4)	20,404,720	168,820	3.36	17,338,419	149,734	3.50
Covered loans	492,438	18,263	14.83	696,163	21,852	12.56
Total loans and leases	20,897,158	187,083	3.63	18,034,582	171,586	3.86
Due from banks - interest-bearing	268,237	136	0.21	665,184	443	0.27
Federal funds sold and securities purchased under resale agreements	200,000	1,241	2.52	278,967	1,370	1.99
Securities	9,091,506	46,170	2.03	8,585,220	44,775	2.09
Other interest-earning assets	65,442	1,028	6.37	76,935	1,210	6.38
Total interest-earning assets	30,522,343	235,658	3.13	27,640,888	219,384	3.22
Allowance for loan and lease losses	(320,064)			(323,345)
Cash and due from banks	202,577			247,885
Other non-earning assets	1,854,763			1,848,570
Total assets	$32,259,619			$29,413,998

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,728,368	$315	0.05%	$2,420,356	$383	0.06%
Money market accounts	6,156,865	1,059	0.07	6,365,290	1,100	0.07
Savings deposits	501,658	75	0.06	454,226	68	0.06
Time deposits - under $100,000	153,827	70	0.19	174,069	93	0.22
Time deposits - $100,000 and over	519,052	401	0.31	483,428	490	0.41
Total interest-bearing deposits	10,059,770	1,920	0.08	9,897,369	2,134	0.09

Federal funds purchased and securities sold under repurchase agreements	254,955	71	0.11	—	—	—
Other borrowings	639,965	8,910	5.65	738,893	11,153	6.12
Total interest-bearing liabilities	10,954,690	10,901	0.40	10,636,262	13,287	0.51
Noninterest-bearing deposits	17,748,613			15,474,229
Other liabilities	577,111			535,477
Total equity	2,979,205			2,768,030
Total liabilities and equity	$32,259,619			$29,413,998

Net interest spread			2.73%			2.71%
Fully taxable-equivalent net interest and dividend income		$224,757			$206,097
Net interest margin			2.99%			3.02%
Less: Dividend income included in other income		1,028			1,210
Fully taxable-equivalent net interest income		$223,729			$204,887

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $5,727 and $6,231 for 2015 and 2014, respectively.

(4)         Includes average nonaccrual loans of $37,699 and $68,322 for 2015 and 2014, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the first quarter of 2015 and 2014, as well as the first quarter of 2014 and 2013.

Changes in Net Interest Income

	For the three months ended March 31,			For the three months ended March 31,
	2015 vs 2014			2014 vs 2013
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$26,063	$(10,566)	$15,497	$22,719	$(23,149)	$(430)
Securities	2,570	(1,175)	1,395	(6,026)	3,971	(2,055)
Due from banks - interest-bearing	(220)	(87)	(307)	313	18	331
Federal funds sold and securities purchased under resale agreements	(441)	312	(129)	703	(469)	234
Other interest-earning assets	(181)	(1)	(182)	(304)	553	249
Total interest-earning assets	27,791	(11,517)	16,274	17,405	(19,076)	(1,671)

Interest paid on:
Interest checking deposits	45	(113)	(68)	36	(70)	(34)
Money market deposits	(36)	(5)	(41)	172	(669)	(497)
Savings deposits	7	—	7	9	(56)	(47)
Time deposits	14	(126)	(112)	(138)	(89)	(227)
Total borrowings	2,050	(4,222)	(2,172)	(11,997)	11,362	(635)
Total interest-bearing liabilities	2,080	(4,466)	(2,386)	(11,918)	10,478	(1,440)
	$25,711	$(7,051)	$18,660	$29,323	$(29,554)	$(231)

(1) Includes covered loans.

Net interest income was $216.6 million for the first quarter of 2015, a decrease of 3 percent from $223.6 million for the fourth quarter of 2014, and an increase of 8 percent from $199.8 million for the first quarter of 2014. The decrease in net interest income from the fourth quarter of 2014 was largely due to lower interest income from covered loans and securities. The increase in net interest income from the prior-year quarter was due to higher income from non-covered loans and lower interest expense on deposits and borrowings, partially offset by lower interest income from covered loans. Fully taxable-equivalent net interest income and dividend income was $224.8 million for the first quarter of 2015, compared to $231.3 million for the fourth quarter of 2014 and $206.1 million for the first quarter of 2014.

Interest income on total loans was $184.0 million for the first quarter of 2015, down 1 percent from the fourth quarter of 2014 and up 8 percent from the first quarter of 2014. The decrease in loan interest income from the prior quarter was driven by lower income from covered loans, in both the base yield and net accelerated accretable yield recognition on covered loans that were paid off or fully charged off. Compared to the year-earlier quarter, the increase in interest income was driven by growth in the non-covered loan portfolio, partially offset by a decrease in income from covered loans. Income from accelerated accretable yield recognition during the first quarter of 2015 was $8.4 million, compared to $9.9 million in the prior quarter and $9.3 million in the year-earlier quarter. Refer to “Covered Assets” included elsewhere in this report for further discussion of interest income on covered loans.

Average loans and leases, excluding covered loans, totaled $20.40 billion for the first quarter of 2015, an increase of 4 percent from $19.65 billion for the fourth quarter of 2014 and up 18 percent from $17.34 billion for the first quarter of 2014. Average commercial loans grew 5 percent and 20 percent from the fourth quarter of 2014 and first quarter of 2014, respectively. Average commercial real estate balances increased 2 percent from the prior quarter and 11 percent from the year-earlier quarter, while average residential mortgage loans were up 3 and 13 percent from the respective periods. Average covered loans decreased to $492.4 million for the first quarter of 2015 from $530.4 million for the fourth quarter of 2014 and $696.2 million for the year-ago quarter.

Interest income on securities was $42.1 million for the first quarter of 2015, a 7 percent decrease from $45.2 million for the fourth quarter of 2014 and a 1 percent increase from $41.6 million for the first quarter of 2014. Average total securities were $9.09 billion for the first quarter of 2015, down 3 percent from $9.35 billion for the fourth quarter of 2014 and up 6 percent from $8.59 billion for the year-earlier quarter. The decrease in income from the prior quarter was due to lower average portfolio balances during the first quarter of 2015 and prepayment premiums received on accelerated paydowns during the fourth quarter of 2014. The increase in income from the year-earlier quarter was primarily due to the increase in the average portfolio balance, partially offset by a lower yield.

Total interest expense was $10.9 million for the first quarter of 2015, virtually unchanged from the fourth quarter of 2014 and down 18 percent from $13.3 million for the first quarter of 2014. Interest expense on borrowings was $9.0 million for the first quarter of 2015, up 2 percent from $8.8 million for the fourth quarter of 2014 and down 19 percent from $11.2 million for the first quarter of 2014. The decrease in total interest expense from the year-earlier quarter was primarily due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Interest expense on deposits was $1.9 million for the first quarter of 2015, down 6 percent from $2.0 million for the fourth quarter of 2014 and down 10 percent from $2.1 million for the year-earlier quarter. The decrease in interest expense from the prior quarter was due to lower average interest-bearing deposits balances. Compared to the first quarter of 2014, the impact of lower rates more than offset the impact of higher average interest-bearing deposit balances in the first quarter of 2015. Average deposits were $27.81 billion for the first quarter of 2015, down 3 percent from $28.55 billion for the fourth quarter of 2014, and up 10 percent from $25.37 billion for the first quarter of 2014. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $27.29 billion for the first quarter of 2015, $28.06 billion for the fourth quarter of 2014 and $24.89 billion for the year-earlier quarter, which represented 98 percent of total average deposits for each respective period. Average interest-bearing deposits were $10.06 billion for the first quarter of 2015, down 3 percent from $10.39 billion for the fourth quarter of 2014, and up 2 percent from $9.90 billion for the first quarter of 2014. Average noninterest-bearing deposits were $17.75 billion, down 2 percent from the fourth quarter of 2014 and up 15 percent from the year-earlier quarter.

Net interest margin was 2.99 percent for the first quarter of 2015, up from 2.96 percent for the fourth quarter of 2014 and down from 3.02 percent for the first quarter of 2014. The average yield on earning assets for the first quarter of 2015 was 3.13 percent, up 3 basis points from 3.10 percent for the fourth quarter of 2014 and down 9 basis points from 3.22 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.40 percent, up from 0.39 percent for the fourth quarter of 2014 and down 11 basis points from 0.51 percent for the first quarter of 2014. The increase in the net interest margin from the prior quarter was primarily the result of a change in the asset mix, as lower yielding investments and due from bank balances were replaced with higher yielding loans, partially offset by lower interest income on covered loans. Compared to the year-earlier quarter, the decrease in the net interest margin was mainly attributable to lower yields on loans, lower income from the net accelerated accretable yield recognition on covered loans that were paid off or fully charged off and declining volumes of covered loans, partially offset by a lower cost of interest-bearing liabilities.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding covered loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2014.

The Company recorded no provision for credit losses on loans and leases, excluding covered loans, during the quarters ended March 31, 2015 and 2014. The Company recorded a $5.0 million reversal of provision for the fourth quarter of 2014. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $0.5 million provision for losses on covered loans during the first quarter of 2015, compared to a $46 thousand provision in the fourth quarter of 2014 and a $4.7 million provision during the first quarter of 2014. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

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

Noninterest Income

Noninterest income was $111.1 million in the first quarter of 2015, up 10 percent from the fourth quarter of 2014 and first quarter of 2014. The increase from the fourth quarter of 2014 was largely due to lower FDIC loss sharing expense and higher net gain on the sale of securities. The increase from the year-earlier quarter was due to growth in trust and investment fees, client swap fees and credit card fees, and higher net gain on the sale of securities. Noninterest income in the first quarter of 2015 also included receipt of a $5.0 million life insurance benefit payment to an investment affiliate. These increases were partially offset by a lower net gain on the disposal of foreclosed assets. Noninterest income represented 34 percent of the Company’s revenue in the first quarter of 2015, compared to 31 percent in the fourth quarter of 2014 and 34 percent for the first quarter of 2014.

The following table provides a summary of noninterest income by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014
Trust and investment fees	$55,521	$56,596	$53,306
Brokerage and mutual fund fees	10,598	10,839	10,042
Total wealth management fees	66,119	67,435	63,348
Cash management and deposit transaction charges	12,633	12,461	12,033
International services	10,668	11,957	10,395
FDIC loss sharing expense, net	(6,688)	(12,008)	(7,083)
Other noninterest income	24,922	20,807	17,607
Total noninterest income before gain	107,654	100,652	96,300
Gain on disposal of assets	110	631	2,826
Gain on sale of securities	3,376	128	2,122
Impairment loss on securities	(65)	(97)	—
Total noninterest income	$111,075	$101,314	$101,248

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

Trust and investment fees were $55.5 million for the first quarter of 2015, a decrease of 2 percent from $56.6 million for the fourth quarter of 2014 and an increase of 4 percent from $53.3 million for the first quarter of 2014. Money market mutual fund and brokerage fees were $10.6 million for the first quarter of 2015, a decrease of 2 percent from $10.8 million for the fourth quarter of 2014, but up 6 percent from $10.0 million for the year-earlier quarter. The increases in fee income compared to the year-earlier quarter were largely due to asset inflows from new and existing clients and market appreciation.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	March 31,		%	December 31,	%
(in millions)	2015	2014	Change	2014	Change

Assets Under Management	$48,446	$46,374	4	$48,063	1

Assets Under Administration
Brokerage	6,457	5,628	15	6,321	2
Custody and other fiduciary	7,048	14,398	(51)	6,435	10
Subtotal	13,505	20,026	(33)	12,756	6
Total assets under management or administration (1)	$61,951	$66,400	(7)	$60,819	2

(1)   Excludes $31.48 billion, $28.32 billion and $26.09 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

AUM totaled $48.45 billion as of March 31, 2015, up 1 percent from the fourth quarter of 2014 and up 4 percent from the year-earlier quarter. Assets under management or administration were $61.95 billion at March 31, 2015, up 2 percent from the fourth quarter of 2014 and down 7 percent from the year-earlier quarter. The growth in AUM compared to prior periods was primarily attributable to the addition of client assets and higher market valuations. The decrease in AUA from the year ago period reflects the sale of the Company’s retirement services recordkeeping business in the third quarter of 2014.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	March 31, 2015	December 31, 2014	March 31, 2014
Equities	47%	48%	48%
U.S. fixed income	29	26	27
Cash and cash equivalents	17	16	16
Other (1)	7	10	9
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the first quarter of 2015 were $12.6 million, up 1 percent from the fourth quarter of 2014 and 5 percent from the first quarter of 2014.

International services income for the first quarter of 2015 was $10.7 million, down 11 percent from the fourth quarter of 2014 and up 3 percent from the year-earlier quarter. International services income is comprised of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. Fee income for the fourth quarter of 2014 reflected unusually strong year-end foreign exchange activity. The increase from the year-earlier quarter was due to increased client activity and the addition of new clients.

Net FDIC loss sharing expense decreased to $6.7 million for the first quarter of 2015, compared to net expense of $12.0 million for the fourth quarter of 2014 and $7.1 million for the year-earlier quarter. See “Covered Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $0.1 million in the first quarter of 2015, compared to $0.6 million in the fourth quarter of 2014 and $2.8 million in the year-earlier quarter. The net gain for all periods is primarily comprised of gains recognized on the sale of covered and non-covered foreclosed assets.

The Company recognized net gains on sales of securities of $3.4 million during the first quarter of 2015. Net gains on sales of securities were $0.1 million in the fourth quarter of 2014 and $2.1 million for the first quarter of 2014. Impairment losses of $0.1 million were recognized in earnings on securities available-for-sale in the first quarter of 2015 and fourth quarter of 2014. No impairment losses were recognized in earnings on securities available-for-sale in the year-earlier quarter.

Other income for the first quarter of 2015 was $24.9 million, up 20 percent from $20.8 million for the fourth quarter of 2014, and up 42 percent from $17.6 million for the first quarter of 2014. The increase from the prior-year periods was due to the receipt of $5.0 million in life insurance proceeds associated with an insurable event at one of the Company’s investment affiliates, as well as higher income from client swap transactions and higher credit card and interchange fees. These increases were partially offset by lower gains recognized on transfers of covered loans to OREO and higher other-than-temporary impairment losses on private equity investments.

Noninterest Expense

Noninterest expense was $234.4 million for the first quarter of 2015, up 2 percent from $229.7 million for the fourth quarter of 2014, and up 11 percent from $210.9 million for the first quarter of 2014. The following table provides a summary of noninterest expense by category:

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands) (1)	2015	2014	2014

Salaries and employee benefits	$144,568	$143,383	$136,833

All other:
Net occupancy of premises	16,073	15,722	16,094
Legal and professional fees	16,938	16,264	12,950
Information services	9,860	10,576	9,346
Depreciation and amortization	14,982	8,432	7,828
Amortization of intangibles	1,377	1,424	1,487
Marketing and advertising	8,830	10,343	9,775
Office services and equipment	5,136	5,488	4,910
Other real estate owned	2,731	1,302	1,433
FDIC assessments	5,094	4,732	1,391
Other operating	8,853	12,032	8,805
Total all other	89,874	86,315	74,019
Total noninterest expense	$234,442	$229,698	$210,852

(1)    Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Salaries and employee benefits expense was $144.6 million for the first quarter of 2015, up 1 percent from $143.4 million for the fourth quarter of 2014 and 6 percent from $136.8 million for the year-earlier quarter. Full-time equivalent staff was 3,578 at March 31, 2015, up from 3,570 at December 31, 2014 and down from 3,587 at March 31, 2014. Decreases in staff compared with the year-earlier period related to the sale of the Company’s retirement services recordkeeping business in the third quarter of 2014, which were partially offset by selected staff increases to support growth. The increase in salaries and employee benefits expense in the first quarter compared with the prior quarter was largely due to seasonally higher payroll taxes that were partially offset by lower incentive compensation expense. The increase in salaries and employee benefits expense from the year-earlier quarter was due to higher personnel costs, net of the impact related to the sale of the retirement services recordkeeping business, higher incentive compensation and higher group insurance costs.

Salaries and employee benefits expense for the first quarter of 2015 includes $6.2 million of share-based compensation expense compared with $5.8 million for the fourth quarter of 2014 and $5.4 million for the year-earlier quarter. The increase from the prior periods was primarily attributable to expense associated with cash-settled restricted stock units, which fluctuates based on the Company’s stock price. The Company’s average stock price increased in the first quarter of 2015 compared with the prior periods. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $89.9 million for the first quarter of 2015, up 4 percent from $86.3 million for the fourth quarter of 2014 and up 21 percent from $74.0 million for the first quarter of 2014. The growth in expense compared with prior periods was largely due to an increase in depreciation and amortization expense related to fixed assets and software, higher OREO expense on covered assets, higher FDIC assessments, and higher legal and professional fees. Depreciation and amortization expense in the first quarter of 2015 included an additional $5.9 million in expense to correctly board capitalized projects that were completed and placed in service in prior periods. The increase in expense compared with prior periods was partially offset by a decline in marketing and advertising expenses and lower legal and professional fees related to covered assets.

Legal and professional fees were $16.9 million for the first quarter of 2015, up 4 percent from $16.3 million in the fourth quarter of 2015 and up 31 percent from $13.0 million in the year-earlier quarter. Legal and professional fees for the first quarter of 2015 included $3.1 million in transaction costs related to the planned merger with RBC. The increase from the year-earlier quarter also reflects higher sub-advisory fees associated with asset growth in advised funds.

Legal and professional fees associated with covered loans and OREO declined to $0.5 million for the first quarter of 2015, from $0.9 million for the fourth quarter of 2014 and $1.6 million for the first quarter of 2014. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expenses are reimbursable by the FDIC at 80 percent.

	For the three months ended
	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014
Non-covered OREO expense
Valuation write-downs	$—	$—	$13
Holding costs and foreclosure expense	209	232	107
Total non-covered OREO expense	$209	$232	$120
Covered OREO expense
Valuation write-downs	$1,662	$623	$155
Holding costs and foreclosure expense	860	447	1,158
Total covered OREO expense	$2,522	$1,070	$1,313

Total OREO expense	$2,731	$1,302	$1,433

Covered Assets

The following table summarizes the components of income and expense related to covered assets for the three months ended March 31, 2015, December 31, 2014 and March 31, 2014:

	For the three months ended
(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Interest income on covered loans
Base yield	$9,876	$10,330	$12,528
Income on loans paid-off or fully charged-off	8,387	9,925	9,324
Total interest income on covered loans	$18,263	$20,255	$21,852

Provision for losses on covered loans
Provision for losses on covered loans	$497	$46	$4,655

Noninterest income related to covered assets
FDIC loss sharing expense, net
(Loss) gain on indemnification asset	$(1,311)	$(1,461)	$3,599
Indemnification asset amortization	(2,381)	(2,606)	(3,164)
Net FDIC reimbursement for OREO and loan expenses	2,595	1,442	1,653
Removal of indemnification asset for loans paid-off or fully charged-off	(2,061)	(3,074)	(2,999)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(166)	(942)	(676)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(9)	(1,441)	(311)
Loan recoveries shared with FDIC	(2,498)	(3,344)	(4,222)
Increase in FDIC clawback liability	(857)	(582)	(963)
Total FDIC loss sharing expense, net	(6,688)	(12,008)	(7,083)

Gain on disposal of assets
Net gain on sale of OREO	12	1,800	389

Other income
Net gain on transfers of covered loans to OREO	301	1,539	863
Amortization of fair value on acquired unfunded loan commitments	22	44	215
OREO income	173	67	435
Other	(14)	(128)	(156)
Total other income	482	1,522	1,357

Total noninterest income related to covered assets	$(6,194)	$(8,686)	$(5,337)

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$1,662	$623	$155
Holding costs and foreclosure expense	860	447	1,158
Total other real estate owned	2,522	1,070	1,313

Legal and professional fees	504	949	1,580

Other operating expense
Other covered asset expenses	7	10	19

Total noninterest expense related to covered assets (2)	$3,033	$2,029	$2,912

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

The quarterly review and update of cash flow projections (further discussed below) may adjust the rates used for loan accretion and indemnification asset amortization or accretion. As credit improves, expected loan cash flows will generally improve, resulting in higher accretable yield. Accordingly, as credit improves, expected FDIC cash flows will decrease, resulting in a larger difference between FDIC cash flows and indemnification asset carrying value. Credit improvements generally would result in higher rates of loan accretion and indemnification asset amortization.

The Company recorded base yield on covered loans of $9.9 million in the first quarter of 2015, compared to $10.3 million in the fourth quarter of 2014 and $12.5 million in the first quarter of 2014. The Company recognized indemnification asset amortization expense of $2.4 million in the first quarter of 2015, compared to $2.6 million and $3.2 million for the fourth quarter of 2014 and first quarter of 2014, respectively. The decrease in base yield and indemnification asset amortization expense from prior periods was primarily due to portfolio run-off. Average covered loans were $492.4 million during the first quarter of 2015, down from $530.4 million during the fourth quarter of 2014 and $696.2 million for the year-earlier quarter.

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

The Company recorded a $0.5 million provision for losses on covered loans in the first quarter of 2015, compared to provision for losses of $46 thousand in the fourth quarter of 2014 and $4.7 million in the first quarter of 2014. Loss on indemnification asset was $1.3 million for the first quarter of 2015, compared to a loss of $1.5 million for the fourth quarter of 2014 and a gain of $3.6 million for the first quarter of 2014. Expense from the increase in FDIC clawback liability was $0.9 million, $0.6 million and $1.0 million for the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively. The provision for losses on covered loans, the gain on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. During the first quarter of 2015, the overall expected lifetime cash flows of the covered loan portfolio improved, but the change in amount and timing of the cash flows as well as the varying performance among different pools resulted in the recognition of a net provision for losses on covered loans and a net loss on indemnification asset. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

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

Covered Asset Removals

A covered asset removal event occurs when a loan is paid off, fully charged off, sold or transferred to OREO, or when OREO is liquidated. The difference between the carrying value of the covered asset and the cash or non-cash proceeds received upon its removal is recognized as a gain or loss in the income statement. The gain or loss on covered loans that are paid off and fully charged off, also referred to as “net accelerated accretable yield recognition,” is recorded in interest income. Gain or loss recognized on the transfer of covered loans to OREO is calculated as the difference between the carrying value of the covered loan and the fair value of the underlying foreclosed collateral, and is recognized in other noninterest income. The Company also recognizes gains and losses from the sale of covered OREO through noninterest income.

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

Interest income from net accelerated accretable yield recognition decreased to $8.4 million in the first quarter of 2015, compared to $9.9 million in the fourth quarter of 2014 and $9.3 million in the year-earlier quarter. The net expense from the removal of indemnification asset for loans that were paid off or fully charged off was $2.1 million, $3.1 million and $3.0 million in the first quarter of 2015, fourth quarter of 2014 and first quarter of 2014, respectively. The decrease in both balances in the first quarter of 2015 was due to lower volumes of covered loans that were paid off or fully charged off.

Net gain on transfers of covered loans to OREO was $0.3 million in the first quarter of 2015, compared to $1.5 million for the fourth quarter of 2014 and $0.9 million in the year-earlier quarter. The transfer of covered loans to OREO has declined as a result of improvements in the portfolio’s credit quality and general market conditions. Net gain on sale of covered OREO was $12 thousand in the first quarter of 2015, a decrease from $1.8 million in the fourth quarter of 2014 and $0.4 million in the year-earlier quarter. Total net expense from the removal of the indemnification asset for all other covered asset removals, excluding the removal of indemnification asset for loans that were paid off or fully charged off, was $0.2 million in the first quarter of 2015, $2.4 million in the fourth quarter of 2014 and $1.0 million in the year-earlier quarter. The decrease in net gain on sale of covered OREO and related expense from the indemnification asset recognized in the first quarter of 2015 was driven by lower OREO sale volume.

Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as “Loan recoveries shared with FDIC” under FDIC loss sharing income or expense. The Company recognized expenses of $2.5 million in the first quarter of 2015, $3.3 million in the fourth quarter of 2014 and $4.2 million in the year-earlier quarter. The Company has recognized significant loan recoveries in the last several years as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

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

Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $2.5 million for the first quarter of 2015, up from $1.1 million for the fourth quarter of 2014 and $1.3 million for the year-earlier quarter. The increase in total OREO expense from the prior periods was primarily due to higher valuation write-downs during the first quarter of 2015. Legal and professional fees related to covered assets were $0.5 million in the first quarter of 2015, down from $0.9 million in the fourth quarter of 2014 and $1.6 million in the year-earlier quarter. Net FDIC reimbursement for these expenses of $2.6 million for the first quarter of 2015 increased from $1.4 million for the fourth quarter of 2014 and $1.7 million for the first quarter of 2014.

Other Information on the FDIC Indemnification Asset

The following table is a summary of activity in the FDIC indemnification asset for the three months ended March 31, 2015 and 2014:

	For the three months ended
	March 31,
(in thousands)	2015	2014
Balance, beginning of period	$50,511	$89,227
Indemnification asset amortization	(2,381)	(3,164)
(Loss) gain on indemnification asset	(1,311)	3,599
Reductions (1)	(3,563)	(4,811)
Balance, end of period	$43,256	$84,851

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

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $44.2 million for the first quarter of 2015 from $39.1 million for the first quarter of 2014. The increase in net income from the prior-year period was primarily due to higher net interest income and noninterest income, and lower provision for credit losses on covered loans. These increases in net income were partially offset by an increase in noninterest expense compared to the first quarter of 2014.

Net interest income increased to $207.8 million for the first quarter of 2015 from $189.7 million for the year-earlier quarter. The increase was primarily attributable to organic loan growth, as average non-covered loans and leases in the segment grew 18 percent to $20.35 billion for the first quarter of 2015 from $17.28 billion for the same period in 2014. The increase in interest income from loans was partially offset by lower income from net accelerated accretable yield recognition on covered loans that were paid off or fully charged off and covered portfolio run-off. Average covered loans decreased to $492.4 million for the current quarter from $696.2 million for the first quarter of 2014.

The growth in net interest income was also a result of continued core deposit growth. The Asset Liability Funding Center (“Funding Center”), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits for this segment increased by 10 percent to $27.55 billion for the first quarter of 2015 from $25.05 billion for the year-earlier quarter, driven by new client relationships and growth in deposits of existing clients.

The segment recorded no provision for credit losses on loans and leases, excluding covered loans, in the first quarters of 2015 and 2014. Provision for losses on covered loans decreased to $0.5 million for the three months ended March 31, 2015, from $4.7 million for the three months ended March 31, 2014. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision. Refer to “Results of Operations—Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Noninterest income for the first quarter of 2015 was $51.5 million, up 9 percent from $47.1 million for the prior-year quarter. The increase compared to the year-earlier period was largely due to higher wealth management fee income, as revenues associated with wealth management products and services utilized by Commercial and Private Banking clients are allocated to this segment. Also contributing to the increase was higher credit card fee income and income from client swap transactions in the first quarter of 2015.

Noninterest expense, including depreciation and amortization, was $192.6 million for the three months ended March 31, 2015, up 13 percent from $170.5 million for the year-earlier quarter. The increase was primarily due to higher salaries and employee benefit expenses, higher OREO expense on covered loans and higher FDIC assessments.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation of $12.6 million for the first quarter of 2015, up from net income of $5.9 million for the year-earlier quarter. Noninterest income increased 18 percent to $75.1 million for the first quarter of 2015 from $63.6 million for the year-earlier quarter. The increase from the prior-year period was mainly due to higher wealth management fees, driven by asset inflows from new and existing clients and market appreciation. Noninterest income in the current quarter also included receipt of $5.0 million in life insurance proceeds associated with an insurable event at one of the Company’s investment affiliates. Refer to “Results of Operations—Noninterest Income—Wealth Management” included elsewhere in this report for further discussion of the factors impacting income for the Wealth Management segment.

Noninterest expense, including depreciation and amortization, was $56.5 million for the first quarter of 2015, an increase of 5 percent from $54.0 million for the year-earlier quarter. The increase in expense for the first three months of 2015 compared with the year-earlier period was primarily due to higher incentive compensation expense and higher sub-advisory expenses associated with asset growth in advised funds.

Other

Net income for the Other segment decreased to $4.7 million for the first quarter of 2015 from $8.8 million for the first quarter of 2014. The decrease in net income was due to lower noninterest income, lower net interest income and higher depreciation and amortization expense, partially offset by lower noninterest expense.

Net interest income was $7.9 million for the three months ended March 31, 2015, down from $9.8 million for the same period in 2014. The Funding Center, which is included in the Other segment, charges the business line units for loans and pays them for generating deposits. During the first quarter of 2015, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment. The decrease in net interest income in the Other segment was partially offset by lower interest expense from the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Noninterest income (loss) was ($15.5) million for the current quarter compared with ($9.5) million for the first quarter of 2014. Noninterest expense (income), including depreciation and amortization was ($14.6) million for the three months ended March 31, 2015, compared with ($13.6) million for the same period in 2014. The change in noninterest income (loss) and expense (income) for the three months ended March 31, 2105 compared with the same period in 2014 was primarily due to an increase in the elimination of inter-segment revenues and costs (recorded in the Other segment) associated with wealth management products and services compared to the year-earlier periods. Also contributing to the change in noninterest expense was an increase in depreciation and amortization expense related to fixed assets and software and $3.2 million in transaction costs related to the planned merger with RBC during the first quarter of 2015.

Income Taxes

The Company recognized income tax expense of $30.6 million during the first quarter of 2015, compared with tax expense of $34.0 million in the fourth quarter of 2014 and $31.0 million in the year-earlier quarter. The effective tax rate was 33.0 percent of pretax income for the first quarter of 2015, compared with 33.9 percent for the fourth quarter of 2014 and 36.3 percent for the year-earlier quarter. The lower tax rate during the first quarter of 2015, when compared to the year-earlier quarter was attributable to higher tax-exempt interest income in the current year. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

Income tax expense and effective tax rates for prior periods reflect the retrospective adoption of Accounting Standards Update 2014-01, Investments—Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects (“ASU 2014-01”) on January 1, 2015. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of ASU 2014-01.

See Note 13, Income Taxes, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $32.70 billion at March 31, 2015, an increase of 10 percent from $29.73 billion at March 31, 2014 and up slightly from $32.60 billion at December 31, 2014. Average assets for the first quarter of 2015 increased 10 percent to $32.26 billion from $29.41 billion for the first quarter of 2014. Total average interest-earning assets for the first quarter of 2015 were $30.52 billion, up 10 percent from $27.64 billion for the first quarter of 2014. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At March 31, 2015, the Company had total securities of $8.73 billion, comprised of securities available-for-sale at fair value of $5.21 billion, securities held-to-maturity at amortized cost of $3.41 billion and trading securities at fair value of $102.5 million. The Company had total securities of $9.48 billion at December 31, 2014, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million. At March 31, 2014, the Company had total securities of $8.65 billion, comprised of securities available-for-sale at fair value of $5.39 billion, securities held-to-maturity at amortized cost of $3.20 billion and trading securities at fair value of $61.6 million. The decrease in securities available-for-sale since year-end 2014 reflects the Company’s strategy to fund loan growth with cash flow from the securities portfolio to the extent possible.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	March 31, 2015		December 31, 2014		March 31, 2014
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$115,893	$115,907	$116,919	$116,926	$185,275	$185,313
Federal agency - Debt	1,219,481	1,220,220	1,401,303	1,398,581	756,828	753,689
Federal agency - MBS	99,891	101,515	102,939	104,526	124,698	125,613
CMOs - Federal agency	3,204,823	3,204,886	3,599,831	3,580,590	3,715,837	3,689,946
CMOs - Non-agency	23,147	22,811	24,385	24,014	36,773	36,348
State and municipal	421,419	427,458	473,272	479,031	398,960	406,897
Other debt securities	115,006	116,441	174,352	176,169	174,907	178,408
Total available-for-sale debt securities	5,199,660	5,209,238	5,893,001	5,879,837	5,393,278	5,376,214
Equity securities and mutual funds	1,341	1,150	1,508	3,146	787	10,540
Total available-for-sale securities	$5,201,001	$5,210,388	$5,894,509	$5,882,983	$5,394,065	$5,386,754

Securities held-to-maturity (1):
Federal agency - Debt	$286,581	$296,432	$292,932	$299,107	$265,071	$262,101
Federal agency - MBS	556,931	576,710	553,589	564,741	450,334	446,600
CMOs - Federal agency	1,766,325	1,811,846	1,811,574	1,831,280	1,867,099	1,839,121
State and municipal	717,937	739,211	682,705	703,440	522,104	519,051
Other debt securities	86,032	86,354	86,231	86,079	98,389	98,195
Total held-to-maturity securities	$3,413,806	$3,510,553	$3,427,031	$3,484,647	$3,202,997	$3,165,068

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $5.21 billion available-for-sale portfolio was 1.8 years at March 31, 2015, down from 2.3 years at March 31, 2014 and 2.0 years at December 31, 2014. The decrease in average duration reflects a continued rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At March 31, 2015, the available-for-sale securities portfolio had a net unrealized gain of $9.4 million, consisting of $33.7 million of unrealized gains and $24.3 million of unrealized losses. At December 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $11.5 million, comprised of $32.8 million of unrealized gains and $44.3 million of unrealized losses. At March 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $7.3 million, comprised of $53.9 million of unrealized gains and $61.2 million of unrealized losses. The decrease in the net unrealized loss at March 31, 2015 compared to December 31, 2014 and March 31, 2014 was due to lower interest rates and other market conditions that, in general, resulted in higher market prices for the securities owned.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at March 31, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$98,400	$17,507	$—	$—	$115,907
Federal agency - Debt	597,445	622,775	—	—	1,220,220
Federal agency - MBS	—	83,971	17,544	—	101,515
CMOs - Federal agency	157,341	3,047,545	—	—	3,204,886
CMOs - Non-agency	1,381	21,430	—	—	22,811
State and municipal	171,999	252,104	—	3,355	427,458
Other	57,142	59,299	—	—	116,441
Total debt securities available-for-sale	$1,083,708	$4,104,631	$17,544	$3,355	$5,209,238

Amortized cost	$1,081,124	$4,097,536	$17,600	$3,400	$5,199,660

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$132,829	$153,752	$286,581
Federal agency - MBS	—	49,153	503,264	4,514	556,931
CMOs - Federal agency	—	867,361	898,964	—	1,766,325
State and municipal	—	177,608	454,244	86,085	717,937
Other	—	86,032	—	—	86,032
Total debt securities held-to-maturity at amortized cost	$—	$1,180,154	$1,989,301	$244,351	$3,413,806

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

The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million for the three months ended March 31, 2015. There were no impairment losses recognized in earnings for the three months ended March 31, 2014. The Company recognized an after-tax amount of $0.1 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at March 31, 2015. There was no non-credit related other-than-temporary impairment recognized in AOCI on securities available-for-sale at March 31, 2014. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three months ended March 31, 2015 and 2014.

Of the total securities available-for-sale in an unrealized loss position at March 31, 2015, approximately $1.2 billion of securities with unrealized losses of $2.7 million were in a continuous unrealized loss position for less than 12 months, and $1.27 billion of securities with unrealized losses of $21.6 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency debt securities. At December 31, 2014, approximately $2.03 billion of securities with unrealized losses of $6.7 million were in a continuous unrealized loss position for less than 12 months and $1.47 billion of securities with unrealized losses of $37.6 million were in a continuous loss position for more than 12 months. At March 31, 2014, approximately $1.84 billion of securities with unrealized losses of $26.4 million were in a continuous unrealized loss position for less than 12 months and $857.4 million of securities with unrealized losses of $34.8 million were in a continuous loss position for more than 12 months.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014
Commercial	$9,455,621	$9,360,976	$7,960,460
Commercial real estate mortgages	3,737,137	3,539,703	3,280,868
Residential mortgages	5,299,947	5,106,803	4,682,055
Real estate construction	794,274	710,224	389,188
Home equity loans and lines of credit	791,731	785,796	691,338
Installment	186,076	184,613	150,895
Lease financing	645,569	649,091	596,581
Loans and leases, excluding covered loans	20,910,355	20,337,206	17,751,385
Less: Allowance for loan and lease losses	(308,858)	(310,149)	(305,790)
Loans and leases, excluding covered loans, net	20,601,497	20,027,057	17,445,595

Covered loans	480,236	510,979	673,294
Less: Allowance for loan losses	(9,752)	(8,608)	(18,439)
Covered loans, net	470,484	502,371	654,855

Total loans and leases.	$21,390,591	$20,848,185	$18,424,679
Total loans and leases, net	$21,071,981	$20,529,428	$18,100,450

Total loans and leases were $21.39 billion, $20.85 billion and $18.42 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Total loans, excluding covered loans, were $20.91 billion, $20.34 billion and $17.75 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Total loans and leases, excluding covered loans, at March 31, 2015 increased 3 percent from December 31, 2014 and 18 percent from March 31, 2014. Commercial loans, including lease financing, were up 1 percent from year-end 2014 and 18 percent from the year-earlier quarter. Commercial real estate mortgage loans increased 6 percent from year-end 2014 and 14 percent from the year-earlier quarter. Residential mortgages grew by 4 percent and 13 percent from the same periods, respectively. Real estate construction loans increased 12 percent from year-end 2014 and 104 percent from March 31, 2014.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements and were $480.2 million as of March 31, 2015, $511.0 million as of December 31, 2014 and $673.3 million as of March 31, 2014. Covered loans, net of allowance for loan losses, were $470.5 million as of March 31, 2015, $502.4 million as of December 31, 2014 and $654.9 million as of March 31, 2014. The following is a summary of the major categories of covered loans:

	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014
Commercial	$2,153	$1,969	$9,766
Commercial real estate mortgages	453,647	481,689	625,404
Residential mortgages	3,715	4,455	4,926
Real estate construction	16,813	18,790	29,582
Home equity loans and lines of credit	3,655	3,820	3,313
Installment	253	256	303
Covered loans	480,236	510,979	673,294
Less: Allowance for loan losses	(9,752)	(8,608)	(18,439)
Covered loans, net	$470,484	$502,371	$654,855

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at March 31, 2015 totaled $4.33 billion or 14 percent of total loan commitments, compared to $4.22 billion or 14 percent at December 31, 2014 and $3.52 billion or 13 percent at March 31, 2014. Outstanding loan balances on purchased SNCs were $2.07 billion, or approximately 10 percent of total loans outstanding, excluding covered loans, at March 31, 2015, compared to $1.96 billion or 10 percent at December 31, 2014 and $1.63 billion or 9 percent at March 31, 2014.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of March 31, 2015, total loans for construction, land development and other land represented 28 percent of total risk-based capital; total CRE loans represented 133 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 20 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, California represented 73 percent of total loans outstanding and New York represented 9 percent as of March 31, 2015. The remaining 18 percent of total loans outstanding represented other states and countries. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at March 31, 2015 are Los Angeles (37 percent), Orange (5 percent), San Diego (3 percent), Riverside (3 percent) and San Bernardino (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (38 percent), San Diego (8 percent), Orange (7 percent), Riverside (4 percent) and Santa Clara (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (29 percent), San Diego (15 percent), Orange (8 percent), Alameda (7 percent) and Ventura (6 percent).

Within the Company’s covered loan portfolio at March 31, 2015, the five states with the largest concentration were California (32 percent), Texas (12 percent), Nevada (6 percent), Arizona (6 percent) and Ohio (6 percent). The remaining 38 percent of total covered loans outstanding represented other states.

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

The provision is the expense recognized in the consolidated statements of income to adjust the allowance and reserve to the level deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s 2014 Annual Report on Form 10-K. The process used for determining the adequacy of the reserve for off-balance sheet credit commitments is consistent with the process for the allowance for loan and lease losses.

The following table summarizes activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three months ended March 31, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

Changes in Allowance for Loan and Lease Losses

	For the three months ended
	March 31,
(in thousands)	2015	2014

Loans and leases outstanding, excluding covered loans	$20,910,355	$17,751,385
Average loans and leases outstanding, excluding covered loans	$20,404,720	$17,338,419
Allowance for loan and lease losses (1)
Balance, beginning of period	$310,149	$302,584
Loan charge-offs:
Commercial	(2,825)	(1,959)
Commercial real estate mortgages	—	(5)
Residential mortgages	—	(482)
Home equity loans and lines of credit	—	(16)
Installment	(277)	(46)
Total charge-offs	(3,102)	(2,508)
Recoveries of loans previously charged-off:
Commercial	1,116	1,732
Commercial real estate mortgages	1,160	100
Residential mortgages	39	35
Real estate construction	87	4,388
Home equity loans and lines of credit	38	159
Installment	220	264
Total recoveries	2,660	6,678
Net (charge-offs) recoveries	(442)	4,170
Transfers to reserve for off-balance sheet credit commitments	(849)	(964)
Balance, end of period	$308,858	$305,790

Net (charge-offs) recoveries to average loans and leases, excluding covered loans (annualized)	(0.01)%	0.10%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.48%	1.72%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$27,811	$33,944
Transfers from allowance	849	964
Balance, end of period	$28,660	$34,908

(1) The allowance for loan and lease losses in this table excludes amounts related to covered loans.

During the economic recession, the Company recognized significant charge-offs from 2008 to 2010. Total loan charge-offs have declined significantly in recent years due to improving economic and business conditions in the markets served by the Company. Higher loan recoveries in recent years were largely due to increases in the value of real estate collateral, improvements in the financial condition of the Company’s clients and guarantors, and increases in recoveries related to the use of legal remedies available to the Company. Recoveries occurred throughout the loan portfolio; however, the majority of the recoveries related to a small group of credit relationships and were primarily concentrated in the commercial and real estate construction portfolios.

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

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for March 31, 2015, December 31, 2014 and March 31, 2014 as shown in the table below:

	Allowance amount			Percentage of total allowance
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014	2015	2014	2014
Commercial and lease financing	$120,666	$115,855	$121,574	39%	37%	39%
Commercial real estate mortgages	47,017	44,745	51,361	15	15	17
Residential mortgages	9,967	10,296	11,595	3	3	4
Real estate construction	10,234	9,115	6,468	3	3	2
Home equity loans and lines of credit	6,361	6,609	6,419	2	2	2
Installment	2,153	2,228	1,824	1	1	1
Qualitative	112,460	121,301	106,549	37	39	35
Total	$308,858	$310,149	$305,790	100%	100%	100%

While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the Company’s quantitative allowance models. The methodology to determine the qualitative reserves includes segmenting the Company’s portfolio into three loan categories: Commercial real estate secured, Commercial and Consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank-specific criteria such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company’s assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions. At March 31, 2015, the Company had total qualitative reserves of $112.5 million, of which $31.3 million, $57.9 million and $23.3 million were assigned to the Commercial real estate secured, Commercial and Consumer segments, respectively. The primary drivers of the qualitative reserves as of March 31, 2015 are economic conditions, loan and industry concentrations, and loan growth. The Company had total qualitative reserves of $121.3 million and $106.5 million as of December 31, 2014 and March 31, 2014, respectively.

Nonaccrual loans, excluding covered loans, were $33.4 million at March 31, 2015, down from $42.2 million at December 31, 2014 and $71.2 million at March 31, 2014. Net loan charge-offs were $0.4 million for the three months ended March 31, 2015, compared to net recoveries of $4.2 million for the same period in 2014. Classified loans were $208.8 million at March 31, 2015, up from $190.8 million at December 31, 2014 but down from $350.7 million at March 31, 2014. The Company recorded no provision for loan and lease losses in the first quarter of 2015 and 2014. The Company recorded a $5.0 million reversal of provision in the fourth quarter of 2014. The reversal of provision in prior quarter reflected substantial loan-loss recoveries and improving credit quality.

The allowance for loan and lease losses, excluding covered loans, was $308.9 million as of March 31, 2015, compared with $310.1 million as of December 31, 2014 and $305.8 million as of March 31, 2014. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.48 percent at March 31, 2015, compared to 1.53 percent at December 31, 2014 and 1.72 percent at March 31, 2014. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 785.24 percent, 586.26 percent and 379.12 percent at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of period	$8,608	$15,922
Provision for losses	497	4,655
Change in allowance due to loan removals	647	(2,138)
Balance, end of period	$9,752	$18,439

The allowance for losses on covered loans was $9.8 million at March 31, 2015, down from $18.4 million at March 31, 2014 due to the stabilizing credit quality of covered loans and portfolio run-off. The covered loan portfolio decreased 29 percent to $480.2 million at March 31, 2015 from $673.3 million at March 31, 2014. The Company recorded a $0.5 million and $4.7 million provision for losses on covered loans during the three months ended March 31, 2015 and 2014, respectively. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for loan losses on covered loans.

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

The following table presents information on impaired loans as of March 31, 2015, December 31, 2014 and March 31, 2014. Loan and lease balances reflect the recorded investment as of the reporting date.

	March 31, 2015		December 31, 2014		March 31, 2014
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$15,127	$784	$15,611	$728	$22,788	$2,857
Impaired loans with no related allowance	36,921	—	45,611	—	77,958	—
Total impaired loans, excluding covered loans	$52,048		$61,222		$100,746

Total impaired loans by loan type:
Commercial	$7,600	$471	$15,364	$399	$28,683	$2,557
Commercial real estate mortgages	22,879	273	25,042	281	41,924	300
Residential mortgages	11,655	40	11,937	48	7,904	—
Real estate construction	8,979	—	6,609	—	18,788	—
Home equity loans and lines of credit	935	—	2,270	—	3,447	—
Total impaired loans, excluding covered loans	$52,048	$784	$61,222	$728	$100,746	$2,857

(1)         Impaired loans include $28.9 million, $30.6 million and $39.4 million of loans that are on accrual status at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

The recorded investment in impaired loans, excluding covered loans, was $52.0 million at March 31, 2015, $61.2 million at December 31, 2014 and $100.7 million at March 31, 2014. There were no impaired covered loans at March 31, 2015, December 31, 2014 or March 31, 2014.

Troubled Debt Restructured Loans

At March 31, 2015, troubled debt restructured loans were $30.0 million, before specific reserves of $0.8 million. Troubled debt restructured loans were $34.3 million, before specific reserves of $0.7 million, at December 31, 2014 and $55.5 million, before specific reserves of $0.5 million, at March 31, 2014. Troubled debt restructured loans included $18.5 million, $18.9 million and $25.2 million of restructured loans on accrual status at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. At March 31, 2015, there were no outstanding commitments to lend additional funds on restructured loans.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $39.3 million, or 0.19 percent of total loans and OREO, excluding covered assets, at March 31, 2015, compared with $52.9 million, or 0.26 percent, at December 31, 2014, and $80.7 million, or 0.45 percent, at March 31, 2014. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $11.6 million at March 31, 2015, $12.8 million at December 31, 2014 and $24.9 million at March 31, 2014.

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain regardless of the time period involved. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of March 31, 2015, December 31, 2014 and March 31, 2014.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Past due loans, excluding covered loans
30-89 days past due	$15,815	$11,903	$12,206
90 days or more past due on accrual status:
Commercial	—	148	—
Residential mortgages	379	921	379
Home equity loans and lines of credit	240	100	—
Installment	409	346	45
Total 90 days or more past due on accrual status	$1,028	$1,515	$424

Past due covered loans
30-89 days past due	$12,540	$7,416	$16,552
90 days or more past due on accrual status	22,107	28,344	38,548

The following table presents information on nonaccrual loans and OREO as of March 31, 2015, December 31, 2014 and March 31, 2014:

	March 31,	December 31,	March 31,
(in thousands)	2015	2014	2014
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$8,192	$15,096	$19,832
Commercial real estate mortgages	2,901	3,575	16,397
Residential mortgages	12,132	11,943	9,966
Real estate construction	6,598	6,598	18,760
Home equity loans and lines of credit	3,507	4,864	6,040
Installment	39	84	151
Lease financing	7	7	99
Total nonaccrual loans, excluding covered loans	33,376	42,167	71,245
OREO, excluding covered OREO	5,957	10,736	9,412
Total nonperforming assets, excluding covered assets	$39,333	$52,903	$80,657

Nonperforming covered assets
OREO	$11,552	$12,760	$24,855

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.16%	0.21%	0.40%
Nonperforming assets as a percentage of total loans and OREO	0.19	0.26	0.45
Allowance for loan and lease losses to nonaccrual loans	925.39	735.53	429.21
Allowance for loan and lease losses to total nonperforming assets	785.24	586.26	379.12

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

The table below summarizes the total activity in nonaccrual loans, excluding covered loans, for the three months ended March 31, 2015 and 2014:

Changes in Nonaccrual Loans

	For the three months ended March 31,
(in thousands)	2015	2014
Balance, beginning of the period	$42,167	$68,651
Loans placed on nonaccrual	775	12,555
Net charge-offs	(1,640)	(1,920)
Loans returned to accrual status	(1,644)	(1,482)
Repayments (including interest applied to principal)	(6,282)	(6,559)
Balance, end of the period	$33,376	$71,245

In addition to loans disclosed above as past due or nonaccrual, management has also identified $13.5 million of credit facilities to 15 borrowers as of April 27, 2015, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at March 31, 2015, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-K for the year ended December, 2014, the Company reported that management had identified $4.3 million of credit facilities to 10 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31, 2015			For the three months ended March 31, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	1,085	1,085	—	2,033	2,033
Sales	(4,779)	(631)	(5,410)	(3,186)	(2,504)	(5,690)
Valuation adjustments	—	(1,662)	(1,662)	(13)	(155)	(168)
Balance, end of period	$5,957	$11,552	$17,509	$9,412	$24,855	$34,267

OREO was $17.5 million at March 31, 2015, $23.5 million at December 31, 2014 and $34.3 million at March 31, 2014, respectively. The OREO balance at March 31, 2015 includes covered OREO of $11.6 million, compared with $12.8 million at December 31, 2014 and $24.9 million at March 31, 2014. The balance of OREO at March 31, 2015, December 31, 2014 and March 31, 2014 is net of valuation allowances of $4.1 million, $7.4 million and $14.6 million, respectively.

The Company recognized $0.6 million in total net gain on the sale of OREO in the first quarter of 2015, compared to $1.9 million in the fourth quarter of 2014 and $2.8 million in the year-earlier quarter. Net gain on the sale of OREO in the first quarter of 2015 included $12 thousand of net gain related to the sale of covered OREO, compared to $1.8 million in the fourth quarter of 2014 and $0.4 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	March 31,	December 31,	March 31,
(in thousands) (1)	2015	2014	2014
Accrued interest receivable	$77,911	$80,721	$71,105
Deferred compensation fund assets	93,599	92,199	86,571
Stock in government agencies	58,376	58,376	57,202
Private equity and alternative investments	29,188	29,212	31,589
Bank-owned life insurance	88,742	88,069	86,026
Derivative assets	76,695	51,586	35,469
Income tax receivable	44,031	29,463	6,424
FDIC receivable (payable)	2,335	(993)	1,137
Equipment on operating leases, net	15,309	18,544	30,058
Other	93,003	90,670	102,546
Total other assets	$579,189	$537,847	$508,127

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Deposits

Deposits totaled $28.52 billion, $28.11 billion and $25.73 billion at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Average deposits totaled $27.81 billion for the first quarter of 2015, a decrease of 3 percent from $28.55 billion for the fourth quarter of 2014 and an increase of 10 percent from $25.37 billion for the first quarter of 2014. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $27.29 billion, $28.06 billion and $24.89 billion for the quarters ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively, and represented 98 percent of total deposits for each respective period. Average noninterest-bearing deposits in the first quarter of 2015 decreased 2 percent from the fourth quarter of 2014 and increased 15 percent from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $3.01 billion in the first quarter of 2015, compared with $3.12 billion in the fourth quarter of 2014 and $2.65 billion for the first quarter of 2014. The growth in Treasury Services deposits from the year-earlier quarter largely reflects higher single-family residential mortgage transaction activity.

Borrowed Funds

Total borrowed funds were $638.8 million, $961.5 million and $737.6 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Total average borrowed funds were $894.9 million, $639.5 million and $738.9 million for the quarters ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $4.4 million as of March 31, 2015 compared to $322.9 million as of December 31, 2014 and $4.1 million as of March 31, 2014. Short-term borrowings at March 31, 2015 consist of the current portions of nonrecourse debt.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $634.4 million, $638.6 million and $733.5 million as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. The decrease from the year-earlier quarter was due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014. The Company’s long-term borrowings have maturity dates ranging from April 2016 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $9.95 billion at March 31, 2015, $9.49 billion at December 31, 2014 and $8.27 billion at March 31, 2014.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its clients to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. The Company had $707.7 million in letters of credit at March 31, 2015, of which $589.3 million relate to standby letters of credit and $118.4 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

As of March 31, 2015, the Company had private equity fund and alternative investment fund commitments of $71.1 million, of which $59.8 million was funded. As of December 31, 2014 and March 31, 2014, the Company had private equity and alternative investment fund commitments of $67.4 million and $70.9 million, of which $59.4 million and $62.6 million was funded, respectively.

Capital

In July 2013, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System adopted a final rule that revises its risk-based and leverage capital requirements (referred to as the Basel III rule). The Basel III final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher minimum Tier 1 capital requirement. For banking organizations not subject to the advanced approaches rule, compliance with the standardized approach for determining risk-weighted assets and compliance with the transition period for the revised minimum regulatory capital ratios began on January 1, 2015. The transition period for the capital conservation buffer will begin on January 1, 2016 and the fully implemented regulatory capital ratios will be effective on January 1, 2019. Important elements of the Basel III rule include the following:

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

The Basel III rule became effective for the Company on January 1, 2015. Using the new standards at March 31, 2015, the Company reported a common equity tier 1 capital ratio of 8.71 percent, a tier 1 capital ratio of 9.82 percent, a total capital ratio of 11.87 percent and a tier 1 leverage ratio of 7.53 percent.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at March 31, 2015, December 31, 2014 and March 31, 2014:

	Regulatory Well-Capitalized Standards	March 31, 2015	December 31, 2014		March 31, 2014
City National Corporation (1)
Common equity tier 1 capital (1)	6.50%	8.71%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.82	9.78		10.18
Total risk-based capital	10.00	11.87	11.95		13.08
Tier 1 leverage	—	7.53	7.22		7.41
Tangible common equity to tangible assets (2)	—	6.50	6.28		6.31

City National Bank (1)
Common equity tier 1 capital (1)	6.50%	9.58%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.58	9.60		10.25
Total risk-based capital	10.00	11.69	11.74		13.10
Tier 1 leverage	5.00	7.35	7.08		7.45

(1)         Risk-based capital ratios for the current period were calculated under Basel III rules, which became effective for the Company on January 1, 2015. Prior period data was based on Basel I rules. Common equity tier 1 capital under Basel III replaces Tier 1 common equity under Basel I.

(2)         Tangible common equity to tangible assets is a non-GAAP financial measure that represents total common equity less identifiable intangible assets and goodwill divided by total assets less identifiable assets and goodwill. Management reviews tangible common equity to tangible assets in evaluating the Company’s capital levels and has included this ratio in response to market participant and regulatory’ interest in tangible common equity as a measure of capital. See reconciliation of the GAAP financial measure to this non-GAAP financial measure below.

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands) (1)	March 31, 2015	December 31, 2014	March 31, 2014
Common equity	$2,750,754	$2,675,085	$2,515,722
Less: Goodwill and other intangible assets	(669,322)	(670,699)	(681,756)
Tangible common equity (A)	$2,081,432	$2,004,386	$1,833,966

Total assets	$32,698,899	$32,597,232	$29,725,630
Less: Goodwill and other intangible assets	(669,322)	(670,699)	(681,756)
Tangible assets (B)	$32,029,577	$31,926,533	$29,043,874

Tangible common equity to tangible assets (A)/(B)	6.50%	6.28%	6.31%

(1)   Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The ratio of period-end equity to period-end assets was 9.23 percent, 9.03 percent and 9.36 percent as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Period-end common shareholders’ equity to period-end assets was 8.41 percent, 8.21 percent and 8.46 percent for the same periods, respectively.

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

A quantitative and qualitative discussion about market risk is included on pages 72 to 77 of the Corporation’s Form 10-K for the year ended December 31, 2014.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 94 percent of funding for average total assets for the first quarter of 2015 and for the year-earlier quarter. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $255.0 million for the three months ended March 31, 2015. No funding was obtained through short-term wholesale or market sources for the year-earlier period. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $640.0 million for the three months ended March 31, 2015, compared with $738.9 million for the year-earlier quarter. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $474.9 million for the first quarter of 2015, compared with $903.1 million in the year-earlier quarter. In addition, the Company has committed and unutilized secured borrowing capacity of $6.27 billion as of March 31, 2015 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.57 billion and $5.52 billion for the quarters ended March 31, 2015 and 2014, respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $6.81 billion at March 31, 2015. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 200 basis point and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at March 31, 2015, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of March 31, 2015, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. The Company’s net interest income simulation for 2015 was performed under two rate scenarios: a 200 basis point gradual increase in rates and a 400 basis point gradual increase in rates, both over a 2-year horizon. Under the 200 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 4 percent per year. At March 31, 2015, a gradual 200 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 6.5 percent in year one and 23 percent in year two over the base case. The dynamic simulation incorporates balance sheet changes resulting from a gradual 200 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 7.8 percent in year one and 31.7 percent in year two over the base case. Under the 400 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 7.5 percent per year. At March 31, 2015, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 13.3 percent in year one and 45.9 percent in year two over the base case. This compares to an increase in projected net interest income of 10.5 percent in year one and 37.3 percent in year two over the base case at March 31, 2014. The dynamic simulation based on a gradual 400 basis point increase in rates results in an increase in projected net interest income of approximately 14.2 percent in year one and 49.8 percent in year two over the base case. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily growth in floating rate loans and non-rate sensitive deposits. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest-bearing and rate-stable core deposits. The Company’s interest-rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction. The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of March 31, 2015. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,656	$5,922	$8,578	$73	$1,451	$10,102
Commercial real estate mortgages	288	2,164	2,452	78	1,207	3,737
Residential mortgages	7	—	7	3,815	1,478	5,300
Real estate construction	112	656	768	—	26	794
Home equity loans and lines of credit	772	—	772	4	16	792
Installment	98	—	98	—	88	186
Covered loans	15	62	77	329	74	480
Total loans and leases	$3,948	$8,804	$12,752	$4,299	$4,340	$21,391

Percentage of portfolio	19%	41%	60%	20%	20%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At March 31, 2015, $12.75 billion (60 percent) of the Company’s loan portfolio was floating rate, of which $10.95 billion (86 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.53 billion (12 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $29.6 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of March 31, 2015:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,910	$854	$182	$2	$3,948
LIBOR	8,038	678	60	28	8,804
Total floating rate loans	$10,948	$1,532	$242	$30	$12,752

% of total floating rate loans	86%	12%	2%	—%	100%

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

As of March 31, 2015, an instantaneous 200 basis point increase in interest rates results in a 0.8 percent decline in EVE. This compares to a 6.2 percent decline in EVE a year-earlier. The decrease in sensitivity is primarily due to changes in the mix of the balance sheet and decline in long-term interest rates. Measurement of a 200 basis point decrease in rates as of March 31, 2015 and 2014 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at March 31, 2015, December 31, 2014 and March 31, 2014.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2015. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At March 31, 2015 and 2014, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.66 billion and $3.10 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had no credit risk exposure at March 31, 2015, compared with $2.2 million of credit risk exposure at March 31, 2014. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at March 31, 2015 and March 31, 2014. The Company delivered cash and securities collateral valued at $62.5 million on swap agreements at March 31, 2015 and $27.5 million at March 31, 2014.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At March 31, 2015, the Company’s outstanding foreign exchange contracts for client accounts totaled $872.2 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $15.4 million and $16.0 million, respectively, at March 31, 2015. At March 31, 2015, the Company had delivered and received cash collateral on foreign exchange contracts totaling $2.1 million and $1.9 million, respectively.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

For a discussion of risk factors relating to the Company’s business, refer to Item 1A of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“Form 10-K”). There has been no material change in the risk factors as previously disclosed in the Company’s Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended March 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

ITEM 6.    EXHIBITS

Exhibit No.

10.1*	Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (TSR), dated as of March 11, 2015 by and between Registrant and Russell D. Goldsmith (Filed herewith).

10.2*	Performance Unit Award Agreement Addendum (TSR) (Filed herewith).

10.3*

Performance Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan (Performance Metrics Based), dated as of March 11, 2015 by and between Registrant and Russell D. Goldsmith (Filed herewith).

10.4*	Performance Unit Award Agreement Addendum (Performance Metrics Based) (Filed herewith).

10.5*	Annual Stock Unit Award Agreement Under the City National Corporation 2008 Omnibus Plan, dated as of March 11, 2015 by and between Registrant and Russell D. Goldsmith (Filed herewith).

10.6*	Annual Stock Unit Award Agreement Addendum (Filed herewith).

10.7*	Eleventh Amendment to Employment Agreement, dated as of February 27, 2015, among Bram Goldsmith, Registrant and City National Bank (Filed herewith).

10.8*	Form of Restricted Stock Award Agreement Under the City National Corporation 2008 Omnibus Plan (Filed herewith).

10.9*	Form of Stock Option Award Agreement Under the City National Corporation 2008 Omnibus Plan (Filed herewith).

12	Statement Re: Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Requirements.

31.1	Chief Executive Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITY NATIONAL CORPORATION
(Registrant)

DATE: May 8, 2015	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)