Form 10-Q
period 2015-06-30
CITY NATIONAL CORP
filed 2015-08-07
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 55,750,611 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Cash and due from banks	$433,629	$336,470
Due from banks - interest-bearing	704,258	119,981
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale - cost $4,943,133 and $5,894,509 at June 30, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	10,964	14,654
Held in portfolio	4,929,879	5,868,329
Securities held-to-maturity - fair value $3,460,942 and $3,484,647 at June 30, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	518,952	521,262
Held in portfolio	2,903,227	2,905,769
Trading securities	110,136	173,188
Loans and leases, excluding covered loans	21,929,328	20,337,206
Less: Allowance for loan and lease losses	316,922	310,149
Loans and leases, excluding covered loans, net	21,612,406	20,027,057
Covered loans, net of allowance for loan losses	425,958	502,371
Net loans and leases	22,038,364	20,529,428
Premises and equipment, net	205,507	207,700
Deferred tax asset	237,853	233,811
Goodwill	637,918	635,868
Customer-relationship intangibles, net	32,227	34,831
Affordable housing investments	194,443	186,423
Customers’ acceptance liability	3,462	17,664
Other real estate owned ($11,311 and $12,760 covered by FDIC loss share at June 30, 2015 and December 31, 2014, respectively)	17,268	23,496
FDIC indemnification asset	34,799	50,511
Other assets	547,612	537,847
Total assets	$33,760,498	$32,597,232

Liabilities
Demand deposits	$19,648,595	$18,030,021
Interest checking deposits	2,462,289	2,736,391
Money market deposits	6,323,160	6,198,798
Savings deposits	483,794	469,931
Time deposits-under $100,000	147,138	155,568
Time deposits-$100,000 and over	416,254	517,394
Total deposits	29,481,230	28,108,103
Short-term borrowings	6,322	322,861
Long-term debt	640,617	638,600
Reserve for off-balance sheet credit commitments	30,024	27,811
Acceptances outstanding	3,462	17,664
Other liabilities	488,940	499,514
Total liabilities	30,650,595	29,614,553
Redeemable noncontrolling interest	37,755	39,978
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at June 30, 2015 and December 31, 2014	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 55,664,127 and 55,162,455 shares issued at June 30, 2015 and December 31, 2014, respectively	55,664	55,162
Additional paid-in capital	615,371	578,046
Accumulated other comprehensive loss	(1,760)	(7,074)
Retained earnings	2,153,871	2,071,230
Treasury shares, at cost - 311,068 and 377,224 shares at June 30, 2015 and December 31, 2014, respectively	(18,614)	(22,279)
Total common shareholders’ equity	2,804,532	2,675,085
Total shareholders’ equity	3,072,148	2,942,701
Total liabilities and shareholders’ equity	$33,760,498	$32,597,232

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest income
Loans and leases	$204,525	$186,999	$388,557	$356,696
Securities	41,196	43,471	83,268	85,046
Due from banks - interest-bearing	433	378	569	820
Federal funds sold and securities purchased under resale agreements	1,134	1,477	2,375	2,848
Total interest income	247,288	232,325	474,769	445,410
Interest expense
Deposits	1,880	2,060	3,800	4,194
Federal funds purchased and securities sold under repurchase agreements	8	—	79	—
Subordinated debt	3,746	6,117	7,492	12,221
Other long-term debt	5,144	5,046	10,308	10,095
Total interest expense	10,778	13,223	21,679	26,510
Net interest income	236,510	219,102	453,090	418,900
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	10,000	(1,000)	10,000	(1,000)
(Reversal of) provision for losses on covered loans	1,091	(1,461)	1,588	3,194
Net interest income after provision	225,419	221,563	441,502	416,706
Noninterest income
Trust and investment fees	58,487	54,599	114,008	107,905
Brokerage and mutual fund fees	11,424	14,240	22,022	24,282
Cash management and deposit transaction charges	12,861	12,128	25,494	24,161
International services	11,774	11,483	22,442	21,878
FDIC loss sharing expense, net	(10,808)	(24,161)	(17,496)	(31,244)
Gain on disposal of assets	1,538	6,838	1,648	9,664
Gain on sale of securities	1,924	5,367	5,300	7,489
Other	25,975	20,853	50,897	38,460
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(634)	(565)	(699)	(565)
Less: Portion of loss recognized in other comprehensive income	363	317	363	317
Net impairment loss recognized in earnings	(271)	(248)	(336)	(248)
Total noninterest income	112,904	101,099	223,979	202,347
Noninterest expense
Salaries and employee benefits	144,681	138,859	289,249	275,692
Net occupancy of premises	16,179	16,595	32,252	32,689
Legal and professional fees	17,348	18,393	34,286	31,343
Information services	10,648	9,463	20,508	18,809
Depreciation and amortization	9,508	7,885	24,490	15,713
Amortization of intangibles	1,226	1,454	2,603	2,941
Marketing and advertising	8,938	8,982	17,768	18,757
Office services and equipment	5,102	5,287	10,238	10,197
Other real estate owned	1,094	2,372	3,825	3,805
FDIC assessments	5,276	2,765	10,370	4,156
Other operating	11,660	9,527	20,513	18,332
Total noninterest expense	231,660	221,582	466,102	432,434
Income before income taxes	106,663	101,080	199,379	186,619
Income taxes	37,684	35,109	68,281	66,119
Net income	$68,979	$65,971	$131,098	$120,500
Less: Net income attributable to noncontrolling interest	480	510	1,033	1,209
Net income attributable to City National Corporation	$68,499	$65,461	$130,065	$119,291
Less: Dividends on preferred stock	4,094	4,094	8,188	8,188
Net income available to common shareholders	$64,405	$61,367	$121,877	$111,103
Net income per common share, basic	$1.15	$1.11	$2.17	$2.01
Net income per common share, diluted	$1.13	$1.09	$2.14	$1.98
Weighted-average common shares outstanding, basic	55,748	54,957	55,586	54,824
Weighted-average common shares outstanding, diluted	56,663	55,632	56,484	55,541
Dividends per common share	$0.35	$0.33	$0.70	$0.66

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income	$68,979	$65,971	$131,098	$120,500
Other comprehensive (loss) income, net of tax:
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	(6,406)	9,764	7,679	22,317
Reclassification adjustment for net gains included in net income	(178)	(3,117)	(2,147)	(4,392)
Non-credit related impairment loss	(211)	(184)	(211)	(184)
Foreign currency translation adjustments	4	—	(7)	—
Total other comprehensive (loss) income	(6,791)	6,463	5,314	17,741
Comprehensive income	$62,188	$72,434	$136,412	$138,241
Less: Comprehensive income attributable to noncontrolling interest	480	510	1,033	1,209
Comprehensive income attributable to City National Corporation	$61,708	$71,924	$135,379	$137,032

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$131,098	$120,500
Adjustments to net income:
(Reversal of) provision for credit losses on loans and leases, excluding covered loans	10,000	(1,000)
Provision for losses on covered loans	1,588	3,194
Depreciation and amortization	24,490	15,713
Amortization of intangibles	2,603	2,941
Share-based employee compensation expense	11,246	10,636
Deferred income tax benefit	(7,905)	(3,492)
Gain on disposal of assets	(1,648)	(9,664)
Gain on sale of securities	(5,300)	(7,489)
Impairment loss on securities	336	248
Other, net	16,367	17,383
Net change in:
Trading securities	62,949	(3,802)
Other assets and other liabilities, net	(38,204)	(22,392)
Net cash provided by operating activities	207,620	122,776

Cash Flows From Investing Activities
Purchase of securities available-for-sale	(823,320)	(820,540)
Sales of securities available-for-sale	400,803	626,055
Maturities and paydowns of securities available-for-sale	1,366,066	1,133,677
Purchase of securities held-to-maturity	(148,849)	(537,894)
Maturities and paydowns of securities held-to-maturity	151,613	75,409
Loan originations, net of principal collections	(1,492,182)	(1,171,116)
Net payments for premises and equipment	(22,714)	(22,614)
Other investing activities, net	(140)	19,224
Net cash used in investing activities	(568,723)	(697,799)

Cash Flows From Financing Activities
Net increase in deposits	1,373,127	972,088
Net (decrease) increase in federal funds purchased	(320,000)	50,000
Issuance of long-term debt	29,609	18,070
Repayment of long-term debt	(24,126)	(19,765)
Proceeds from exercise of stock options	28,996	16,387
Tax benefit from exercise of stock options	5,521	3,240
Cash dividends paid	(47,042)	(44,374)
Other financing activities, net	(3,546)	(16,252)
Net cash provided by financing activities	1,042,539	979,394
Net increase in cash and cash equivalents	681,436	404,371
Cash and cash equivalents at beginning of year	656,451	935,946
Cash and cash equivalents at end of period	$1,337,887	$1,340,317

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,656	$26,484
Income taxes	62,645	55,461
Non-cash investing activities:
Transfer of loans to other real estate owned	$3,915	$4,131

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	income (loss)	earnings	shares	equity

Balance, December 31, 2013	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Adjustment to initially apply Accounting Standards Update 2014-01	—	—	—	—	—	(11,941)	—	(11,941)
Balance, January 1, 2014	54,667,295	267,616	54,667	541,210	(15,641)	1,906,222	(25,029)	2,729,045
Net income (1)	—	—	—	—	—	119,291	—	119,291
Other comprehensive income, net of tax	—	—	—	—	17,741	—	—	17,741
Issuance of shares under share-based compensation plans	289,544	—	290	9,653	—	—	2,581	12,524
Share-based employee compensation expense	—	—	—	8,875	—	—	—	8,875
Tax benefit from share-based compensation plans	—	—	—	3,306	—	—	—	3,306
Dividends:
Preferred	—	—	—	—	—	(8,188)	—	(8,188)
Common	—	—	—	—	—	(36,541)	—	(36,541)
Net change in deferred compensation plans	—	—	—	741	—	—	(2)	739
Change in redeemable noncontrolling interest	—	—	—	(7,501)	—	—	—	(7,501)
Balance, June 30, 2014	54,956,839	$267,616	$54,957	$556,284	$2,100	$1,980,784	$(22,450)	$2,839,291

Balance, December 31, 2014	55,162,455	$267,616	$55,162	$578,046	$(7,074)	$2,071,230	$(22,279)	$2,942,701
Net income (1)	—	—	—	—	—	130,065	—	130,065
Other comprehensive income, net of tax	—	—	—	—	5,314	—	—	5,314
Issuance of shares under share-based compensation plans	501,192	—	501	21,793	—	—	3,666	25,960
Share-based employee compensation expense	—	—	—	8,279	—	—	—	8,279
Tax benefit from share-based compensation plans	—	—	—	7,906	—	—	—	7,906
Dividends:
Preferred	—	—	—	—	—	(8,188)	—	(8,188)
Common	—	—	—	—	—	(39,236)	—	(39,236)
Net change in deferred compensation plans	480	—	1	782	—	—	(1)	782
Change in redeemable noncontrolling interest	—	—	—	(1,435)	—	—	—	(1,435)
Balance, June 30, 2015	55,664,127	$267,616	$55,664	$615,371	$(1,760)	$2,153,871	$(18,614)	$3,072,148

(1)              Net income excludes net income attributable to redeemable noncontrolling interest of $1,033 and $1,209 for the six-month periods ended June 30, 2015 and 2014, respectively. Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, investment and trust services through 75 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of June 30, 2015, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the six months ended June 30, 2015:

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

	Consolidated Balance Sheet
	As of December 31, 2014
(in thousands)	As Reported	As Adjusted
		(Unaudited)
Assets
Deferred tax asset	$230,376	$233,811
Affordable housing investments	203,010	186,423
Other assets	537,826	537,847
Shareholders’ equity
Retained earnings	2,084,361	2,071,230

Note 1. Summary of Significant Accounting Policies (Continued)

	Consolidated Statement of Income
	For the three months ended		For the six months ended
	June 30, 2014		June 30, 2014
(in thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
	(Unaudited)		(Unaudited)
Noninterest expense
Other operating	$13,567	$9,527	$26,413	$18,332

Income taxes	29,829	35,109	56,117	66,119
Net income	67,211	65,971	122,421	120,500

Net income per common share, basic	$1.13	$1.11	$2.04	$2.01
Net income per common share, diluted	$1.11	$1.09	$2.01	$1.98

	Consolidated Statement of Cash Flows
	For the six months ended
	June 30, 2014
(in thousands)	As Reported	As Adjusted
	(Unaudited)
Cash Flows From Operating Activities
Net income	$122,421	$120,500
Adjustments to net income:
Deferred income tax benefit	(2,934)	(3,492)
Other, net	14,926	17,383
Net change in:
Other assets and other liabilities, net	(22,414)	(22,392)

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

•                  In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. Under the ASU, if a cloud computing arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under ASC 350-40. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either (1) prospectively to arrangements entered into or materially modified after the effective date, or (2) retrospectively. The Company is assessing the impact of the new guidance on its consolidated financial statements.

•                  In July 2015, the FASB approved to defer by one year the effective dates of its revenue recognition standard ASU 2014-09, Revenue from Contracts with Customers: Topic 606. As a result, the standard would be effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of June 30, 2015	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$148,308	$148,308	$—	$—
Federal agency - Debt	899,934	—	899,934	—
Federal agency - MBS	96,878	—	96,878	—
CMOs - Federal agency	3,286,076	—	3,286,076	—
CMOs - Non-agency	21,731	—	21,731	—
State and municipal	400,055	—	396,509	3,546
Other debt securities	87,395	—	87,395	—
Equity securities and mutual funds	466	466	—	—
Trading securities	110,136	103,999	6,137	—
Derivative assets (1)	51,671	6,597	43,201	1,873
Contingent consideration asset (1)	2,605	—	—	2,605
Total assets at fair value	$5,105,255	$259,370	$4,837,861	$8,024

Liabilities
Derivative liabilities	$49,587	$6,235	$43,352	$—
Contingent consideration liability	36,573	—	—	36,573
FDIC clawback liability	16,289	—	—	16,289
Other liabilities	850	—	850	—
Total liabilities at fair value (2)	$103,299	$6,235	$44,202	$52,862

Redeemable noncontrolling interest	$37,755	$—	$—	$37,755

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$5,577	$—	$635	$4,942
Private equity and alternative investments	4,434	—	—	4,434
Total assets at fair value	$10,011	$—	$635	$9,376

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

(3) Includes covered OREO.

At June 30, 2015, $5.11 billion, or approximately 15 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.11 billion, or 19 percent, at December 31, 2014. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At June 30, 2015, $103.3 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $102.3 million at December 31, 2014. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the six months ended June 30, 2015. At June 30, 2015, $10.0 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $5.6 million at December 31, 2014. These assets represent less than one percent of total assets and were measured using Level 2 or Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 and 2014.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the six months ended June 30, 2015
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Asset	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,547	$882	$2,930	$(34,983)	$(15,106)
Total realized/unrealized gains (losses):
Included in earnings	—	103	(325)	(754)	(1,183)
Included in other comprehensive income	(1)	—	—	—	—
Additions	—	888	—	—	—
Other (1)	—	—	—	(836)	—
Balance, end of period	$3,546	$1,873	$2,605	$(36,573)	$(16,289)

	For the six months ended June 30, 2014
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$—	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	78	—	(2,112)
Included in other comprehensive income	(16)	—	—	—
Additions	—	489	—	—
Settlements	—	(2)	16,250	—
Other (1)	—	—	(813)	—
Balance, end of period	$3,617	$565	$(34,463)	$(14,079)

(1)    Other rollforward activity consists of accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the six months ended June 30, 2015 and 2014.

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

Note 2. Fair Value Measurements (Continued)

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. In 2014, the Company made total contingent consideration payments to Rochdale’s former shareholders of approximately $17.4 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $16 million to $47 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, and (2) loan performance assumptions such as prepayments and losses.

There were no transfers into or out of Level 3 assets or liabilities measured on a recurring basis during the six months ended June 30, 2015 and 2014.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at June 30, 2015	Valuation Method	Unobservable Inputs
Other real estate owned	$4,942	Third-party appraisal	- Fair values are primarily based on unadjusted appraised values. - One property is valued using comparable sales values resulting in discount to appraised value of 12%.

Private equity and alternative investments	$4,434	See note (1)	- See note (1) - Fair values reflect discounts to investment carrying amounts ranging from 14% to 50%.

(1)

Fair values are based on management’s assumptions regarding recoverability of an investment based on a range of factors including, but not limited to, nature and age of the investment, actual and forecasted investment performance, fund operating results, recent and planned transactions, general and industry specific market conditions, performance of comparable companies and investment exit strategies.

Note 2. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Collateral dependent impaired loans:
Commercial real estate mortgages	$—	$—	$—	$(5)
Residential mortgages	—	74	—	74
Other real estate owned (1)	318	1,006	(1,319)	1,067
Private equity and alternative investments	(1,230)	—	(1,630)	—
Total net (losses) gains recognized	$(912)	$1,080	$(2,949)	$1,136

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

	June 30, 2015
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$433.6	$433.6	$433.6	$—	$—
Due from banks - interest-bearing	704.3	704.3	704.3	—	—
Securities purchased under resale agreements	200.0	201.3	—	201.3	—
Securities held-to-maturity	3,422.2	3,460.9	—	3,460.9	—
Loans and leases, net of allowance	21,612.4	22,102.9	—	—	22,102.9
Covered loans, net of allowance	426.0	471.0	—	—	471.0
FDIC indemnification asset	34.8	27.8	—	—	27.8
Investment in FHLB and FRB stock	50.6	50.6	—	50.6	—

Financial Liabilities:
Deposits	$29,481.2	$29,482.2	$—	$28,917.8	$564.4
Short-term borrowings	6.3	6.3	—	—	6.3
Long-term debt	640.6	708.0	—	606.8	101.2

	December 31, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$336.5	$336.5	$336.5	$—	$—
Due from banks - interest-bearing	120.0	120.0	120.0	—	—
Securities purchased under resale agreements	200.0	201.1	—	201.1	—
Securities held-to-maturity	3,427.0	3,484.6	—	3,484.6	—
Loans and leases, net of allowance	20,027.1	20,576.9	—	—	20,576.9
Covered loans, net of allowance	502.4	549.1	—	—	549.1
FDIC indemnification asset	50.5	40.2	—	—	40.2
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$28,108.1	$28,109.6	$—	$27,435.1	$674.5
Short-term borrowings	322.9	322.9	320.0	—	2.9
Long-term debt	638.6	704.3	—	605.3	99.0

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

Note 2. Fair Value Measurements (Continued)

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

Note 3. Securities

At June 30, 2015, the Company had total securities of $8.47 billion, comprised of securities available-for-sale at fair value of $4.94 billion, securities held-to-maturity at amortized cost of $3.42 billion and trading securities at fair value of $110.1 million. At December 31, 2014, the Company had total securities of $9.48 billion, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million.

Note 3. Securities (Continued)

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at June 30, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2015
Securities available-for-sale:
U.S. Treasury	$148,263	$59	$(14)	$148,308
Federal agency - Debt	899,379	762	(207)	899,934
Federal agency - MBS	95,778	2,139	(1,039)	96,878
CMOs - Federal agency	3,295,300	19,497	(28,721)	3,286,076
CMOs - Non-agency	22,091	21	(381)	21,731
State and municipal	395,350	4,946	(241)	400,055
Other debt securities	86,308	1,087	—	87,395
Total debt securities	4,942,469	28,511	(30,603)	4,940,377
Equity securities and mutual funds	664	—	(198)	466
Total securities available-for-sale	$4,943,133	$28,511	$(30,801)	$4,940,843

Securities held-to-maturity (1):
Federal agency - Debt	$323,805	$6,431	$(166)	$330,070
Federal agency - MBS	578,603	11,447	(3,105)	586,945
CMOs - Federal agency	1,684,687	26,833	(7,480)	1,704,040
State and municipal	749,253	13,641	(9,021)	753,873
Other debt securities	85,831	183	—	86,014
Total securities held-to-maturity	$3,422,179	$58,535	$(19,772)	$3,460,942

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$116,919	$17	$(10)	$116,926
Federal agency - Debt	1,401,303	558	(3,280)	1,398,581
Federal agency - MBS	102,939	2,601	(1,014)	104,526
CMOs - Federal agency	3,599,831	19,628	(38,869)	3,580,590
CMOs - Non-agency	24,385	40	(411)	24,014
State and municipal	473,272	6,139	(380)	479,031
Other debt securities	174,352	1,817	—	176,169
Total debt securities	5,893,001	30,800	(43,964)	5,879,837
Equity securities and mutual funds	1,508	1,988	(350)	3,146
Total securities available-for-sale	$5,894,509	$32,788	$(44,314)	$5,882,983

Securities held-to-maturity (1):
Federal agency - Debt	$292,932	$6,430	$(255)	$299,107
Federal agency - MBS	553,589	13,427	(2,275)	564,741
CMOs - Federal agency	1,811,574	29,998	(10,292)	1,831,280
State and municipal	682,705	22,732	(1,997)	703,440
Other debt securities	86,231	72	(224)	86,079
Total securities held-to-maturity	$3,427,031	$72,659	$(15,043)	$3,484,647

(1)    Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $2.6 million and $400.8 million for the three and six months ended June 30, 2015, compared with $15.0 million and $626.1 million for the three and six months ended June 30, 2014. There were no sales of securities held-to-maturity during the three and six months ended June 30, 2015 and 2014. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Gross realized gains	$2,032	$5,368	$5,424	$7,970
Gross realized losses	(108)	(1)	(124)	(481)
Net realized gains	$1,924	$5,367	$5,300	$7,489

Interest income on securities for the three months ended June 30, 2015 and 2014 is comprised of: (i) taxable interest income of $34.1 million and $37.5 million, respectively, (ii) nontaxable interest income of $7.1 million and $6.0 million, respectively, and (iii) dividend income of $19 thousand and $16 thousand, respectively. Interest income on securities for the six months ended June 30, 2015 and 2014 is comprised of: (i) taxable interest income of $69.1 million and $73.5 million, respectively, (ii) nontaxable interest income of $14.1 million and $11.5 million, respectively, and (iii) dividend income of $30 thousand and $25 thousand, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$72,793	$75,515	$—	$—	$148,308
Federal agency - Debt	476,226	423,708	—	—	899,934
Federal agency - MBS	—	96,878	—	—	96,878
CMOs - Federal agency	120,247	2,988,305	177,524	—	3,286,076
CMOs - Non-agency	1,223	20,508	—	—	21,731
State and municipal	175,966	220,741	—	3,348	400,055
Other	38,636	48,759	—	—	87,395
Total debt securities available-for-sale	$885,091	$3,874,414	$177,524	$3,348	$4,940,377

Amortized cost	$882,733	$3,877,641	$178,695	$3,400	$4,942,469

Securities held-to-maturity:
Federal agency - Debt	$—	$23,000	$149,266	$151,539	$323,805
Federal agency - MBS	—	47,500	526,581	4,522	578,603
CMOs - Federal agency	9,728	762,883	912,076	—	1,684,687
State and municipal	—	141,904	401,476	205,873	749,253
Other	—	85,831	—	—	85,831
Total debt securities held-to-maturity at amortized cost	$9,728	$1,061,118	$1,989,399	$361,934	$3,422,179

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million for the three and six months ended June 30, 2015. The Company recorded impairment losses in earnings of $0.2 million for the three and six months ended June 30, 2014. The Company recognized after-tax amounts of $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities classified as available-for-sale at June 30, 2015 and 2014. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2015 and 2014.

The following table provides total impairment losses recognized in earnings on other-than-temporarily impaired securities for the three and six months ended June 30, 2015 and 2014:

(in thousands)	For the three months ended		For the six months ended
Impairment Losses on	June 30,		June 30,
Other-Than-Temporarily Impaired Securities	2015	2014	2015	2014
Non-agency CMOs	$52	$248	$117	$248
Equity securities	219	—	219	—
Total	$271	$248	$336	$248

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and six months ended June 30, 2015 and 2014. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

Note 3. Securities (Continued)

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,535	$4,549	$2,470	$4,549
Subsequent credit-related impairment	52	248	117	248
Reduction for securities sold or redeemed	—	(2,402)	—	(2,402)
Balance, end of period	$2,587	$2,395	$2,587	$2,395

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
June 30, 2015
Securities available-for-sale:
U.S. Treasury	$89,266	$14	$—	$—	$89,266	$14
Federal agency - Debt	307,112	207	—	—	307,112	207
Federal agency - MBS	—	—	54,924	1,039	54,924	1,039
CMOs - Federal agency	718,502	3,031	1,200,002	25,690	1,918,504	28,721
CMOs - Non-agency	6,342	19	11,738	362	18,080	381
State and municipal	151,358	188	3,547	53	154,905	241
Total debt securities	1,272,580	3,459	1,270,211	27,144	2,542,791	30,603
Equity securities and mutual funds	466	198	—	—	466	198
Total securities available-for-sale	$1,273,046	$3,657	$1,270,211	$27,144	$2,543,257	$30,801

Securities held-to-maturity:
Federal agency - Debt	$27,656	$68	$5,668	$98	$33,324	$166
Federal agency - MBS	130,389	2,014	39,975	1,091	170,364	3,105
CMOs - Federal agency	400,181	3,376	221,525	4,104	621,706	7,480
State and municipal	264,376	7,102	33,001	1,919	297,377	9,021
Total securities held-to-maturity	$822,602	$12,560	$300,169	$7,212	$1,122,771	$19,772

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$15,814	$10	$—	$—	$15,814	$10
Federal agency - Debt	1,008,234	2,622	135,868	658	1,144,102	3,280
Federal agency - MBS	35	—	57,970	1,014	58,005	1,014
CMOs - Federal agency	871,026	3,417	1,261,695	35,452	2,132,721	38,869
CMOs - Non-agency	1,949	15	12,720	396	14,669	411
State and municipal	130,208	314	4,183	66	134,391	380
Total debt securities	2,027,266	6,378	1,472,436	37,586	3,499,702	43,964
Equity securities and mutual funds	538	350	—	—	538	350
Total securities available-for-sale	$2,027,804	$6,728	$1,472,436	$37,586	$3,500,240	$44,314

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$26,316	$255	$26,316	$255
Federal agency - MBS	4,800	21	114,856	2,254	119,656	2,275
CMOs - Federal agency	202,014	2,247	588,019	8,045	790,033	10,292
State and municipal	14,851	76	95,647	1,921	110,498	1,997
Other debt securities	61,813	224	—	—	61,813	224
Total securities held-to-maturity	$283,478	$2,568	$824,838	$12,475	$1,108,316	$15,043

Note 3. Securities (Continued)

At June 30, 2015, the Company had securities available-for-sale with a fair value of $2.54 billion and securities held-to-maturity with a fair value of $1.12 billion in an unrealized loss position. The debt securities in an unrealized loss position totaled 553 and included 4 U.S. Treasury notes, 10 federal agency debt securities, 28 federal agency MBS, 131 federal agency CMOs, 4 non-agency CMOs and 376 state and municipal securities. At June 30, 2015, the Company had one equity security in an unrealized loss position.

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

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $50.6 million and $58.4 million at June 30, 2015 and December 31, 2014, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $27.5 million and $29.2 million at June 30, 2015 and December 31, 2014. A summary of investments by fund type is provided below:

(in thousands)	June 30,	December 31,
Fund Type	2015	2014
Private equity and venture capital	$18,449	$18,605
Real estate	7,359	7,081
Hedge	1,169	1,668
Other (1)	500	1,858
Total	$27,477	$29,212

(1)              Includes direct investments in a limited number of start-up companies.

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized $1.2 million and $1.6 million in impairment losses on its investments during the three and six months ended June 30, 2015. The Company recognized no impairment losses during the three and six months ended June 30, 2014.

Note 4. Other Investments (Continued)

The table below provides information as of June 30, 2015 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency		Redemption Notice Period
Private equity and venture capital	$3,934	$993	None	(1)	N/A
Other	500	—	None		N/A
Total	$4,434	$993

(1)         Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	June 30,	December 31,
(in thousands)	2015	2014
Commercial	$10,061,735	$9,360,976
Commercial real estate mortgages	3,850,915	3,539,703
Residential mortgages	5,490,375	5,106,803
Real estate construction	877,838	710,224
Home equity loans and lines of credit	787,417	785,796
Installment	199,583	184,613
Lease financing	661,465	649,091
Loans and leases, excluding covered loans	21,929,328	20,337,206
Less: Allowance for loan and lease losses	(316,922)	(310,149)
Loans and leases, excluding covered loans, net	21,612,406	20,027,057

Covered loans	434,033	510,979
Less: Allowance for loan losses	(8,075)	(8,608)
Covered loans, net	425,958	502,371

Total loans and leases	$22,363,361	$20,848,185
Total loans and leases, net	$22,038,364	$20,529,428

The loan amounts above include deferred costs, net of unamortized fees, of $0.9 million and $0.2 million as of June 30, 2015 and December 31, 2014, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, at June 30, 2015, California represented 73 percent of total loans outstanding and New York represented 9 percent. The remaining 18 percent of total loans outstanding represented other states and countries. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area and New York.

Within the Company’s covered loan portfolio at June 30, 2015, the five states with the largest concentration were California (29 percent), Texas (12 percent), Arizona (7 percent), Nevada (6 percent) and Ohio (6 percent). The remaining 40 percent of total covered loans outstanding represented other states.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. Covered loans were $434.0 million at June 30, 2015 and $511.0 million at December 31, 2014. Covered loans, net of allowance for loan losses, were $426.0 million at June 30, 2015 and $502.4 million at December 31, 2014.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,
(in thousands)	2015	2014
Commercial	$1,630	$1,969
Commercial real estate mortgages	409,404	481,689
Residential mortgages	3,653	4,455
Real estate construction	16,313	18,790
Home equity loans and lines of credit	2,846	3,820
Installment	187	256
Covered loans	434,033	510,979
Less: Allowance for loan losses	(8,075)	(8,608)
Covered loans, net	$425,958	$502,371

The following table provides information on covered loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Covered loans as of:
June 30, 2015	$388,301	$21,146	$7,210	$17,376	$434,033
December 31, 2014	456,177	23,895	9,353	21,554	510,979

As of June 30, 2015:
FDIC indemnification asset	$31,536	$1,222	$262	$1,779	$34,799
FDIC clawback liability	—	13,289	2,711	289	16,289

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

(1)   The Company is subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the termination dates of the commercial loss-sharing agreements occur.

FDIC loss sharing under the commercial loss-sharing agreements for 1st Pacific Bank of California (“FPB”) and Sun West Bank (“SWB”) ended on June 30, 2015. As a result, losses recognized on assets subject to these agreements are no longer shared with the FDIC effective July 1, 2015. However, the Company is still subject to sharing 80 percent of its recoveries with the FDIC for the time period as indicated in the table above. As of June 30, 2015, loans that are no longer covered by FDIC loss sharing were $18.0 million and $7.1 million for FPB and SWB, respectively. The FDIC indemnification asset associated with these loans was zero at June 30, 2015.

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

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
(in thousands)	2015	2014
Balance, beginning of period	$168,469	$219,018
Accretion	(19,235)	(24,907)
Reclassifications from nonaccretable difference	12,710	18,965
Disposals and other	(17,000)	(16,198)
Balance, end of period	$144,944	$196,878

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

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $34.8 million at June 30, 2015 and $50.5 million at December 31, 2014.

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding covered loans, for the three and six months ended June 30, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended June 30, 2015

Allowance for loan and lease losses:
Beginning balance	$120,666	$47,017	$9,967	$10,234	$6,361	$2,153	$112,460	$308,858
Charge-offs	(2,875)	—	—	—	—	(231)	—	(3,106)
Recoveries	599	42	37	1,623	35	198	—	2,534
Net (charge-offs) recoveries	(2,276)	42	37	1,623	35	(33)	—	(572)
(Reversal of) provision for credit losses	5,924	1,590	(344)	(1,205)	(992)	88	4,939	10,000
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(1,364)	(1,364)
Ending balance	$124,314	$48,649	$9,660	$10,652	$5,404	$2,208	$116,035	$316,922

Six months ended June 30, 2015

Allowance for loan and lease losses:
Beginning balance	$115,855	$44,745	$10,296	$9,115	$6,609	$2,228	$121,301	$310,149
Charge-offs	(5,700)	—	—	—	—	(508)	—	(6,208)
Recoveries	1,715	1,202	76	1,710	73	418	—	5,194
Net (charge-offs) recoveries	(3,985)	1,202	76	1,710	73	(90)	—	(1,014)
(Reversal of) provision for credit losses	12,444	2,702	(712)	(173)	(1,278)	70	(3,053)	10,000
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(2,213)	(2,213)
Ending balance	$124,314	$48,649	$9,660	$10,652	$5,404	$2,208	$116,035	$316,922

Ending balance of allowance:
Individually evaluated for impairment	$1,299	$263	$33	$—	$—	$—	$—	$1,595
Collectively evaluated for impairment	123,015	48,386	9,627	10,652	5,404	2,208	116,035	315,327

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$10,723,200	$3,850,915	$5,490,375	$877,838	$787,417	$199,583	$—	$21,929,328
Individually evaluated for impairment	8,791	22,993	11,912	5,816	933	—	—	50,445
Collectively evaluated for impairment	10,714,409	3,827,922	5,478,463	872,022	786,484	199,583	—	21,878,883

(1) Includes lease financing loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended June 30, 2014

Allowance for loan and lease losses:
Beginning balance	$121,574	$51,361	$11,595	$6,468	$6,419	$1,824	$106,549	$305,790
Charge-offs	(12,862)	—	—	—	(149)	(142)	—	(13,153)
Recoveries	7,503	27	190	687	43	1,068	—	9,518
Net (charge-offs) recoveries	(5,359)	27	190	687	(106)	926	—	(3,635)
(Reversal of) provision for credit losses	711	(737)	(1,489)	36	262	(466)	683	(1,000)
Transfers from reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	768	10,121
Ending balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276

Six months ended June 30, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(14,821)	(5)	(482)	—	(165)	(188)	—	(15,661)
Recoveries	9,235	127	225	5,075	202	1,332	—	16,196
Net (charge-offs) recoveries	(5,586)	122	(257)	5,075	37	1,144	—	535
(Reversal of) provision for credit losses	5,409	(149)	(987)	(4,235)	(139)	(702)	(197)	(1,000)
Transfers from (to) reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	(196)	9,157
Ending balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276

Ending balance of allowance:
Individually evaluated for impairment	$8,477	$301	$5	$—	$—	$50	$—	$8,833
Collectively evaluated for impairment	117,802	50,350	10,291	7,191	6,575	2,234	108,000	302,443

Loans and leases, excluding covered loans
Ending balance of loans and leases:
Loans and leases, excluding covered loans	$8,837,544	$3,464,918	$4,814,435	$457,557	$716,816	$183,518	$—	$18,474,788
Individually evaluated for impairment	29,231	33,456	10,596	12,846	3,436	50	—	89,615
Collectively evaluated for impairment	8,808,313	3,431,462	4,803,839	444,711	713,380	183,468	—	18,385,173

(1) Includes lease financing loans.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$28,660	$34,908	$27,811	$33,944
Transfers from (to) allowance for loan and lease losses	1,364	(10,121)	2,213	(9,157)
Balance, end of period	$30,024	$24,787	$30,024	$24,787

The reserve for off-balance sheet credit commitments increased $1.4 million and $2.2 million during the three and six months ended June 30, 2015, respectively. The increase was due to normal fluctuations in the amount of reserves required due to changes in the composition, amount and quality of risk ratings of borrowers associated with the off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

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

Information on impaired loans, excluding covered loans, at June 30, 2015, December 31, 2014 and June 30, 2014 is provided in the following tables:

		Unpaid		For the three months ended June 30, 2015		For the six months ended June 30, 2015
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded:
Commercial	$2,453	$8,364	$—	$1,951	$18	$4,265	$23
Commercial real estate mortgages	17,974	19,067	—	17,906	197	18,557	405
Residential mortgages:
Fixed	8,000	8,271	—	7,860	16	7,825	26
Variable	—	—	—	—	—	75	—
Total residential mortgages	8,000	8,271	—	7,860	16	7,900	26
Real estate construction:
Land	5,816	6,900	—	7,398	52	7,135	114
Total real estate construction	5,816	6,900	—	7,398	52	7,135	114
Home equity loans and lines of credit	933	2,042	—	934	—	1,379	—
Total with no related allowance	$35,176	$44,644	$—	$36,049	$283	$39,236	$568

With an allowance recorded:
Commercial	$6,338	$6,431	$1,299	$6,245	$26	$6,320	$43
Commercial real estate mortgages	5,019	5,343	263	5,030	71	5,081	142
Residential mortgages:
Variable	3,912	3,904	33	3,924	26	3,935	52
Total residential mortgages	3,912	3,904	33	3,924	26	3,935	52
Total with an allowance	$15,269	$15,678	$1,595	$15,199	$123	$15,336	$237

Total impaired loans by type:
Commercial	$8,791	$14,795	$1,299	$8,196	$44	$10,585	$66
Commercial real estate mortgages	22,993	24,410	263	22,936	268	23,638	547
Residential mortgages	11,912	12,175	33	11,784	42	11,835	78
Real estate construction	5,816	6,900	—	7,398	52	7,135	114
Home equity loans and lines of credit	933	2,042	—	934	—	1,379	—
Total impaired loans	$50,445	$60,322	$1,595	$51,248	$406	$54,572	$805

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$8,894	$9,182	$—
Commercial real estate mortgages	19,858	22,416	—
Residential mortgages:
Fixed	7,756	7,994	—
Variable	224	262	—
Total residential mortgages	7,980	8,256	—
Real estate construction:
Land	6,609	8,758	—
Total real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total with no related allowance	$45,611	$51,987	$—

With an allowance recorded:
Commercial	$6,470	$8,878	$399
Commercial real estate mortgages	5,184	5,526	281
Residential mortgages:
Variable	3,957	3,948	48
Total residential mortgages	3,957	3,948	48
Total with an allowance	$15,611	$18,352	$728

Total impaired loans by type:
Commercial	$15,364	$18,060	$399
Commercial real estate mortgages	25,042	27,942	281
Residential mortgages	11,937	12,204	48
Real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total impaired loans	$61,222	$70,339	$728

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended June 30, 2014		For the six months ended June 30, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
June 30, 2014
With no related allowance recorded:
Commercial	$6,980	$7,713	$—	$9,118	$30	$11,986	$167
Commercial real estate mortgages	28,233	30,829	—	32,398	246	32,522	684
Residential mortgages:
Fixed	4,796	5,012	—	4,842	10	3,940	20
Variable	1,799	1,922	—	2,408	14	3,406	28
Total residential mortgages	6,595	6,934	—	7,250	24	7,346	48
Real estate construction:
Construction	—	—	—	2,742	21	3,656	76
Land	12,846	26,520	—	13,075	35	13,254	69
Total real estate construction	12,846	26,520	—	15,817	56	16,910	145
Home equity loans and lines of credit	3,436	4,505	—	3,442	—	3,071	—
Installment:
Consumer	—	—	—	—	—	5	—
Total installment	—	—	—	—	—	5	—
Total with no related allowance	$58,090	$76,501	$—	$68,025	$356	$71,840	$1,044

With an allowance recorded:
Commercial	$22,251	$28,454	$8,477	$19,839	$—	$17,938	$—
Commercial real estate mortgages	5,223	5,586	301	5,293	74	5,323	118
Residential mortgages:
Variable	4,001	3,993	5	2,001	11	1,892	11
Total residential mortgages	4,001	3,993	5	2,001	11	1,892	11
Installment:
Consumer	50	50	50	25	1	17	1
Total installment	50	50	50	25	1	17	1
Total with an allowance	$31,525	$38,083	$8,833	$27,158	$86	$25,170	$130

Total impaired loans by type:
Commercial	$29,231	$36,167	$8,477	$28,957	$30	$29,924	$167
Commercial real estate mortgages	33,456	36,415	301	37,691	320	37,845	802
Residential mortgages	10,596	10,927	5	9,251	35	9,238	59
Real estate construction	12,846	26,520	—	15,817	56	16,910	145
Home equity loans and lines of credit	3,436	4,505	—	3,442	—	3,071	—
Installment	50	50	50	25	1	22	1
Total impaired loans	$89,615	$114,584	$8,833	$95,183	$442	$97,010	$1,174

Impaired loans at June 30, 2015 and December 31, 2014 included $29.5 million and $30.6 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended June 30, 2015 and 2014:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended June 30, 2015
Commercial	1	$631	$583	$—
Commercial real estate mortgages	1	418	418	—
Residential mortgages:
Fixed	1	302	301	—
Total troubled debt restructured loans	3	$1,351	$1,302	$—

Three months ended June 30, 2014
Residential mortgages:
Variable	1	$4,000	$3,993	$5
Installment:
Consumer	1	50	50	50
Total troubled debt restructured loans	2	$4,050	$4,043	$55

(1)  Financial effects are comprised of charge-offs and specific reserves recognized on troubled debt restructured (“TDR”) loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the six months ended June 30, 2015 and 2014:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Six months ended June 30, 2015
Commercial	1	$631	$583	$—
Commercial real estate mortgages	1	418	418	—
Residential mortgages:
Fixed	1	302	301	—
Home equity loans and lines of credit	1	87	83	—
Total troubled debt restructured loans	4	$1,438	$1,385	$—

Six months ended June 30, 2014
Commercial	2	$4,098	$3,967	$—
Residential mortgages:
Variable	2	4,676	4,669	5
Installment:
Consumer	1	50	50	50
Total troubled debt restructured loans	5	$8,824	$8,686	$55

(1)  Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $1.4 million were modified in troubled debt restructurings during the three and six months ended June 30, 2015. Loans with pre-modification outstanding balances totaling $4.1 million and $8.8 million were modified in troubled debt restructurings during the three and six months ended June 30, 2014, respectively. The concessions granted in the restructurings completed in 2015 largely consisted of maturity extensions.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The unpaid principal balance of TDR loans was $24.8 million, before specific reserves of $0.4 million, at June 30, 2015 and $34.3 million, before specific reserves of $0.7 million, at December 31, 2014. The net decrease in TDR loans from December 31, 2014 was primarily attributable to payments received on existing TDR loans totaling $7.8 million and charge-offs totaling $3.1 million on an existing TDR loan. These decreases were partially offset by additions totaling $1.4 million. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

A TDR loan is considered to be in default when payments are 90 days or more past due. The following table provides a summary of TDR loans that subsequently defaulted during the three and six months ended June 30, 2015 that had been modified as a troubled debt restructuring during the 12 months prior to their default. The Company had no TDR loans that subsequently defaulted during the three and six months ended June 30, 2014.

	For three months ended June 30, 2015			For six months ended June 30, 2015
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial real estate mortgages	—	$—	$—	1	$69	$—

All other TDR loans were performing in accordance with their restructured terms at June 30, 2015. As of June 30, 2015, there were $0.3 million of outstanding commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding covered loans, at June 30, 2015 and December 31, 2014 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
June 30, 2015
Commercial	$6,493	$4,498	$32	$8,337	$19,360	$10,042,375	$10,061,735
Commercial real estate mortgages	3,177	1,882	—	2,726	7,785	3,843,130	3,850,915
Residential mortgages:
Fixed	—	519	—	10,500	11,019	1,496,702	1,507,721
Variable	—	1,050	2,172	588	3,810	3,978,844	3,982,654
Total residential mortgages	—	1,569	2,172	11,088	14,829	5,475,546	5,490,375
Real estate construction:
Construction	—	—	—	—	—	850,560	850,560
Land	—	—	—	3,460	3,460	23,818	27,278
Total real estate construction	—	—	—	3,460	3,460	874,378	877,838
Home equity loans and lines of credit	—	240	50	3,371	3,661	783,756	787,417
Installment:
Commercial	—	—	—	—	—	236	236
Consumer	229	145	480	29	883	198,464	199,347
Total installment	229	145	480	29	883	198,700	199,583
Lease financing	—	21	—	4	25	661,440	661,465
Total	$9,899	$8,355	$2,734	$29,015	$50,003	$21,879,325	$21,929,328

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2014
Commercial	$8,462	$325	$148	$15,096	$24,031	$9,336,945	$9,360,976
Commercial real estate mortgages	693	—	—	3,575	4,268	3,535,435	3,539,703
Residential mortgages:
Fixed	—	309	921	10,365	11,595	1,390,357	1,401,952
Variable	—	1,165	—	1,578	2,743	3,702,108	3,704,851
Total residential mortgages	—	1,474	921	11,943	14,338	5,092,465	5,106,803
Real estate construction:
Construction	—	—	—	—	—	686,990	686,990
Land	—	—	—	6,598	6,598	16,636	23,234
Total real estate construction	—	—	—	6,598	6,598	703,626	710,224
Home equity loans and lines of credit	—	39	100	4,864	5,003	780,793	785,796
Installment:
Commercial	—	—	—	—	—	298	298
Consumer	324	113	346	84	867	183,448	184,315
Total installment	324	113	346	84	867	183,746	184,613
Lease financing	321	152	—	7	480	648,611	649,091
Total	$9,800	$2,103	$1,515	$42,167	$55,585	$20,281,621	$20,337,206

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding covered loans, by loan type and credit quality classification as of June 30, 2015 and December 31, 2014. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	June 30, 2015			December 31, 2014
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$9,986,445	$75,290	$10,061,735	$9,304,636	$56,340	$9,360,976
Commercial real estate mortgages	3,793,933	56,982	3,850,915	3,511,229	28,474	3,539,703
Residential mortgages:
Fixed	1,486,910	20,811	1,507,721	1,375,175	26,777	1,401,952
Variable	3,953,181	29,473	3,982,654	3,675,723	29,128	3,704,851
Total residential mortgages	5,440,091	50,284	5,490,375	5,050,898	55,905	5,106,803
Real estate construction:
Construction	850,560	—	850,560	679,744	7,246	686,990
Land	21,471	5,807	27,278	16,636	6,598	23,234
Total real estate construction	872,031	5,807	877,838	696,380	13,844	710,224
Home equity loans and lines of credit	759,062	28,355	787,417	754,694	31,102	785,796
Installment:
Commercial	236	—	236	298	—	298
Consumer	198,651	696	199,347	183,190	1,125	184,315
Total installment	198,887	696	199,583	183,488	1,125	184,613
Lease financing	658,933	2,532	661,465	645,049	4,042	649,091
Total	$21,709,382	$219,946	$21,929,328	$20,146,374	$190,832	$20,337,206

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Covered Loans

The following is a summary of activity in the allowance for losses on covered loans:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$9,752	$18,439	$8,608	$15,922
(Reversal of) provision for losses	1,091	(1,461)	1,588	3,194
Change in allowance due to loan removals	(2,768)	(7,875)	(2,121)	(10,013)
Balance, end of period	$8,075	$9,103	$8,075	$9,103

The allowance for losses on covered loans was $8.1 million, $8.6 million and $9.1 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company recorded provision expense of $1.1 million and $1.6 million during the three and six months ended June 30, 2015, respectively. The Company recorded a $1.5 million reversal of provision for loan losses and provision expense of $3.2 million during the three and six months ended June 30, 2014, respectively. The Company updates its cash flow projections for covered loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on covered loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of market conditions, the credit quality of outstanding covered loans and the analysis of loan performance data since the acquisition of covered loans. The allowance for losses on covered loans is adjusted for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of June 30, 2015 and December 31, 2014.

At June 30, 2015, covered loans that were 30 to 89 days delinquent totaled $4.9 million and covered loans that were 90 days or more past due on accrual status totaled $21.1 million. At December 31, 2014, covered loans that were 30 to 89 days delinquent totaled $7.4 million and covered loans that were 90 days or more past due on accrual status totaled $28.3 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$5,957	$11,552	$17,509	$9,412	$24,855	$34,267
Additions	—	2,830	2,830	110	1,987	2,097
Sales	—	(2,994)	(2,994)	(5,253)	(7,964)	(13,217)
Valuation adjustments	—	(77)	(77)	—	(934)	(934)
Balance, end of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213

Note 6. Other Real Estate Owned (Continued)

The following table provides a summary of OREO activity for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	3,915	3,915	111	4,020	4,131
Sales	(4,779)	(3,625)	(8,404)	(8,439)	(10,468)	(18,907)
Valuation adjustments	—	(1,739)	(1,739)	(14)	(1,089)	(1,103)
Balance, end of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213

At June 30, 2015, OREO was $17.3 million and included $11.3 million of covered OREO. At December 31, 2014, OREO was $23.5 million and included $12.8 million of covered OREO. The balance of OREO at June 30, 2015 and December 31, 2014 is net of valuation allowances of $3.3 million and $7.4 million, respectively. At June 30, 2015, the Company’s recorded investment in residential mortgage loans, excluding covered loans, for which foreclosure proceedings had been initiated totaled $7.2 million.

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

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of June 30, 2015 and December 31, 2014 are provided below:

	June 30,	December 31,
(in thousands) (1)	2015	2014
Short-term borrowings
Federal funds purchased	$—	$320,000
Current portion of nonrecourse debt (2)	6,322	2,861
Total short-term borrowings	$6,322	$322,861

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,578	$299,540
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,995	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (3)	5,155	5,155
Nonrecourse debt (2)	101,220	99,139
Other long-term debt (4)	9,669	9,772
Total long-term debt	$640,617	$638,600

(1)	The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense.
(2)	Nonrecourse debt bears interest at an average rate of 3.84 percent as of June 30, 2015 and has maturity dates ranging from September 2015 to February 2023.
(3)	These floating rate securities bear interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of June 30, 2015, the interest rate was approximately 2.25 percent.
(4)	Other long-term debt includes a note payable that bears a fixed interest rate of 5.64 percent and is scheduled to mature in June 2017.

Note 7. Borrowed Funds (Continued)

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

Note 8. Shareholders’ Equity

The components of AOCI at June 30, 2015 and December 31, 2014 are as follows:

(in thousands)	June 30, 2015	December 31, 2014
Net unrealized loss on securities available-for-sale	$(1,749)	$(7,070)
Foreign currency translation adjustments	(11)	(4)
Total accumulated other comprehensive loss	$(1,760)	$(7,074)

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized (losses) gains arising during the period	$(11,011)	$(4,605)	$(6,406)	$16,820	$7,056	$9,764
Reclassification adjustment for net gains included in net income (1)	(306)	(128)	(178)	(5,359)	(2,242)	(3,117)
Non-credit related impairment loss	(363)	(152)	(211)	(317)	(133)	(184)
Total securities available-for-sale	(11,680)	(4,885)	(6,795)	11,144	4,681	6,463
Foreign currency translation adjustments	4	—	4	—	—	—
Total other comprehensive (loss) income	$(11,676)	$(4,885)	$(6,791)	$11,144	$4,681	$6,463

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains arising during the period	$13,238	$5,559	$7,679	$38,348	$16,031	$22,317
Reclassification adjustment for net gains included in net income (1)	(3,691)	(1,544)	(2,147)	(7,551)	(3,159)	(4,392)
Non-credit related impairment loss	(363)	(152)	(211)	(317)	(133)	(184)
Total securities available-for-sale	9,184	3,863	5,321	30,480	12,739	17,741
Foreign currency translation adjustments	(7)	—	(7)	—	—	—
Total other comprehensive income	$9,177	$3,863	$5,314	$30,480	$12,739	$17,741

(1)	Recognized in Gain on sale of securities in the consolidated statements of income.

Note 8. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended June 30, 2015. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1, 2015 to April 30, 2015	—	$—
May 1, 2015 to May 31, 2015	—	—
June 1, 2015 to June 30, 2015	628	92.62
Total share repurchases	628	92.62

Note 9. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted earnings per common share (“EPS”). Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted stock and restricted stock units under a share-based compensation plan that qualify as participating securities. The computation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 is presented in the following table:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands, except per share amounts) (1)	2015	2014	2015	2014
Basic EPS:
Net income attributable to City National Corporation	$68,499	$65,461	$130,065	$119,291
Less: Dividends on preferred stock	4,094	4,094	8,188	8,188
Net income available to common shareholders	$64,405	$61,367	$121,877	$111,103
Less: Earnings allocated to participating securities	561	614	1,092	1,153
Earnings allocated to common shareholders	$63,844	$60,753	$120,785	$109,950

Weighted-average common shares outstanding	55,748	54,957	55,586	54,824

Basic earnings per common share	$1.15	$1.11	$2.17	$2.01

Diluted EPS:
Earnings allocated to common shareholders (2)	$63,850	$60,759	$120,797	$109,959

Weighted-average common shares outstanding	55,748	54,957	55,586	54,824
Dilutive effect of equity awards	915	675	898	717
Weighted-average diluted common shares outstanding	56,663	55,632	56,484	55,541

Diluted earnings per common share	$1.13	$1.09	$2.14	$1.98

(1)	Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, for further discussion.
(2)

Earnings allocated to common shareholders for basic and diluted EPS may differ under the two-class method as a result of adding common stock equivalents for options to dilutive shares outstanding, which alters the ratio used to allocate earnings to common shareholders and participating securities for the purposes of calculating diluted EPS.

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.4 million and 1.1 million average outstanding stock options that were antidilutive for the three months ended June 30, 2015 and 2014, respectively. There were 0.3 million and 0.7 million average outstanding stock options that were antidilutive for the six months ended June 30, 2015 and 2014, respectively.

Note 10. Share-Based Compensation

On June 30, 2015, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of June 30, 2015. At June 30, 2015, there were approximately 2.4 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company’s share-based compensation plan.

The compensation cost that has been recognized for all share-based awards was $5.0 million and $11.2 million for the three and six months ended June 30, 2015, respectively, compared with $5.2 million and $10.6 million for the three and six months ended June 30, 2014. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.1 million and $4.7 million for the three and six months ended June 30, 2015, respectively, compared with $2.2 million and $4.5 million for the three and six months ended June 30, 2014. The Company received $29.0 million and $16.4 million in cash for the exercise of stock options during the six months ended June 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $6.1 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Weighted-average volatility	26.48%	27.15%	26.66%	27.35%
Dividend yield	1.53%	1.78%	1.55%	1.79%
Expected term (in years)	5.45	5.46	6.05	6.06
Risk-free interest rate	1.79%	1.92%	1.78%	1.99%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the six months ended June 30, 2015 and 2014 were $21.80 and $17.93, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $14.8 million and $5.2 million, respectively.

A summary of option activity and related information for the six months ended June 30, 2015 is presented below:

		Weighted-		Weighted-
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2015	3,971	$57.40
Granted	376	90.47
Exercised	(485)	59.81
Forfeited or expired	(28)	66.45
Outstanding at June 30, 2015	3,834	$60.27	$115,498	5.58
Exercisable at June 30, 2015	2,699	$55.64	$93,793	4.37

(1)	Includes in-the-money options only.

Note 10. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the six months ended June 30, 2015 is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2015	1,269	$14.80
Granted	376	21.80
Vested	(492)	14.82
Forfeited	(18)	14.96
Unvested at June 30, 2015	1,135	$17.11

The number of options vested during the six months ended June 30, 2015 and 2014 was 492,108 and 518,620, respectively. The total fair value of options vested during the six months ended June 30, 2015 and 2014 was $7.3 million and $7.6 million, respectively. As of June 30, 2015, there was $14.8 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

A summary of changes in restricted stock and related information for the six months ended June 30, 2015 is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2015	525	$60.60
Granted	100	90.47
Vested	(134)	55.04
Forfeited	(5)	66.52
Unvested at June 30, 2015	486	$68.20

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the six months ended June 30, 2015 and 2014 was $90.47 and $73.63, respectively. The number of restricted shares vested during the six months ended June 30, 2015 and 2014 was 134,480 and 169,028, respectively. The total fair value of restricted stock vested was $7.4 million during the six months ended June 30, 2015 and 2014. As of June 30, 2015, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $18.0 million. That cost is expected to be recognized over a weighted-average period of 3.4 years.

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the six months ended June 30, 2015 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2015	174
Granted	14
Vested	(44)
Forfeited	(3)
Unvested at June 30, 2015	141

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

The following table summarizes the fair value and balance sheet classification of derivative instruments as of June 30, 2015 and December 31, 2014. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	June 30, 2015			December 31, 2014
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$3,431.5	$43.6	$43.9	$3,094.5	$44.7	$45.2
Interest-rate caps, floors and collars	524.2	0.4	0.3	437.3	0.8	0.8
Total interest-rate contracts	3,955.7	44.0	44.2	3,531.8	45.5	46.0

Option contracts	—	—	—	1.9	0.4	—

Foreign exchange contracts:
Spot and forward contracts	983.4	6.6	6.2	802.7	6.1	6.6
Options purchased	3.0	0.1	0.1	3.0	0.1	0.1
Options written	3.0	0.2	0.2	3.0	0.2	0.2
Total foreign exchange contracts	989.4	6.9	6.5	808.7	6.4	6.9

Equity warrants	4.8	1.9	—	2.3	0.9	—

Total derivatives not designated as hedging instruments	$4,949.9	$52.8	$50.7	$4,344.7	$53.2	$52.9

(1)              The Company offsets mark-to-market adjustments, interest receivable and interest payable on interest-rate swaps that are executed with the same counterparty under a master netting agreement, and reports the net balance in other assets or other liabilities in the consolidated balance sheets. For purposes of this disclosure, mark-to-market adjustments, interest receivable and interest payable are presented on a gross basis.

Derivatives Designated as Hedging Instruments

The Company had no hedging instruments as of June 30, 2015 and December 31, 2014.

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

Note 11. Derivative Instruments (Continued)

The table below provides the amount of gains and losses on these derivative contracts for the three and six months ended June 30, 2015 and 2014:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended June 30,		For the six months ended June 30,
Hedging Instruments	Statements of Income	2015	2014	2015	2014
Interest-rate contracts	Other noninterest income	$1.1	$(0.5)	$0.4	$(1.0)
Option contracts	Other noninterest income	—	(0.1)	(0.1)	—
Foreign exchange contracts (1)	International services income	8.3	8.2	15.8	15.4
Equity warrants	Other noninterest income	0.1	0.1	0.1	0.1
Total income		$9.5	$7.7	$16.2	$14.5

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

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on June 30, 2015 was $14.4 million. The Company delivered collateral in the form of securities valued at $5.4 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at June 30, 2015.

The Company’s interest-rate swaps had no credit risk exposure at June 30, 2015 and December 31, 2014, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at June 30, 2015 and December 31, 2014. The Company delivered collateral in the form of securities valued at $5.6 million and cash totaling $33.9 million on swap agreements that did not have credit-risk-related contingent features at June 30, 2015.

At June 30, 2015 the Company had delivered cash collateral on foreign exchange contracts totaling $1.1 million.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements and collateral swap agreements. Under reverse repurchase agreements, the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates, and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45, Balance Sheet — Offsetting. Securities swaps totaled $500.0 million at June 30, 2015. At June 30, 2015, the Company had delivered collateral consisting of agency mortgage-backed securities with a fair value of approximately $528.1 million on the repurchase agreement and accepted collateral consisting of corporate and municipal bonds with a fair value of approximately $527.7 million on the reverse repurchase agreement. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting table below.

The following table provides information about financial instruments that are eligible for offset at June 30, 2015 and December 31, 2014:

			Net Amount	Gross Amounts Not Offset in the
	Gross	Gross	Presented	Balance Sheet
	Amount	Amount	in the	Securities	Cash	Net
(in thousands)	Recognized	Offset	Balance Sheet	Collateral	Collateral	Amount
June 30, 2015
Financial assets:
Reverse repurchase agreements	$700,150	$(500,046)	$200,104	$(200,000)	$—	$104
Derivatives not designated as hedging instruments	7,706	(1,109)	6,597	—	—	6,597
Total financial assets	$707,856	$(501,155)	$206,701	$(200,000)	$—	$6,701

Financial liabilities:
Repurchase agreements	$500,046	$(500,046)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	49,404	(1,109)	48,295	(10,964)	(32,187)	5,144
Total financial liabilities	$549,450	$(501,155)	$48,295	$(10,964)	$(32,187)	$5,144

December 31, 2014
Financial assets:
Reverse repurchase agreements	$700,149	$(500,041)	$200,108	$(200,000)	$—	$108
Derivatives not designated as hedging instruments	7,669	(1,562)	6,107	—	—	6,107
Total financial assets	$707,818	$(501,603)	$206,215	$(200,000)	$—	$6,215

Financial liabilities:
Repurchase agreements	$500,041	$(500,041)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	51,125	(1,562)	49,563	(14,654)	(28,046)	6,863
Total financial liabilities	$551,166	$(501,603)	$49,563	$(14,654)	$(28,046)	$6,863

Note 13. Income Taxes

The Company recognized income tax expense of $37.7 million and $68.3 million for the three and six months ended June 30, 2015, respectively. The Company recognized income tax expense of $35.1 million and $66.1 million for the same periods in 2014.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized interest and penalties expense of $0.2 million for the six months ended June 30, 2015 and a benefit on accrued interest and penalties of $0.3 million for the same period in 2014. The Company had approximately $2.6 million and $2.5 million of accrued interest and penalties as of June 30, 2015 and December 31, 2014, respectively.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service (“IRS”) for the tax year 2014 and 2015. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The financial statement impact resulting from completion of these audits is not expected to be material.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the six-month period ended June 30, 2015.

Prior period income tax expense has been adjusted to reflect the adoption of ASU 2014-01 on January 1, 2015. See Note 1, Summary of Significant Accounting Policies, for further discussion of ASU 2014-01.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under IRS regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $6.3 million and $12.3 million for the three and six months ended June 30, 2015, respectively. Profit sharing and matching contribution expense was $5.4 million and $10.7 million for the same periods in 2014, respectively.

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income. The Company recorded net expense of $0.5 million and $0.4 million related to the deferred compensation plan for the three and six months ended June 30, 2015. The Company recorded net expense of $0.4 million and $0.5 million for the same periods in 2014, respectively.

Note 15. Commitments and Contingencies

In the normal course of business, the Company issues financial guarantees in the form of letters of credit. Standby letters of credit are commitments issued by the Company to guarantee the obligations of its client to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. Exposure to credit loss in the event of nonperformance by the other party to the letters of credit is represented by the contractual notional amount. At June 30, 2015, the Company had $693.1 million outstanding in letters of credit, of which $588.3 million relate to standby letters of credit and $104.8 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

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

Note 16. Variable Interest Entities

The Company holds ownership interests in certain special-purpose entities formed to provide affordable housing. The Company evaluates its interest in these entities to determine whether they meet the definition of a VIE and whether the Company is required to consolidate these entities. The Company is not the primary beneficiary of the affordable housing VIEs in which it holds interests and is therefore not required to consolidate these entities. The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $194.4 million and $186.4 million at June 30, 2015 and December 31, 2014, respectively, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $67.8 million at June 30, 2015. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $27.5 million and $29.2 million at June 30, 2015 and December 31, 2014, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

Note 17. Noncontrolling Interest (Continued)

The Corporation’s investment in each affiliate is governed by operating agreements and other arrangements which provide the Corporation certain rights, benefits and obligations. The Corporation determines the appropriate method of accounting based upon these agreements and the factors contained therein. All majority-owned affiliates that have met the criteria for consolidation are included in the consolidated financial statements. All material intercompany balances and transactions are eliminated. The Company applies the equity method of accounting for certain investments where it holds a noncontrolling interest. For equity method investments in asset managers, the Company’s portion of income before taxes is included in Trust and investment fees in the consolidated statements of income.

As of June 30, 2015, affiliate noncontrolling owners held equity interests with an estimated fair value of $37.8 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the six months ended June 30, 2015 and 2014:

	For the six months ended June 30,
(in thousands)	2015	2014
Balance, beginning of period	$39,978	$39,768
Net income	1,033	1,209
Distributions to redeemable noncontrolling interest	(1,895)	(1,854)
Additions and redemptions, net	(2,796)	(75)
Adjustments to fair value	1,435	7,501
Balance, end of period	$37,755	$46,549

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

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking, Core Branch Banking and FAEF operating segments, as well as the covered loan portfolio. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia. FAEF serves clients nationwide.

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

Note 18. Segment Results (Continued)

	For the three months ended June 30, 2015
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$227,792	$647	$8,071	$236,510
Provision for credit losses on loans and leases, excluding covered loans	10,000	—	—	10,000
Provision for losses on covered loans	1,091	—	—	1,091
Noninterest income	55,546	70,329	(12,971)	112,904
Depreciation and amortization	2,492	1,921	6,321	10,734
Noninterest expense	185,756	56,248	(21,078)	220,926
Income before income taxes	83,999	12,807	9,857	106,663
Provision for income taxes	29,811	4,375	3,498	37,684
Net income	54,188	8,432	6,359	68,979
Less: Net income attributable to noncontrolling interest	—	480	—	480
Net income attributable to City National Corporation	$54,188	$7,952	$6,359	$68,499

Selected Average Balances:
Loans and leases, excluding covered loans	$21,221,481	$255	$59,732	$21,281,468
Covered loans	455,406	—	—	455,406
Total assets	21,747,378	741,824	10,391,313	32,880,515
Deposits	28,434,220	98,144	90,959	28,623,323
Goodwill	393,177	242,995	—	636,172
Customer-relationship intangibles, net	1,419	31,464	—	32,883

	For the three months ended June 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$208,340	$474	$10,288	$219,102
Reversal of provision for credit losses on loans and leases, excluding covered loans	(1,000)	—	—	(1,000)
Reversal of provision for losses on covered loans	(1,461)	—	—	(1,461)
Noninterest income	38,511	68,729	(6,141)	101,099
Depreciation and amortization	2,774	1,766	4,799	9,339
Noninterest expense	174,324	56,836	(18,917)	212,243
Income before income taxes	72,214	10,601	18,265	101,080
Provision for income taxes	25,210	3,523	6,376	35,109
Net income	47,004	7,078	11,889	65,971
Less: Net income attributable to noncontrolling interest	—	510	—	510
Net income attributable to City National Corporation	$47,004	$6,568	$11,889	$65,461

Selected Average Balances:
Loans and leases, excluding covered loans	$17,901,508	$—	$57,683	$17,959,191
Covered loans	643,690	—	—	643,690
Total assets	18,705,693	693,473	10,566,732	29,965,898
Deposits	25,584,025	73,784	254,272	25,912,081
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	2,692	35,778	—	38,470

Note 18. Segment Results (Continued)

	For the six months ended June 30, 2015
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$436,013	$1,457	$15,620	$453,090
Provision for credit losses on loans and leases, excluding covered loans	10,000	—	—	10,000
Provision for losses on covered loans	1,588	—	—	1,588
Noninterest income	107,043	145,418	(28,482)	223,979
Depreciation and amortization	5,206	3,783	18,104	27,093
Noninterest expense	375,486	111,003	(47,480)	439,009
Income before income taxes	150,776	32,089	16,514	199,379
Provision for income taxes	51,905	10,691	5,685	68,281
Net income	98,871	21,398	10,829	131,098
Less: Net income attributable to noncontrolling interest	—	1,033	—	1,033
Net income attributable to City National Corporation	$98,871	$20,365	$10,829	$130,065

Selected Average Balances:
Loans and leases, excluding covered loans	$20,787,046	$287	$58,183	$20,845,516
Covered loans	473,819	—	—	473,819
Total assets	21,355,970	743,487	10,472,326	32,571,783
Deposits	27,994,486	93,025	130,593	28,218,104
Goodwill	393,177	242,844	—	636,021
Customer-relationship intangibles, net	1,534	31,996	—	33,530

	For the six months ended June 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$398,078	$802	$20,020	$418,900
Reversal of provision for credit losses on loans and leases, excluding covered loans	(1,000)	—	—	(1,000)
Provision for losses on covered loans	3,194	—	—	3,194
Noninterest income	84,592	132,129	(14,374)	202,347
Depreciation and amortization	5,595	3,513	9,546	18,654
Noninterest expense	341,180	109,039	(36,439)	413,780
Income before income taxes	133,701	20,379	32,539	186,619
Provision for income taxes	47,679	6,836	11,604	66,119
Net income	86,022	13,543	20,935	120,500
Less: Net income attributable to noncontrolling interest	—	1,209	—	1,209
Net income attributable to City National Corporation	$86,022	$12,334	$20,935	$119,291

Selected Average Balances:
Loans and leases, excluding covered loans	$17,594,167	$—	$56,353	$17,650,520
Covered loans	669,781	—	—	669,781
Total assets	18,473,951	675,663	10,541,858	29,691,472
Deposits	25,319,356	80,738	243,238	25,643,332
Goodwill	393,177	249,445	—	642,622
Customer-relationship intangibles, net	2,912	36,346	—	39,258

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) the possibility that the Merger does not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or that we experience difficulties in employee retention as a result of the announcement and pendency of the proposed Merger; or that clients, distributors, suppliers and competitors seek to change their existing business relationships with us as a result of the announcement of the proposed Merger, any of which may have a negative impact on our business or operations; (2) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its clients, including changes in consumer spending, borrowing and savings habits; (3) the impact on financial markets and the economy of the level of U.S. and European debt; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (5) limited economic growth and elevated levels of unemployment; (6) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruption in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s clients, or changes in the performance or creditworthiness of our clients’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our clients’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the Company at managing the risks involved in the foregoing.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			June 30, 2015 from
	June 30,	March 31,	June 30,	March 31,	June 30,
(in thousands, except per share amounts) (1)	2015	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$349,414	$327,655	$320,201	7%	9%
Net income attributable to City National Corporation	68,499	61,566	65,461	11	5
Net income available to common shareholders	64,405	57,472	61,367	12	5
Net income per common share, basic	1.15	1.03	1.11	12	4
Net income per common share, diluted	1.13	1.01	1.09	12	4
Dividends per common share	0.35	0.35	0.33	—	6

At Quarter End
Assets	$33,760,498	$32,698,899	$30,805,230	3	10
Securities	8,473,158	8,726,740	8,832,942	(3)	(4)
Loans and leases, excluding covered loans	21,929,328	20,910,355	18,474,788	5	19
Covered loans (2)	434,033	480,236	605,770	(10)	(28)
Deposits	29,481,230	28,517,148	26,651,525	3	11
Common shareholders’ equity	2,804,532	2,750,754	2,571,675	2	9
Total shareholders’ equity	3,072,148	3,018,370	2,839,291	2	8
Book value per common share	50.67	49.84	47.12	2	8

Average Balances
Assets	$32,880,515	$32,259,619	$29,965,898	2	10
Securities	8,480,316	9,091,506	8,668,011	(7)	(2)
Loans and leases, excluding covered loans	21,281,468	20,404,720	17,959,191	4	18
Covered loans (2)	455,406	492,438	643,690	(8)	(29)
Deposits	28,623,323	27,808,383	25,912,081	3	10
Common shareholders’ equity	2,787,105	2,711,589	2,549,506	3	9
Total shareholders’ equity	3,054,721	2,979,205	2,817,122	3	8

Selected Ratios
Return on average assets (annualized)	0.84%	0.77%	0.88%	9	(5)
Return on average common equity (annualized)	9.27	8.60	9.65	8	(4)
Common equity tier 1 capital (3)	8.60	8.71	N/A	(1)	NM
Corporation’s tier 1 risk-based capital (3)	9.67	9.82	10.00	(2)	NM
Corporation’s total risk-based capital (3)	11.70	11.87	12.81	(1)	NM
Corporation’s tier 1 leverage (3)	7.56	7.53	7.43	0	NM
Period-end common equity to period-end assets	8.31	8.41	8.35	(1)	(0)
Period-end equity to period-end assets	9.10	9.23	9.22	(1)	(1)
Common dividend payout ratio	30.57	34.01	29.85	(10)	2
Net interest margin	3.16	2.99	3.21	6	(2)
Expense to revenue ratio (4)	64.63	69.21	67.24	(7)	(4)

Asset Quality Ratios (5)
Nonaccrual loans to total loans and leases	0.13%	0.16%	0.35%	(19)	(63)
Nonaccrual loans and OREO to total loans and leases and OREO	0.16	0.19	0.37	(16)	(57)
Allowance for loan and lease losses to total loans and leases	1.45	1.48	1.68	(2)	(14)
Allowance for loan and lease losses to nonaccrual loans	1,092.27	925.39	480.50	18	127
Net charge-offs to average total loans and leases (annualized)	(0.01)	(0.01)	(0.08)	—	(88)

At Quarter End
Assets under management (6)	$47,748,516	$48,446,050	$47,123,652	(1)	1
Assets under management or administration (6)	61,083,403	61,950,516	65,780,023	(1)	(7)

NM - Not meaningful

(1) Certain prior period amounts have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2) Covered loans represent acquired loans that are covered under loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).

(3) Risk-based capital ratios for 2015 were calculated under Basel III rules, which became effective for the Company on January 1, 2015. Ratios for 2014 were calculated under Basel I rules. See “Balance Sheet Analysis - Capital” included elsewhere in this report for further discussion.

(4) The expense to revenue ratio is defined as noninterest expense excluding other real estate owned (“OREO”) expense divided by total net interest income on a fully taxable-equivalent basis and noninterest income.

(5) Excludes covered assets, which consist of acquired loans and OREO that are covered under loss-sharing agreements with the FDIC.

(6) Excludes $32.75 billion, $31.48 billion and $27.85 billion of assets under management (“AUM”) for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

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

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation was $68.5 million for the second quarter of 2015, up 5 percent from $65.5 million in the year-earlier quarter and up 11 percent from $61.6 million for the first quarter of 2015. For the second quarter of 2015, consolidated net income available to common shareholders was $64.4 million, or $1.13 per diluted share. Net income available to common shareholders was $61.4 million, or $1.09 per diluted share, for the year-earlier quarter and $57.5 million, or $1.01 per diluted share, for the first quarter of 2015.

•       Revenue, which consists of net interest income and noninterest income, was $349.4 million for the second quarter of 2015, up 9 percent from $320.2 million in the year-earlier quarter and up 7 percent from $327.7 million in the first quarter of 2015.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $245.8 million for the second quarter of 2015, up 9 percent from $226.1 million for the second quarter of 2014 and $224.8 million for the first quarter of 2015.

•       Net interest margin for the second quarter of 2015 was 3.16 percent, down from 3.21 percent for the second quarter of 2014 but up from 2.99 percent for the first quarter of 2015. The decline from the year-earlier quarter was primarily due to lower yields on non-covered loans and lower income on covered loans, partially offset by a lower cost of interest-bearing liabilities. The increase in net interest margin from the first quarter of 2015 was primarily due to a large interest recovery on a non-covered loan, as well as higher income on covered loans that were paid off or fully charged off in the second quarter of 2015.

•       Noninterest income was $112.9 million in the second quarter of 2015, up 12 percent from the second quarter of 2014 and 2 percent higher from the first quarter of 2015. The increase from the year-earlier quarter was primarily due to lower FDIC loss sharing expense and higher trust and investment fee income, which were offset in part by a lower net gain on the disposal of assets. The increase from the first quarter of 2015 was largely due to higher wealth management fees and net gains on the disposal of assets, which were partially offset by higher FDIC loss sharing expense.

•       Trust and investment fee income grew to $58.5 million in the second quarter of 2015, up 7 percent from the year-earlier quarter and 5 percent higher from the first quarter of 2015. The increase in trust and investment fee income compared with the second quarter of 2014 was largely due to asset inflows from new and existing clients and market appreciation. The increase in fee income from the first quarter of 2015 was primarily due to a change in the AUM mix, as decreases in money market funds and seasonal outflows in lower yielding investments were largely offset by increases in higher yielding assets. AUM totaled $47.75 billion as of June 30, 2015, up 1 percent from June 30, 2014 but down 1 percent from March 31, 2015.

•       Noninterest expense for the second quarter of 2015 was $231.7 million, up 5 percent from the second quarter of 2014 but down 1 percent from the first quarter of 2015. The increase from the year-earlier quarter largely reflects higher compensation costs and FDIC assessments, as well as an increase in depreciation and amortization expense related to fixed assets and software. Results for the second quarter of 2015 also included $2.2 million in transaction costs related to the planned merger with Royal Bank of Canada (“RBC”), compared with $3.2 million in the first quarter of 2015.

•       The base yield on the covered loan portfolio generated net interest income of $9.4 million in the second quarter of 2015, compared with $12.4 million for the year-earlier quarter and $9.9 million in the first quarter of 2015. Base yield is the yield on covered loans, excluding income from covered loans that were paid off or fully charged off. The Company recognizes other components of income and expense related to its covered assets, including income from covered loans that were paid off or fully charged off, net impairment charges and other covered assets income and expenses. These components fluctuate from period to period. When aggregated, the impact of these items to the income statement, excluding the base yield, was total net income of $4.5 million for the second quarter of 2015, compared with net expense of $2.8 million for the second quarter of 2014 and $1.3 million for the first quarter of 2015. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “Covered Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 35.3 percent for the second quarter of 2015, compared with 34.7 percent for the year-earlier quarter and 33.0 percent for the first quarter of 2015. The effective tax rate reflects the Company’s adoption of the new accounting standard for low-income housing tax credits. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

•       Total assets were $33.76 billion at June 30, 2015, up 10 percent from $30.81 billion at June 30, 2014 and up 3 percent from $32.70 billion at March 31, 2015. Total average assets were $32.88 billion for the second quarter of 2015, up 10 percent from $29.97 billion for the second quarter of 2014 and up 2 percent from $32.26 billion for the first quarter of 2015.

•       Loans and leases, excluding covered loans, grew to $21.93 billion at June 30, 2015, an increase of 19 percent from $18.47 billion at June 30, 2014 and 5 percent from $20.91 billion at March 31, 2015. Average loan and lease balances, excluding covered loans, were $21.28 billion for the second quarter of 2015, up 18 percent from the same period of last year and 4 percent higher from the first quarter of 2015.

•       Excluding covered loans, second quarter 2015 results included a $10.0 million provision for loan and lease losses. The Company recorded a $1.0 million reversal of provision for loan and lease losses in the second quarter of 2014 and no provision for loan and lease losses in the first quarter of 2015. The allowance for loan and lease losses on non-covered loans was $316.9 million at June 30, 2015, compared with $311.3 million at June 30, 2014 and $308.9 million at March 31, 2015. The Company remains appropriately reserved at 1.45 percent of total loans and leases, excluding covered loans, at June 30, 2015, compared with 1.68 percent at June 30, 2014 and 1.48 percent at March 31, 2015.

•       In the second quarter of 2015, net loan charge-offs totaled $0.6 million, or 0.01 percent of average total loans and leases, excluding covered loans, on an annualized basis, compared with net charge-offs of $3.6 million, or 0.08 percent, in the year-earlier quarter, and net charge-offs of $0.4 million, or 0.01 percent, for the first quarter of 2015. Nonaccrual loans, excluding covered loans, totaled $29.0 million at June 30, 2015, down from $64.8 million at June 30, 2014 and $33.4 million at March 31, 2015. At June 30, 2015, nonperforming assets, excluding covered assets, were $35.0 million, down from $69.1 million at June 30, 2014 and $39.3 million at March 31, 2015.

•       Average securities for the second quarter of 2015 totaled $8.48 billion, down 2 percent from the second quarter of 2014 and 7 percent lower from the first quarter of 2015.

•       Period-end deposits at June 30, 2015 were $29.48 billion, up 11 percent from $26.65 billion at June 30, 2014 and 3 percent higher from $28.52 billion at March 31, 2015. Deposit balances for the second quarter of 2015 averaged $28.62 billion, up 10 percent from $25.91 billion for the second quarter of 2014 and 3 percent higher from $27.81 billion for the first quarter of 2015. Average core deposits, which equal 98 percent of total deposit balances for the first quarter of 2015, were up 10 percent from the second quarter of 2014 and up 3 percent from the first quarter of 2015.

•       The Company remains well capitalized. Under Basel III capital rules, which became effective for the Company on January 1, 2015, the Common equity tier 1 capital ratio was 8.60 percent at June 30, 2015, compared with 8.71 percent at March 31, 2015. Refer to the “Capital” section included elsewhere in this report for further discussion.

•       On May 27, 2015, City National shareholders voted in favor of the proposal to adopt the merger agreement with RBC at a special meeting of stock holders held in Los Angeles. The Company announced plans to merge with RBC on January 22, 2015.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and six months ended June 30, 2015 and 2014:

Net Interest Income Summary

	For the three months ended			For the three months ended
	June 30, 2015			June 30, 2014
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$10,294,378	$88,048	3.43%	$8,605,421	$74,969	3.49%
Commercial real estate mortgages	3,787,028	32,519	3.44	3,354,672	29,838	3.57
Residential mortgages	5,378,232	44,474	3.31	4,715,528	41,359	3.51
Real estate construction	828,814	8,062	3.90	418,353	3,915	3.75
Home equity loans and lines of credit	797,275	6,974	3.51	697,178	6,411	3.69
Installment	195,741	2,078	4.26	168,039	1,820	4.34
Total loans and leases, excluding covered loans (4)	21,281,468	182,155	3.43	17,959,191	158,312	3.54
Covered loans	455,406	25,550	22.44	643,690	31,061	19.30
Total loans and leases	21,736,874	207,705	3.83	18,602,881	189,373	4.08
Due from banks - interest-bearing	653,595	433	0.27	577,591	378	0.26
Federal funds sold and securities purchased under resale agreements	223,753	1,134	2.03	355,747	1,477	1.67
Securities	8,480,316	45,339	2.14	8,668,011	46,924	2.17
Other interest-earning assets	61,528	1,976	12.88	72,166	1,165	6.47
Total interest-earning assets	31,156,066	256,587	3.30	28,276,396	239,317	3.39
Allowance for loan and lease losses	(322,152)			(327,820)
Cash and due from banks	184,116			187,710
Other non-earning assets	1,862,485			1,829,612
Total assets	$32,880,515			$29,965,898

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,636,361	$306	0.05%	$2,327,248	$327	0.06%
Money market accounts	6,172,721	1,080	0.07	6,617,913	1,142	0.07
Savings deposits	485,654	72	0.06	462,316	68	0.06
Time deposits - under $100,000	150,091	64	0.17	169,455	86	0.20
Time deposits - $100,000 and over	515,811	358	0.28	451,197	437	0.39
Total interest-bearing deposits	9,960,638	1,880	0.08	10,028,129	2,060	0.08

Federal funds purchased and securities sold under repurchase agreements	23,132	8	0.13	934	—	0.07
Other borrowings	640,210	8,890	5.57	737,159	11,163	6.07
Total interest-bearing liabilities	10,623,980	10,778	0.41	10,766,222	13,223	0.49
Noninterest-bearing deposits	18,662,685			15,883,952
Other liabilities	539,129			498,602
Total equity	3,054,721			2,817,122
Total liabilities and equity	$32,880,515			$29,965,898

Net interest spread			2.89%			2.90%
Fully taxable-equivalent net interest and dividend income		$245,809			$226,094
Net interest margin			3.16%			3.21%
Less: Dividend income included in other income		1,976			1,165
Fully taxable-equivalent net interest income		$243,833			$224,929

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $7,111 and $8,884 for 2015 and 2014, respectively.

(4)         Includes average nonaccrual loans of $32,569 and $63,934 for 2015 and 2014, respectively.

Net Interest Income Summary

	For the six months ended			For the six months ended
	June 30, 2015			June 30, 2014
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$10,096,226	$166,292	3.32%	$8,435,115	$143,138	3.42%
Commercial real estate mortgages	3,699,862	64,420	3.51	3,305,008	59,164	3.61
Residential mortgages	5,280,039	87,922	3.33	4,656,094	82,224	3.53
Real estate construction	789,077	14,421	3.69	397,409	7,385	3.75
Home equity loans and lines of credit	788,794	13,820	3.53	696,137	12,620	3.66
Installment	191,518	4,099	4.32	160,757	3,515	4.41
Total loans and leases, excluding covered loans (4)	20,845,516	350,974	3.40	17,650,520	308,046	3.52
Covered loans	473,819	43,813	18.49	669,781	52,913	15.80
Total loans and leases	21,319,335	394,787	3.73	18,320,301	360,959	3.97
Due from banks - interest-bearing	461,980	569	0.25	621,146	820	0.27
Federal funds sold and securities purchased under resale agreements	211,942	2,375	2.26	317,569	2,848	1.81
Securities	8,784,223	91,510	2.08	8,626,844	91,699	2.13
Other interest-earning assets	63,474	3,004	9.54	74,538	2,375	6.42
Total interest-earning assets	30,840,954	492,245	3.22	27,960,398	458,701	3.31
Allowance for loan and lease losses	(321,114)			(325,595)
Cash and due from banks	193,295			217,631
Other non-earning assets	1,858,648			1,839,038
Total assets	$32,571,783			$29,691,472

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,682,110	$621	0.05%	$2,373,545	$710	0.06%
Money market accounts	6,164,837	2,139	0.07	6,492,299	2,242	0.07
Savings deposits	493,612	146	0.06	458,293	136	0.06
Time deposits - under $100,000	151,949	134	0.18	171,749	179	0.21
Time deposits - $100,000 and over	517,422	760	0.30	467,224	927	0.40
Total interest-bearing deposits	10,009,930	3,800	0.08	9,963,110	4,194	0.08

Federal funds purchased and securities sold under repurchase agreements	138,403	79	0.11	470	—	0.07
Other borrowings	640,088	17,800	5.61	738,021	22,316	6.10
Total interest-bearing liabilities	10,788,421	21,679	0.41	10,701,601	26,510	0.50
Noninterest-bearing deposits	18,208,174			15,680,222
Other liabilities	558,016			516,938
Total equity	3,017,172			2,792,711
Total liabilities and equity	$32,571,783			$29,691,472

Net interest spread			2.81%			2.81%
Fully taxable-equivalent net interest and dividend income		$470,566			$432,191
Net interest margin			3.08%			3.12%
Less: Dividend income included in other income		3,004			2,375
Fully taxable-equivalent net interest income		$467,562			$429,816

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $12,838 and $15,115 for 2015 and 2014, respectively.

(4)         Includes average nonaccrual loans of $35,120 and $66,116 for 2015 and 2014, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the second quarter and first six months of 2015 and 2014, as well as the second quarter and first six months of 2014 and 2013.

Changes in Net Interest Income

	For the three months ended June 30,			For the three months ended June 30,
	2015 vs 2014			2014 vs 2013
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$30,468	$(12,136)	$18,332	$23,362	$(9,829)	$13,533
Securities	(1,009)	(576)	(1,585)	(996)	4,091	3,095
Due from banks - interest-bearing	50	5	55	224	(4)	220
Federal funds sold and securities purchased under resale agreements	(624)	281	(343)	381	(459)	(78)
Other interest-earning assets	(194)	1,005	811	(309)	401	92
Total interest-earning assets	28,691	(11,421)	17,270	22,662	(5,800)	16,862

Interest paid on:
Interest checking deposits	40	(61)	(21)	26	(89)	(63)
Money market deposits	(78)	16	(62)	219	(722)	(503)
Savings deposits	4	—	4	10	(41)	(31)
Time deposits	35	(136)	(101)	(243)	(90)	(333)
Total borrowings	(1,070)	(1,195)	(2,265)	(6,139)	6,216	77
Total interest-bearing liabilities	(1,069)	(1,376)	(2,445)	(6,127)	5,274	(853)
	$29,760	$(10,045)	$19,715	$28,789	$(11,074)	$17,715

	For the six months ended June 30,			For the six months ended June 30,
	2015 vs 2014			2014 vs 2013
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$56,488	$(22,660)	$33,828	$45,985	$(32,882)	$13,103
Securities	1,643	(1,832)	(189)	(7,047)	8,086	1,039
Due from banks - interest-bearing	(198)	(53)	(251)	536	14	550
Federal funds sold and securities purchased under resale agreements	(1,083)	610	(473)	1,045	(887)	158
Other interest-earning assets	(392)	1,021	629	(617)	957	340
Total interest-earning assets	56,458	(22,914)	33,544	39,902	(24,712)	15,190

Interest paid on:
Interest checking deposits	85	(174)	(89)	62	(159)	(97)
Money market deposits	(113)	10	(103)	391	(1,391)	(1,000)
Savings deposits	10	—	10	19	(97)	(78)
Time deposits	51	(263)	(212)	(385)	(176)	(561)
Total borrowings	1,156	(5,593)	(4,437)	(19,003)	18,446	(557)
Total interest-bearing liabilities	1,189	(6,020)	(4,831)	(18,916)	16,623	(2,293)
	$55,269	$(16,894)	$38,375	$58,818	$(41,335)	$17,483

(1) Includes covered loans.

Net interest income was $236.5 million for the second quarter of 2015, an increase of 9 percent from $216.6 million for the first quarter of 2015 and an increase of 8 percent from $219.1 million for the second quarter of 2014. The increase in net interest income from the first quarter of 2015 was largely due to higher loan income. The increase in net interest income compared with the year-earlier quarter was due to higher income on non-covered loans and lower interest expense on borrowed funds, which was partially offset by lower interest income from covered loans. Fully taxable-equivalent net interest income and dividend income was $245.8 million for the second quarter of 2015, compared with $224.8 million for the first quarter of 2015 and $226.1 million for the second quarter of 2014.

Interest income on total loans was $204.5 million for the second quarter of 2015, up 11 percent from the first quarter of 2015 and up 9 percent from the second quarter of 2014. The increase in loan interest income from the prior quarter was driven by non-covered loan growth and higher net accelerated accretable yield recognition on covered loans that were paid off or fully charged off. Compared with the year-earlier quarter, the increase in interest income was driven by growth in the non-covered loan portfolio, partially offset by a decrease in income from covered loans. Interest income in the current quarter also included a large interest recovery on a non-covered loan. Income from accelerated accretable yield recognition during the second quarter of 2015 was $16.2 million, compared with $8.4 million in the prior quarter and $18.7 million in the year-earlier quarter. Refer to “Covered Assets” included elsewhere in this report for further discussion of interest income on covered loans.

Average loans and leases, excluding covered loans, totaled $21.28 billion for the second quarter of 2015, an increase of 4 percent from $20.40 billion for the first quarter of 2015 and up 18 percent from $17.96 billion for the second quarter of 2014. Average commercial loans grew 4 percent and 20 percent from the first quarter of 2015 and second quarter of 2014, respectively. Average commercial real estate balances increased 5 percent from the prior quarter and 13 percent from the year-earlier quarter, while average residential mortgage loans were up 4 and 14 percent from the respective periods. Average covered loans decreased to $455.4 million for the second quarter of 2015 from $492.4 million for the first quarter of 2015 and $643.7 million for the year-ago quarter.

Interest income on securities was $41.2 million for the second quarter of 2015, a 2 percent decrease from $42.1 million for the first quarter of 2015 and a 5 percent decrease from $43.5 million for the second quarter of 2014. Average total securities were $8.48 billion for the second quarter of 2015, down 7 percent from $9.09 billion for the first quarter of 2015 and down 2 percent from $8.67 billion for the year-earlier quarter. The decrease in income from the prior and year-earlier quarters was primarily due to lower average portfolio balances as cash flow from short-term investments was used to fund loan growth. The impact of lower average securities balances compared with the prior quarters was partially offset by prepayment premiums received on accelerated paydowns during the current quarter.

Total interest expense was $10.8 million for the second quarter of 2015, a decrease of 1 percent from $10.9 million for the first quarter of 2015 and down 18 percent from $13.2 million for the second quarter of 2014. Interest expense on borrowings was $8.9 million for the second quarter of 2015, down 1 percent from $9.0 million for the first quarter of 2015 and down 20 percent from $11.2 million for the second quarter of 2014. The decrease in total interest expense from the year-earlier quarter was primarily due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Interest expense on deposits was $1.9 million for the second quarter of 2015 and first quarter of 2015, down from $2.1 million for the year-earlier quarter. The decrease in interest expense from the prior-year quarter was due to lower average interest-bearing deposit balances and lower rates on time deposits. Average deposits were $28.62 billion for the second quarter of 2015, up 3 percent from $27.81 billion for the first quarter of 2015 and up 10 percent from $25.91 billion for the second quarter of 2014. Average core deposits, which do not include certificates of deposits of $100,000 or more, were $28.11 billion for the second quarter of 2015, $27.29 billion for the first quarter of 2015 and $25.46 billion for the year-earlier quarter, and represented 98 percent of total average deposits for each respective period. Average interest-bearing deposits were $9.96 billion for the second quarter of 2015, down 1 percent from $10.06 billion for the first quarter of 2015 and down 1 percent from $10.03 billion for the second quarter of 2014. Average noninterest-bearing deposits were $18.66 billion, up 5 percent from the first quarter of 2015 and up 17 percent from the year-earlier quarter.

Net interest margin was 3.16 percent for the second quarter of 2015, up from 2.99 percent for the first quarter of 2015 and down from 3.21 percent for the second quarter of 2014. The average yield on earning assets for the second quarter of 2015 was 3.30 percent, up 17 basis points from 3.13 percent for the first quarter of 2015 and down 9 basis points from 3.39 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.41 percent, up from 0.40 percent for the first quarter of 2015 and down 8 basis points from 0.49 percent for the second quarter of 2014. The increase in the net interest margin from the prior quarter was primarily the result of a change in the asset mix, as lower yielding investments were replaced with higher yielding loans, a large interest recovery on a non-covered loan, and higher net accelerated accretable yield recognition on covered loans that were paid off or fully charged off. Compared with the year-earlier quarter, the decrease in the net interest margin was mainly attributable to lower yields on loans and lower income on covered loans, partially offset by a lower cost of interest-bearing liabilities.

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

The Company recorded a $10.0 million provision for credit losses on loans and leases, excluding covered loans, in the three months and six months ended June 30, 2015. The Company recorded a $1.0 million reversal of provision for credit losses on loans and leases, excluding covered loans, in the three months and six months ended June 30, 2014. The increase in provision compared with the year-earlier periods was largely due to loan growth. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements, and are primarily accounted for as acquired impaired loans under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The provision for losses on covered loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its covered loan portfolio. The Company recorded a $1.1 million provision for losses on covered loans during the second quarter of 2015, compared with a $0.5 million provision in the first quarter of 2015 and a $1.5 million reversal of provision during the second quarter of 2014. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

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

Noninterest Income

Noninterest income was $112.9 million in the second quarter of 2015, up 2 percent from the first quarter of 2015 and up 12 percent from the second quarter of 2014. The increase from the first quarter of 2015 was largely due to higher wealth management fees and net gains on the disposal of assets. These increases were partially offset by higher FDIC loss sharing expense and lower net gain on the sale of securities. The increase from the year-earlier quarter was due to lower FDIC loss sharing expense and higher wealth management fees, which were offset in part by lower net gains from the sales of securities and foreclosed assets. Noninterest income represented 32 percent of the Company’s revenue in the second quarter of 2015, compared with 34 percent in the first quarter of 2015 and 32 percent for the second quarter of 2014.

The following table provides a summary of noninterest income by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands)	2015	2015	2014
Trust and investment fees	$58,487	$55,521	$54,599
Brokerage and mutual fund fees	11,424	10,598	14,240
Total wealth management fees	69,911	66,119	68,839
Cash management and deposit transaction charges	12,861	12,633	12,128
International services	11,774	10,668	11,483
FDIC loss sharing expense, net	(10,808)	(6,688)	(24,161)
Other noninterest income	25,975	24,922	20,853
Total noninterest income before gain	109,713	107,654	89,142
Gain on disposal of assets	1,538	110	6,838
Gain on sale of securities	1,924	3,376	5,367
Impairment loss on securities	(271)	(65)	(248)
Total noninterest income	$112,904	$111,075	$101,099

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

Trust and investment fees were $58.5 million for the second quarter of 2015, an increase of 5 percent from $55.5 million for the first quarter of 2015 and an increase of 7 percent from $54.6 million for the second quarter of 2014. The increase in trust and investment fee income from the first quarter of 2015 was primarily due to a change in the AUM mix, as decreases in money market funds and seasonal outflows in lower yielding investments were largely offset by increases in higher yielding assets. The increase compared with the prior-year quarter was largely due to asset inflows from new and existing clients and market appreciation. Brokerage and mutual fund fees were $11.4 million for the second quarter of 2015, an increase of 8 percent from $10.6 million for the first quarter of 2015 and a decrease of 20 percent from $14.2 million for the year-earlier quarter. Brokerage and mutual fund fees for the second quarter of 2014 included the recognition of $3.8 million in performance fee income related to the merger of two mutual funds.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	June 30,		%	March 31,	%
(in millions)	2015	2014	Change	2015	Change

Assets Under Management	$47,749	$47,124	1	$48,446	(1)

Assets Under Administration
Brokerage	6,310	5,218	21	6,457	(2)
Custody and other fiduciary	7,024	13,438	(48)	7,048	(0)
Subtotal	13,334	18,656	(29)	13,505	(1)
Total assets under management or administration (1)	$61,083	$65,780	(7)	$61,951	(1)

(1)         Excludes $32.75 billion, $31.48 billion and $27.85 billion of AUM for asset managers in which the Company held a noncontrolling ownership interest as of June 30, 2015, March 31, 2015 and June 30, 2014, respectively.

AUM totaled $47.75 billion as of June 30, 2015, down 1 percent from the first quarter of 2015 and up 1 percent from the year-earlier quarter. Assets under management or administration were $61.08 billion at June 30, 2015, down 1 percent from the first quarter of 2015 and down 7 percent from the year-earlier quarter. The growth in AUM compared with the prior year period was primarily attributable to the addition of client assets and higher market valuations. The decrease in AUA from the year-ago period reflects the sale of the Company’s retirement services recordkeeping business in the third quarter of 2014.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	June 30, 2015	March 31, 2015	June 30, 2014
Equities	49%	47%	49%
U.S. fixed income	29	29	26
Cash and cash equivalents	14	17	15
Other (1)	8	7	10
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the second quarter of 2015 were $12.9 million, up 2 percent from the first quarter of 2015 and 6 percent from the second quarter of 2014, due largely to increased client activity.

International services income for the second quarter of 2015 was $11.8 million, up 10 percent from the first quarter of 2015 and up 3 percent from the year-earlier quarter. International services income is composed of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The growth in fee income was due to increased client activity and the addition of new clients.

Net FDIC loss sharing expense was $10.8 million for the second quarter of 2015, compared with $6.7 million for the first quarter of 2015 and $24.2 million for the year-earlier quarter. See “Covered Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net gain on disposal of assets was $1.5 million in the second quarter of 2015, compared with $0.1 million in the first quarter of 2015 and $6.8 million in the year-earlier quarter. The net gain for all periods is primarily composed of gains recognized on the sale of covered and non-covered foreclosed assets.

The Company recognized net gains on sales of securities of $1.9 million during the second quarter of 2015. Net gains on sales of securities were $3.4 million in the first quarter of 2015 and $5.4 million for the second quarter of 2014. Impairment losses of $0.3 million, $0.1 million and $0.2 million were recognized in earnings on securities available-for-sale in the second quarter of 2015, first quarter of 2015 and second quarter of 2014, respectively. See “Balance Sheet Analysis—Securities” included elsewhere in this report for further discussion of impairment on securities available-for-sale.

Other income for the second quarter of 2015 was $26.0 million, up 4 percent from $24.9 million for the first quarter of 2015 and up 25 percent from $20.9 million for the second quarter of 2014. The increase from prior periods was due to higher income from client swap transactions and an increase in credit card and interchange fees, partly offset by higher impairment losses on cost method investments.

Noninterest Expense

Noninterest expense was $231.7 million for the second quarter of 2015, down 1 percent from $234.4 million for the first quarter of 2015 and up 5 percent from $221.6 million for the second quarter of 2014. The following table provides a summary of noninterest expense by category:

	For the three months ended
	June 30,	March 31,	June 30,
(in thousands) (1)	2015	2015	2014

Salaries and employee benefits	$144,681	$144,568	$138,859

All other:
Net occupancy of premises	16,179	16,073	16,595
Legal and professional fees	17,348	16,938	18,393
Information services	10,648	9,860	9,463
Depreciation and amortization	9,508	14,982	7,885
Amortization of intangibles	1,226	1,377	1,454
Marketing and advertising	8,938	8,830	8,982
Office services and equipment	5,102	5,136	5,287
Other real estate owned	1,094	2,731	2,372
FDIC assessments	5,276	5,094	2,765
Other operating	11,660	8,853	9,527
Total all other	86,979	89,874	82,723
Total noninterest expense	$231,660	$234,442	$221,582

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Salaries and employee benefits expense was $144.7 million for the second quarter of 2015, up slightly from $144.6 million for the first quarter of 2015 and up 4 percent from $138.9 million for the year-earlier quarter. Full-time equivalent staff was 3,651 at June 30, 2015, up from 3,578 at March 31, 2015 and 3,638 at June 30, 2014. Increases in salaries and incentive compensation expense for the second quarter of 2015 compared with the first quarter of 2015 were largely offset by lower payroll taxes and insurance costs. Compared with the year-earlier quarter, increases in staff during the current quarter were largely offset by decreases in staff related to the sale of the Company’s retirement services recordkeeping business in the third quarter of 2014. The increase in salaries and employee benefits expense in the second quarter compared with the year-earlier quarter was largely due to higher incentive compensation and salaries, net of the impact related to the sale of the retirement services recordkeeping business.

Salaries and employee benefits expense for the second quarter of 2015 included $5.0 million of share-based compensation expense compared with $6.2 million for the first quarter of 2015 and $5.2 million for the year-earlier quarter. The decrease from the prior quarter was primarily attributable to the vesting of cash-settled restricted stock units during the first quarter of 2015. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $87.0 million for the second quarter of 2015, down 3 percent from $89.9 million for the first quarter of 2015 and up 5 percent from $82.7 million for the second quarter of 2014. The decrease in expense compared with the prior quarter was largely due to lower depreciation and amortization expense related to fixed assets and software and lower OREO expense on covered assets. Depreciation and amortization expense for the first quarter of 2015 included additional expenses to correctly board capitalized projects that were completed and placed in service in prior periods. Compared with the year-earlier quarter, increases in depreciation and amortization expense, FDIC assessment expense and legal settlement expense were partially offset by lower OREO expense on covered assets and lower legal and professional fees.

Legal and professional fees were $17.3 million for the second quarter of 2015, up 2 percent from $16.9 million in the first quarter of 2015 and down 6 percent from $18.4 million in the year-earlier quarter. Legal and professional fees for the second quarter of 2015 included $1.5 million in transaction costs related to the planned merger with RBC. The decrease from the year-earlier quarter reflects lower sub-advisory fees associated with advised funds, primarily due to $1.9 million of expense recognized in the second quarter of 2014 related to the merger of two funds.

Legal and professional fees associated with covered loans and OREO increased to $1.3 million for the second quarter of 2015, from $0.5 million for the first quarter of 2015 and $1.0 million for the second quarter of 2014. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expenses are reimbursable by the FDIC at 80 percent.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Non-covered OREO expense
Valuation write-downs	$—	$—	$—	$14
Holding costs and foreclosure expense	87	72	296	178
Total non-covered OREO expense	$87	$72	$296	$192
Covered OREO expense
Valuation write-downs	$77	$934	$1,739	$1,089
Holding costs and foreclosure expense	930	1,366	1,790	2,524
Total covered OREO expense	$1,007	$2,300	$3,529	$3,613

Total OREO expense	$1,094	$2,372	$3,825	$3,805

Covered Assets

The following table summarizes the components of income and expense related to covered assets for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income on covered loans
Base yield	$9,359	$12,379	$19,235	$24,907
Income on loans paid-off or fully charged-off	16,191	18,682	24,578	28,006
Total interest income on covered loans	$25,550	$31,061	$43,813	$52,913

(Reversal of) provision for losses on covered loans
(Reversal of) provision for losses on covered loans	$1,091	$(1,461)	$1,588	$3,194

Noninterest income related to covered assets
FDIC loss sharing expense, net
Loss on indemnification asset	$(2,826)	$(4,392)	$(4,137)	$(793)
Indemnification asset amortization	(2,009)	(3,320)	(4,390)	(6,484)
Net FDIC reimbursement for OREO and loan expenses	844	2,160	3,439	3,813
Removal of indemnification asset for loans paid-off or fully charged-off	(1,233)	(4,994)	(3,294)	(7,993)
Removal of indemnification asset for unfunded loan commitments and loans transferred to OREO	(740)	(773)	(906)	(1,449)
Removal of indemnification asset for OREO and net reimbursement to FDIC for OREO sales	(1,139)	(1,827)	(1,148)	(2,138)
Loan recoveries shared with FDIC	(3,379)	(9,866)	(5,877)	(14,088)
Increase in FDIC clawback liability	(326)	(1,149)	(1,183)	(2,112)
Total FDIC loss sharing expense, net	(10,808)	(24,161)	(17,496)	(31,244)

Gain on disposal of assets
Net gain on sale of OREO	1,423	2,613	1,435	3,002

Other income
Net gain on transfers of covered loans to OREO	1,189	867	1,490	1,730
Amortization of fair value on acquired unfunded loan commitments	(47)	218	(25)	433
OREO income	84	289	257	724
Other	(192)	543	(206)	387
Total other income	1,034	1,917	1,516	3,274

Total noninterest income related to covered assets	$(8,351)	$(19,631)	$(14,545)	$(24,968)

Noninterest expense related to covered assets (1)
Other real estate owned
Valuation write-downs	$77	$934	$1,739	$1,089
Holding costs and foreclosure expense	930	1,366	1,790	2,524
Total other real estate owned	1,007	2,300	3,529	3,613

Legal and professional fees	1,253	992	1,757	2,572

Other operating expense
Other covered asset expenses	7	5	14	24

Total noninterest expense related to covered assets (2)	$2,267	$3,297	$5,300	$6,209

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

The Company recorded base yield on covered loans of $9.4 million in the second quarter of 2015, compared with $9.9 million in the first quarter of 2015 and $12.4 million in the second quarter of 2014. The Company recognized indemnification asset amortization expense of $2.0 million in the second quarter of 2015, compared with $2.4 million and $3.3 million for the first quarter of 2015 and second quarter of 2014, respectively. The decrease in base yield and indemnification asset amortization expense from prior periods was primarily due to portfolio run-off. Average covered loans were $455.4 million during the second quarter of 2015, down from $492.4 million during the first quarter of 2015 and $643.7 million for the year-earlier quarter.

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

The Company recorded a $1.1 million provision for losses on covered loans in the second quarter of 2015, compared with a provision for losses of $0.5 million in the first quarter of 2015 and a $1.5 million reversal of provision in the second quarter of 2014. Loss on indemnification asset was $2.8 million for the second quarter of 2015, compared with $1.3 million for the first quarter of 2015 and $4.4 million for the second quarter of 2014. Expense from the increase in FDIC clawback liability was $0.3 million, $0.9 million and $1.1 million for the second quarter of 2015, first quarter of 2015 and second quarter of 2014, respectively. The provision for losses on covered loans, the loss on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. During the second quarter of 2015, the overall expected lifetime cash flows of the covered loan portfolio improved, but the change in amount and timing of the cash flows and change in the allowance due to loan removal, as well as the varying performance among different loan pools, resulted in the recognition of a net provision for losses on covered loans and a net loss on indemnification asset. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

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

Interest income from net accelerated accretable yield recognition was $16.2 million in the second quarter of 2015, compared with $8.4 million in the first quarter of 2015 and $18.7 million in the year-earlier quarter. The increase from the first quarter of 2015 was primarily attributed to large recoveries on covered loans during the second quarter. The net expense from the removal of indemnification asset for loans that were paid off or fully charged off was $1.2 million, $2.1 million and $5.0 million in the second quarter of 2015, first quarter of 2015 and second quarter of 2014, respectively. The decrease in balance in the second quarter of 2015 was due to lower volumes of covered loans that were paid off or fully charged off.

Net gain on transfers of covered loans to OREO was $1.2 million in the second quarter of 2015, compared with $0.3 million for the first quarter of 2015 and $0.9 million in the year-earlier quarter. The gain on transfer of covered loans to OREO increased as a result of improvements in the portfolio’s credit quality and general market conditions. Net gain on sale of covered OREO was $1.4 million in the second quarter of 2015, compared with $12 thousand in the first quarter of 2015 and $2.6 million in the year-earlier quarter. Total net expense from the removal of the indemnification asset for all other covered asset removals, excluding the removal of indemnification asset for loans that were paid off or fully charged off, was $1.9 million in the second quarter of 2015, $0.2 million in the first quarter of 2015 and $2.6 million in the year-earlier quarter. The fluctuations in net gain on sale of covered OREO and related expense from the indemnification asset were driven by OREO sale volume.

Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as “Loan recoveries shared with FDIC” under FDIC loss sharing income or expense. The Company recognized expenses of $3.4 million in the second quarter of 2015, $2.5 million in the first quarter of 2015 and $9.9 million in the year-earlier quarter. The Company has recognized significant loan recoveries in the last several years as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

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

Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $1.0 million for the second quarter of 2015, down from $2.5 million for the first quarter of 2015 and $2.3 million for the year-earlier quarter. The decrease in total OREO expense from the prior periods was primarily due to lower valuation write-downs during the second quarter of 2015. Legal and professional fees related to covered assets were $1.3 million in the second quarter of 2015, up from $0.5 million in the first quarter of 2015 and $1.0 million in the year-earlier quarter. Net FDIC reimbursement for these expenses of $0.8 million for the second quarter of 2015 decreased from $2.6 million for the first quarter of 2015 and $2.2 million for the second quarter of 2014.

Other Information on the FDIC Indemnification Asset

The following table is a summary of activity in the FDIC indemnification asset for the three and six months ended June 30, 2015 and 2014:

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$43,256	$84,851	$50,511	$89,227
Indemnification asset amortization	(2,009)	(3,320)	(4,390)	(6,484)
Loss on indemnification asset	(2,826)	(4,392)	(4,137)	(793)
Reductions (1)	(3,622)	(9,101)	(7,185)	(13,912)
Balance, end of period	$34,799	$68,038	$34,799	$68,038

(1)         The FDIC indemnification asset is reduced upon covered asset removals, funding of covered unfunded loan commitments, partial charge-offs and OREO write-downs.

The indemnification asset amortization, loss on indemnification asset, and the impact of the reduction of indemnification asset for covered asset removals and funding of unfunded commitments are recognized in the FDIC loss sharing income or expense line item on the consolidated statements of income.

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

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $54.2 million for the second quarter of 2015 from $47.0 million for the second quarter of 2014. Net income for the six months ended June 30, 2015 was $98.9 million, up from $86.0 million for the year-earlier period. The increase in net income for the current quarter from the year-earlier quarter was primarily due to higher net interest income and growth in noninterest income. These increases were partially offset by higher provision for all loans and leases and higher noninterest expense. The increase in net income for the first half of 2015 compared with the year-earlier period was due to higher net interest income, growth in noninterest income and lower provision for credit losses on covered loans. These increases were partially offset by higher provision on non-covered loans and higher noninterest expense.

Net interest income increased to $227.8 million for the second quarter of 2015 from $208.3 million for the year-earlier quarter. Net interest income for the six months ended June 30, 2015 increased to $436.0 million from $398.1 million for the same period in 2014. The increase from the prior-year periods was primarily attributable to organic loan growth and a sizable recovery on a non-covered loan during the second quarter of 2015, partially offset by lower interest income from covered loans. Average loans and leases, excluding covered loans in the segment grew 19 percent to $21.22 billion for the second quarter of 2015 from $17.90 billion for the same period in 2014. Average loans and leases for the six months ended June 30, 2015 increased to $20.79 billion, or by 18 percent from $17.59 billion for the year-earlier period. Average covered loans decreased to $455.4 million for the current quarter from $643.7 million for the second quarter of 2014, and $473.8 million for the first six months of 2015 compared to $669.8 million for the same period in 2014.

The growth in net interest income was also a result of continued core deposit growth. The Asset Liability Funding Center (“Funding Center”), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits for this segment increased by 11 percent to $28.43 billion for the three months ended June 30, 2015 from $25.58 billion for the year-earlier quarter, and increased by 11 percent to $27.99 billion for the six months ended June 30, 2015 from $25.32 billion for the same period in 2014. The increase was driven by new client relationships and growth in deposits of existing clients.

The segment recorded a $10.0 million provision for credit losses on loans and leases, excluding covered loans, for the three and six months ended June 30, 2015. The segment recorded a $1.0 million reversal of provision for credit losses on non-covered loans for the three and six months ended June 30, 2014. Provision for losses on covered loans was $1.1 million and $1.6 million for the three and six months ended June 30, 2015, respectively, compared to a $1.5 million reversal of provision and $3.2 million provision for the three and six months ended June 30, 2014. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision. Refer to “Results of Operations—Covered Assets” included elsewhere in this report for further discussion of the provision for losses on covered loans.

Noninterest income for the second quarter of 2015 was $55.5 million, up 44 percent from $38.5 million for the prior-year quarter. Noninterest income for the six months ended June 30, 2015 increased 27 percent to $107.0 million, from $84.6 million for the year-earlier period. The increase from prior periods was largely due to lower FDIC loss sharing expense and higher income from client swap transactions. Also contributing to the increase was higher wealth management fee income, as revenues associated with wealth management products and services utilized by Commercial and Private Banking clients are allocated to this segment.

Noninterest expense, including depreciation and amortization, was $188.2 million for the three months ended June 30, 2015, up 6 percent from $177.1 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $380.7 million for the first half of 2015, up 10 percent from $346.8 million for the same period in 2014. The increase was primarily due to higher salaries and incentive compensation expense, and higher FDIC assessments due to increased balance sheet size.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation of $8.0 million for the second quarter of 2015, up from net income of $6.6 million for the year-earlier quarter. Net income attributable to City National Corporation for the six months ended June 30, 2015 was $20.4 million compared to $12.3 million for the year-earlier period.

Noninterest income increased 2 percent to $70.3 million for the second quarter of 2015 from $68.7 million for the year-earlier quarter, and by 10 percent to $145.4 million for the six months ended June 30, 2015 from $132.1 million for the same period in 2014. The increase from prior periods was mainly due to higher wealth management fees, driven by asset inflows from new and existing clients and market appreciation. Refer to “Results of Operations—Noninterest Income—Wealth Management” included elsewhere in this report for further discussion of the factors impacting income for the Wealth Management segment.

Noninterest expense, including depreciation and amortization, was $58.2 million for the second quarter of 2015, down 1 percent from $58.6 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 2 percent to $114.8 million for the six months ended June 30, 2015 from $112.6 million for the year-earlier period. The decrease in expense from the year-earlier quarter was largely due to lower employee benefits expense and lower sub-advisory expenses associated with advised funds. The increase in noninterest expense for the first six months of 2015 from the year-earlier period was primarily due to higher salary and incentive compensation expense, net of the impact of the sale of the retirement services business during the third quarter of 2014.

Other

Net income for the Other segment decreased to $6.4 million for the second quarter of 2015 from $11.9 million for the second quarter of 2014. Net income decreased to $10.8 million for the six months ended June 30, 2015 from $20.9 million for the same period in 2014. The decrease in net income was due to lower noninterest income, lower net interest income and higher depreciation and amortization expense, partially offset by lower noninterest expense.

Net interest income was $8.1 million and $15.6 million for the three and six months ended June 30, 2015, down from $10.3 million and $20.0 million for the same periods in 2014. The Funding Center, which is included in the Other segment, charges the business line units for loans and pays them for generating deposits. During the second quarter of 2015, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment. The decrease in net interest income in the Other segment was partially offset by lower interest expense from the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Noninterest income (loss) was ($13.0) million for the current quarter compared with ($6.1) million for the second quarter of 2014. Noninterest income (loss) increased to ($28.5) million for the six months ended June 30, 2015 from ($14.4) million for the year-earlier period. Noninterest expense (income), including depreciation and amortization was ($14.8) million and ($29.4) million for the three and six months ended June 30, 2015, respectively, compared with ($14.1) million and ($26.9) million for the same periods in 2014. The changes in noninterest income (loss) and expense (income) compared with the same periods in 2014 was primarily due to an increase in the elimination of inter-segment revenues and costs (recorded in the Other segment) associated with wealth management products and services compared to the year-earlier periods. Also contributing to the change in noninterest expense was an increase in depreciation and amortization expense related to fixed assets and software. Noninterest expense included $2.2 million and $5.4 million in transaction costs related to the planned merger with RBC in the second quarter and first six months of 2015, respectively.

Income Taxes

The Company recognized income tax expense of $37.7 million during the second quarter of 2015, compared with tax expense of $30.6 million in the first quarter of 2015 and $35.1 million in the year-earlier quarter. The effective tax rate was 35.3 percent of pretax income for the second quarter of 2015, compared with 33.0 percent for the first quarter of 2015 and 34.7 percent for the year-earlier quarter. The higher tax rate during the second quarter of 2015, when compared to the year-earlier quarter, was attributable to higher projections on current year income. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

Income tax expense and effective tax rates for prior periods reflect the retrospective adoption of ASU 2014-01 on January 1, 2015. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of ASU 2014-01. See Note 13, Income Taxes, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of income taxes.

BALANCE SHEET ANALYSIS

Total assets were $33.76 billion at June 30, 2015, an increase of 10 percent from $30.81 billion at June 30, 2014 and up 3 percent from $32.70 billion at March 31, 2015. Average assets for the second quarter of 2015 increased 10 percent to $32.88 billion from $29.97 billion for the second quarter of 2014. Total average interest-earning assets for the second quarter of 2015 were $31.16 billion, up 10 percent from $28.28 billion for the second quarter of 2014. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At June 30, 2015, the Company had total securities of $8.47 billion, comprised of securities available-for-sale at fair value of $4.94 billion, securities held-to-maturity at amortized cost of $3.42 billion and trading securities at fair value of $110.1 million. The Company had total securities of $9.48 billion at December 31, 2014, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million. At June 30, 2014, the Company had total securities of $8.83 billion, comprised of securities available-for-sale at fair value of $5.33 billion, securities held-to-maturity at amortized cost of $3.42 billion and trading securities at fair value of $86.1 million. The decrease in securities available-for-sale since year-end 2014 reflects the Company’s strategy to fund loan growth with cash flow from the securities portfolio to the extent possible.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	June 30, 2015		December 31, 2014		June 30, 2014
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$148,263	$148,308	$116,919	$116,926	$36,213	$36,258
Federal agency - Debt	899,379	899,934	1,401,303	1,398,581	1,027,192	1,026,516
Federal agency - MBS	95,778	96,878	102,939	104,526	121,501	123,229
CMOs - Federal agency	3,295,300	3,286,076	3,599,831	3,580,590	3,552,834	3,539,319
CMOs - Non-agency	22,091	21,731	24,385	24,014	27,168	26,903
State and municipal	395,350	400,055	473,272	479,031	384,359	392,593
Other debt securities	86,308	87,395	174,352	176,169	174,723	177,987
Total available-for-sale debt securities	4,942,469	4,940,377	5,893,001	5,879,837	5,323,990	5,322,805
Equity securities and mutual funds	664	466	1,508	3,146	621	5,687
Total available-for-sale securities	$4,943,133	$4,940,843	$5,894,509	$5,882,983	$5,324,611	$5,328,492

Securities held-to-maturity (1):
Federal agency - Debt	$323,805	$330,070	$292,932	$299,107	$302,918	$306,381
Federal agency - MBS	578,603	586,945	553,589	564,741	554,421	559,691
CMOs - Federal agency	1,684,687	1,704,040	1,811,574	1,831,280	1,883,461	1,889,954
State and municipal	749,253	753,873	682,705	703,440	579,473	587,591
Other debt securities	85,831	86,014	86,231	86,079	98,080	98,367
Total held-to-maturity securities	$3,422,179	$3,460,942	$3,427,031	$3,484,647	$3,418,353	$3,441,984

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $4.94 billion available-for-sale portfolio was 1.9 years at June 30, 2015, down from 2.2 years at June 30, 2014 and 2.0 years at December 31, 2014. The decrease in average duration reflects a continued rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At June 30, 2015, the available-for-sale securities portfolio had a net unrealized loss of $2.3 million, consisting of $28.5 million of unrealized gains and $30.8 million of unrealized losses. At December 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $11.5 million, comprised of $32.8 million of unrealized gains and $44.3 million of unrealized losses. At June 30, 2014, the available-for-sale securities portfolio had a net unrealized gain of $3.9 million, comprised of $49.1 million of unrealized gains and $45.2 million of unrealized losses. The decrease in the net unrealized loss related to debt securities at June 30, 2015 compared to December 31, 2014 was due to lower interest rates and other market conditions that, in general, resulted in higher market prices for the securities owned. The increase in the unrealized loss on debt securities at June 30, 2015 from the year-earlier quarter was due to higher interest rates.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at June 30, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$72,793	$75,515	$—	$—	$148,308
Federal agency - Debt	476,226	423,708	—	—	899,934
Federal agency - MBS	—	96,878	—	—	96,878
CMOs - Federal agency	120,247	2,988,305	177,524	—	3,286,076
CMOs - Non-agency	1,223	20,508	—	—	21,731
State and municipal	175,966	220,741	—	3,348	400,055
Other	38,636	48,759	—	—	87,395
Total debt securities available-for-sale	$885,091	$3,874,414	$177,524	$3,348	$4,940,377

Amortized cost	$882,733	$3,877,641	$178,695	$3,400	$4,942,469

Securities held-to-maturity:
Federal agency - Debt	$—	$23,000	$149,266	$151,539	$323,805
Federal agency - MBS	—	47,500	526,581	4,522	578,603
CMOs - Federal agency	9,728	762,883	912,076	—	1,684,687
State and municipal	—	141,904	401,476	205,873	749,253
Other	—	85,831	—	—	85,831
Total debt securities held-to-maturity at amortized cost	$9,728	$1,061,118	$1,989,399	$361,934	$3,422,179

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

The Company recorded impairment losses in earnings on securities available-for-sale of $0.3 million for the three and six months ended June 30, 2015. The Company recorded impairment losses in earnings on securities available-for-sale of $0.2 million for the three and six months ended June 30, 2014. The Company recognized an after-tax amount of $0.2 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at June 30, 2015 and 2014. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and six months ended June 30, 2015 and 2014.

Of the total securities available-for-sale in an unrealized loss position at June 30, 2015, approximately $1.27 billion of securities with unrealized losses of $3.7 million were in a continuous unrealized loss position for less than 12 months, and $1.27 billion of securities with unrealized losses of $27.1 million were in a continuous loss position for more than 12 months. Securities in a loss position and total gross unrealized losses were comprised mostly of federal agency CMOs and federal agency MBS securities. At December 31, 2014, approximately $2.03 billion of securities with unrealized losses of $6.7 million were in a continuous unrealized loss position for less than 12 months and $1.47 billion of securities with unrealized losses of $37.6 million were in a continuous loss position for more than 12 months. At June 30, 2014, approximately $739.0 million of securities with unrealized losses of $2.0 million were in a continuous unrealized loss position for less than 12 months and $1.67 billion of securities with unrealized losses of $43.2 million were in a continuous loss position for more than 12 months.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	June 30,	December 31,	June 30,
(in thousands)	2015	2014	2014
Commercial	$10,061,735	$9,360,976	$8,230,112
Commercial real estate mortgages	3,850,915	3,539,703	3,464,918
Residential mortgages	5,490,375	5,106,803	4,814,435
Real estate construction	877,838	710,224	457,557
Home equity loans and lines of credit	787,417	785,796	716,816
Installment	199,583	184,613	183,518
Lease financing	661,465	649,091	607,432
Loans and leases, excluding covered loans	21,929,328	20,337,206	18,474,788
Less: Allowance for loan and lease losses	(316,922)	(310,149)	(311,276)
Loans and leases, excluding covered loans, net	21,612,406	20,027,057	18,163,512

Covered loans	434,033	510,979	605,770
Less: Allowance for loan losses	(8,075)	(8,608)	(9,103)
Covered loans, net	425,958	502,371	596,667

Total loans and leases	$22,363,361	$20,848,185	$19,080,558
Total loans and leases, net	$22,038,364	$20,529,428	$18,760,179

Total loans and leases were $22.36 billion, $20.85 billion and $19.08 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Total loans, excluding covered loans, were $21.93 billion, $20.34 billion and $18.47 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Total loans and leases, excluding covered loans, at June 30, 2015 increased 8 percent from December 31, 2014 and 19 percent from June 30, 2014. Commercial loans, including lease financing, were up 7 percent from year-end 2014 and 21 percent from the year-earlier quarter. Commercial real estate mortgage loans increased 9 percent from year-end 2014 and 11 percent from the year-earlier quarter. Residential mortgages grew by 8 percent and 14 percent from the same periods, respectively. Real estate construction loans increased 24 percent from year-end 2014 and 92 percent from June 30, 2014.

Covered Loans

Covered loans represent loans acquired from the FDIC that are subject to loss-sharing agreements. They totaled $434.0 million as of June 30, 2015, $511.0 million as of December 31, 2014 and $605.8 million as of June 30, 2014. Covered loans, net of allowance for loan losses, were $426.0 million as of June 30, 2015, $502.4 million as of December 31, 2014 and $596.7 million as of June 30, 2014.

The following is a summary of the major categories of covered loans:

	June 30,	December 31,	June 30,
(in thousands)	2015	2014	2014
Commercial	$1,630	$1,969	$6,992
Commercial real estate mortgages	409,404	481,689	568,902
Residential mortgages	3,653	4,455	5,525
Real estate construction	16,313	18,790	20,742
Home equity loans and lines of credit	2,846	3,820	3,342
Installment	187	256	267
Covered loans	434,033	510,979	605,770
Less: Allowance for loan losses	(8,075)	(8,608)	(9,103)
Covered loans, net	$425,958	$502,371	$596,667

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at June 30, 2015 totaled $4.39 billion or 13 percent of total loan commitments, compared to $4.22 billion or 14 percent at December 31, 2014 and $3.79 billion or 14 percent at June 30, 2014. Outstanding loan balances on purchased SNCs were $2.08 billion, or approximately 10 percent of total loans outstanding, excluding covered loans, at June 30, 2015, compared to $1.96 billion or 10 percent at December 31, 2014 and $1.83 billion or 10 percent at June 30, 2014.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of June 30, 2015, total loans for construction, land development and other land represented 31 percent of total risk-based capital; total CRE loans represented 136 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 23 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding covered loans, California represented 73 percent of total loans outstanding and New York represented 9 percent as of June 30, 2015. The remaining 18 percent of total loans outstanding represented other states and countries. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at June 30, 2015 are Los Angeles (37 percent), Orange (5 percent), San Diego (3 percent), Riverside (2 percent) and San Bernardino (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (9 percent), Orange (8 percent), Riverside (4 percent) and Santa Clara (4 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (27 percent), San Diego (14 percent), Alameda (8 percent), Orange (8 percent) and Santa Clara (4 percent).

Within the Company’s covered loan portfolio at June 30, 2015, the five states with the largest concentration were California (29 percent), Texas (12 percent), Arizona (7 percent), Nevada (6 percent) and Ohio (6 percent). The remaining 40 percent of total covered loans outstanding represented other states.

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

The following table summarizes activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding covered loans, for the three and six months ended June 30, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the six months ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014

Loans and leases outstanding, excluding covered loans	$21,929,328	$18,474,788	$21,929,328	$18,474,788
Average loans and leases outstanding, excluding covered loans	$21,281,468	$17,959,191	$20,845,516	$17,650,520
Allowance for loan and lease losses (1)
Balance, beginning of period	$308,858	$305,790	$310,149	$302,584
Loan charge-offs:
Commercial	(2,875)	(12,862)	(5,700)	(14,821)
Commercial real estate mortgages	—	—	—	(5)
Residential mortgages	—	—	—	(482)
Home equity loans and lines of credit	—	(149)	—	(165)
Installment	(231)	(142)	(508)	(188)
Total charge-offs	(3,106)	(13,153)	(6,208)	(15,661)
Recoveries of loans previously charged-off:
Commercial	599	7,503	1,715	9,235
Commercial real estate mortgages	42	27	1,202	127
Residential mortgages	37	190	76	225
Real estate construction	1,623	687	1,710	5,075
Home equity loans and lines of credit	35	43	73	202
Installment	198	1,068	418	1,332
Total recoveries	2,534	9,518	5,194	16,196
Net (charge-offs) recoveries	(572)	(3,635)	(1,014)	535
(Reversal of) provision for credit losses	10,000	(1,000)	10,000	(1,000)
Transfers (to) from reserve for off-balance sheet credit commitments	(1,364)	10,121	(2,213)	9,157
Balance, end of period	$316,922	$311,276	$316,922	$311,276

Net (charge-offs) recoveries to average loans and leases, excluding covered loans (annualized)	(0.01)%	(0.08)%	(0.01)%	0.01%
Allowance for loan and lease losses to total period-end loans and leases, excluding covered loans	1.45%	1.68%	1.45%	1.68%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$28,660	$34,908	$27,811	$33,944
Transfers from (to) allowance	1,364	(10,121)	2,213	(9,157)
Balance, end of period	$30,024	$24,787	$30,024	$24,787

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

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses on non-covered loans for June 30, 2015, December 31, 2014 and June 30, 2014 as shown in the table below:

	Allowance amount			Percentage of total allowance
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
(in thousands)	2015	2014	2014	2015	2014	2014
Commercial and lease financing	$124,314	$115,855	$126,279	39%	37%	41%
Commercial real estate mortgages	48,649	44,745	50,651	15	15	16
Residential mortgages	9,660	10,296	10,296	3	3	3
Real estate construction	10,652	9,115	7,191	3	3	2
Home equity loans and lines of credit	5,404	6,609	6,575	2	2	2
Installment	2,208	2,228	2,284	1	1	1
Qualitative	116,035	121,301	108,000	37	39	35
Total	$316,922	$310,149	$311,276	100%	100%	100%

While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the Company’s quantitative allowance models. The methodology to determine the qualitative reserves includes segmenting the Company’s portfolio into three loan categories: Commercial real estate secured, Commercial and Consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank-specific criteria such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company’s assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions. At June 30, 2015, the Company had total qualitative reserves of $116.0 million, of which $32.7 million, $59.0 million and $24.3 million were assigned to the Commercial real estate secured, Commercial and Consumer segments, respectively. The primary drivers of the qualitative reserves as of June 30, 2015 were loan growth, economic conditions, and loan and industry concentrations. The Company had total qualitative reserves of $121.3 million and $108.0 million as of December 31, 2014 and June 30, 2014, respectively.

Nonaccrual loans, excluding covered loans, were $29.0 million at June 30, 2015, down from $42.2 million at December 31, 2014 and $64.8 million at June 30, 2014. Net loan charge-offs were $0.6 million and $1.0 million for the three and six months ended June 30, 2015, compared to net loan charge-offs of $3.6 million and net loan recoveries of $0.5 for the same periods in 2014. Classified loans were $219.9 million at June 30, 2015, up from $190.8 million at December 31, 2014 but down from $226.1 million at June 30, 2014. The Company recorded a $10.0 million provision for loan and lease losses in the second quarter of 2015. The Company recorded no provision for loan losses in the first quarter of 2015 and a $1.0 million reversal of provision in the second quarter of 2014.

The allowance for loan and lease losses, excluding covered loans, was $316.9 million as of June 30, 2015, compared with $310.1 million as of December 31, 2014 and $311.3 million as of June 30, 2014. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding covered loans, was 1.45 percent at June 30, 2015, compared to 1.53 percent at December 31, 2014 and 1.68 percent at June 30, 2014. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding covered assets, was 906.22 percent, 586.26 percent and 450.79 percent at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on covered loans for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$9,752	$18,439	$8,608	$15,922
(Reversal of) provision for losses	1,091	(1,461)	1,588	3,194
Change in allowance due to loan removals	(2,768)	(7,875)	(2,121)	(10,013)
Balance, end of period	$8,075	$9,103	$8,075	$9,103

The allowance for losses on covered loans was $8.1 million at June 30, 2015, down from $8.6 million at December 31, 2014 and $9.1 million at June 30, 2014 due to the stabilizing credit quality of covered loans and portfolio run-off. The covered loan portfolio decreased 15 percent to $434.0 million at June 30, 2015 from $511.0 million at December 31, 2014 and 28 percent from $605.8 million at June 30, 2014. The Company recorded a $1.1 million and $1.6 million provision for losses on covered loans during the three and six months ended June 30, 2015, respectively. The Company recorded a $1.5 million reversal of provision for losses on covered loans during the three months ended June 30, 2014 and provision expense of $3.2 million for the six months ended June 30, 2014. Refer to “Covered Assets” included elsewhere in this report for further discussion of the provision for loan losses on covered loans.

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

The following table presents information on impaired loans as of June 30, 2015, December 31, 2014 and June 30, 2014. Loan and lease balances reflect the recorded investment as of the reporting date.

	June 30, 2015		December 31, 2014		June 30, 2014
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding covered loans (1):
Impaired loans with an allowance	$15,269	$1,595	$15,611	$728	$31,525	$8,833
Impaired loans with no related allowance	35,176	—	45,611	—	58,090	—
Total impaired loans, excluding covered loans	$50,445		$61,222		$89,615

Total impaired loans by loan type:
Commercial	$8,791	$1,299	$15,364	$399	$29,231	$8,477
Commercial real estate mortgages	22,993	263	25,042	281	33,456	301
Residential mortgages	11,912	33	11,937	48	10,596	5
Real estate construction	5,816	—	6,609	—	12,846	—
Home equity loans and lines of credit	933	—	2,270	—	3,436	—
Installment	—	—	—	—	50	50
Total impaired loans, excluding covered loans	$50,445	$1,595	$61,222	$728	$89,615	$8,833

(1)         Impaired loans include $29.5 million, $30.6 million and $34.7 million of loans that are on accrual status at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

The recorded investment in impaired loans, excluding covered loans, was $50.4 million at June 30, 2015, $61.2 million at December 31, 2014 and $89.6 million at June 30, 2014. There were no impaired covered loans at June 30, 2015, December 31, 2014 or June 30, 2014.

Troubled Debt Restructured Loans

At June 30, 2015, troubled debt restructured loans were $24.8 million, before specific reserves of $0.4 million. Troubled debt restructured loans were $34.3 million, before specific reserves of $0.7 million, at December 31, 2014 and $45.4 million, before specific reserves of $1.6 million, at June 30, 2014. Troubled debt restructured loans included $19.2 million, $18.9 million and $22.0 million of restructured loans on accrual status at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. At June 30, 2015, there were $0.3 million of outstanding commitments to lend additional funds on restructured loans.

Nonaccrual and Past Due Loans

Total nonperforming assets (nonaccrual loans and OREO), excluding covered assets, were $35.0 million, or 0.16 percent of total loans and OREO, excluding covered assets, at June 30, 2015, compared with $52.9 million, or 0.26 percent, at December 31, 2014, and $69.1 million, or 0.37 percent, at June 30, 2014. Total nonperforming covered assets (nonaccrual covered loans and covered OREO) were $11.3 million at June 30, 2015, $12.8 million at December 31, 2014 and $17.9 million at June 30, 2014.

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain regardless of the time period involved. Covered loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired covered loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no covered loans that were on nonaccrual status as of June 30, 2015, December 31, 2014 and June 30, 2014.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Past due loans, excluding covered loans
30-89 days past due	$18,254	$11,903	$13,644
90 days or more past due on accrual status:
Commercial	32	148	1,418
Residential mortgages	2,172	921	379
Home equity loans and lines of credit	50	100	—
Installment	480	346	4
Total 90 days or more past due on accrual status	$2,734	$1,515	$1,801

Past due covered loans
30-89 days past due	$4,930	$7,416	$11,572
90 days or more past due on accrual status	21,085	28,344	31,011

The following table presents information on nonaccrual loans and OREO as of June 30, 2015, December 31, 2014 and June 30, 2014:

	June 30,	December 31,	June 30,
(in thousands)	2015	2014	2014
Nonperforming assets, excluding covered assets
Nonaccrual loans, excluding covered loans
Commercial	$8,337	$15,096	$27,314
Commercial real estate mortgages	2,726	3,575	9,216
Residential mortgages	11,088	11,943	9,031
Real estate construction	3,460	6,598	12,834
Home equity loans and lines of credit	3,371	4,864	6,090
Installment	29	84	125
Lease financing	4	7	172
Total nonaccrual loans, excluding covered loans	29,015	42,167	64,782
OREO, excluding covered OREO	5,957	10,736	4,269
Total nonperforming assets, excluding covered assets	$34,972	$52,903	$69,051

Nonperforming covered assets
OREO	$11,311	$12,760	$17,944

Ratios (excluding covered assets):
Nonaccrual loans as a percentage of total loans	0.13%	0.21%	0.35%
Nonperforming assets as a percentage of total loans and OREO	0.16	0.26	0.37
Allowance for loan and lease losses to nonaccrual loans	1,092.27	735.53	480.50
Allowance for loan and lease losses to total nonperforming assets	906.22	586.26	450.79

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

The table below summarizes the total activity in nonaccrual loans, excluding covered loans, for the three and six months ended June 30, 2015 and 2014:

Changes in Nonaccrual Loans

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of the period	$33,376	$71,245	$42,167	$68,651
Loans placed on nonaccrual	7,862	11,542	8,637	24,097
Net charge-offs	(622)	(239)	(2,262)	(2,159)
Loans returned to accrual status	(1,403)	(3,961)	(3,047)	(5,443)
Repayments (including interest applied to principal)	(10,198)	(13,694)	(16,480)	(20,253)
Transfers to OREO	—	(111)	—	(111)
Balance, end of the period	$29,015	$64,782	$29,015	$64,782

In addition to loans disclosed above as past due or nonaccrual, management has also identified $20.1 million of credit facilities to 16 borrowers as of August 6, 2015, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at June 30, 2015, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended March 31, 2015, the Company reported that management had identified $13.5 million of credit facilities to 15 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30, 2015			For the three months ended June 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$5,957	$11,552	$17,509	$9,412	$24,855	$34,267
Additions	—	2,830	2,830	110	1,987	2,097
Sales	—	(2,994)	(2,994)	(5,253)	(7,964)	(13,217)
Valuation adjustments	—	(77)	(77)	—	(934)	(934)
Balance, end of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213

	For the six months ended June 30, 2015			For the six months ended June 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	3,915	3,915	111	4,020	4,131
Sales	(4,779)	(3,625)	(8,404)	(8,439)	(10,468)	(18,907)
Valuation adjustments	—	(1,739)	(1,739)	(14)	(1,089)	(1,103)
Balance, end of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213

OREO was $17.3 million at June 30, 2015, $23.5 million at December 31, 2014 and $22.2 million at June 30, 2014, respectively. The OREO balance at June 30, 2015 includes covered OREO of $11.3 million, compared with $12.8 million at December 31, 2014 and $17.9 million at June 30, 2014. The balance of OREO at June 30, 2015, December 31, 2014 and June 30, 2014 is net of valuation allowances of $3.3 million, $7.4 million and $11.1 million, respectively.

The Company recognized $1.4 million in total net gain on the sale of OREO in the second quarter of 2015, compared to $0.6 million in the first quarter of 2015 and $6.9 million in the year-earlier quarter. The $1.4 million net gain on the sale of OREO in the second quarter of 2015 was related to the sale of covered OREO, compared to $12 thousand in the first quarter of 2015 and $2.6 million in the year-earlier quarter.

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

Other Assets

The following table presents information on other assets:

	June 30,	December 31,	June 30,
(in thousands) (1)	2015	2014	2014
Accrued interest receivable	$81,412	$80,721	$74,250
Deferred compensation fund assets	93,842	92,199	88,613
Stock in government agencies	50,626	58,376	58,376
Private equity and alternative investments	27,477	29,212	29,748
Bank-owned life insurance	89,184	88,069	86,694
Derivative assets	51,671	51,586	43,264
Income tax receivable	44,030	29,463	—
FDIC payable	(1,299)	(993)	(4,249)
Equipment on operating leases, net	11,698	18,544	26,085
Other	98,971	90,670	96,347
Total other assets	$547,612	$537,847	$499,128

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Deposits

Deposits totaled $29.48 billion, $28.11 billion and $26.65 billion at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Average deposits totaled $28.62 billion for the second quarter of 2015, a slight increase from $28.55 billion for the fourth quarter of 2014 and an increase of 10 percent from $25.91 billion for the second quarter of 2014. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $28.11 billion, $28.06 billion and $25.46 billion for the quarters ended June 30, 2015, December 31, 2014 and June 30, 2014, respectively, and represented 98 percent of total deposits for each respective period. Average noninterest-bearing deposits in the second quarter of 2015 increased 3 percent from the fourth quarter of 2014 and were 17 percent higher from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $3.23 billion in the second quarter of 2015, compared with $3.12 billion in the fourth quarter of 2014 and $2.87 billion for the second quarter of 2014. The increases in Treasury Services deposits were primarily due to mortgage transaction activity, higher home purchase prices, an increase in 1031 Exchange transactions and the acquisition of new client relationships.

Borrowed Funds

Total borrowed funds were $646.9 million, $961.5 million and $788.1 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Total average borrowed funds were $663.3 million, $639.5 million and $738.1 million for the quarters ended June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $6.3 million as of June 30, 2015 compared to $322.9 million as of December 31, 2014 and $160.3 million as of June 30, 2014. Short-term borrowings at June 30, 2015 consist of the current portions of nonrecourse debt. The decrease in balance from year-end 2014 was primarily due to outstanding federal funds purchased at December 31, 2014. The decrease from the year-earlier quarter was primarily due to the redemption of $105.0 million in subordinated debt during the third quarter of 2014.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $640.6 million, $638.6 million and $627.8 million as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. The Company’s long-term borrowings have maturity dates ranging from July 2016 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $10.17 billion at June 30, 2015, $9.49 billion at December 31, 2014 and $8.78 billion at June 30, 2014.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its clients to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. The Company had $693.1 million in letters of credit at June 30, 2015, of which $588.3 million relate to standby letters of credit and $104.8 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

As of June 30, 2015, the Company had private equity fund and alternative investment fund commitments of $72.1 million, of which $57.4 million was funded. As of December 31, 2014 and June 30, 2014, the Company had private equity and alternative investment fund commitments of $67.4 million and $66.4 million, of which $59.4 million and $58.5 million was funded, respectively.

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

The Basel III rule became effective for the Company on January 1, 2015. At June 30, 2015, the Company reported a common equity tier 1 capital ratio of 8.60 percent, a tier 1 capital ratio of 9.67 percent, a total capital ratio of 11.70 percent and a tier 1 leverage ratio of 7.56 percent.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at June 30, 2015, December 31, 2014 and June 30, 2014:

	Regulatory Well-Capitalized Standards	June 30, 2015	December 31, 2014		June 30, 2014
City National Corporation (1)
Common equity tier 1 capital (1)	6.50%	8.60%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.67	9.78		10.00
Total risk-based capital	10.00	11.70	11.95		12.81
Tier 1 leverage	—	7.56	7.22		7.43
Tangible common equity to tangible assets (2)	—	6.45	6.28		6.28

City National Bank (1)
Common equity tier 1 capital (1)	6.50%	9.47%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.47	9.60		10.00
Total risk-based capital	10.00	11.55	11.74		12.78
Tier 1 leverage	5.00	7.41	7.08		7.45

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Common equity	$2,804,532	$2,675,085	$2,571,675
Less: Goodwill and other intangible assets	(670,145)	(670,699)	(680,302)
Tangible common equity (A)	$2,134,387	$2,004,386	$1,891,373

Total assets	$33,760,498	$32,597,232	$30,805,230
Less: Goodwill and other intangible assets	(670,145)	(670,699)	(680,302)
Tangible assets (B)	$33,090,353	$31,926,533	$30,124,928

Tangible common equity to tangible assets (A)/(B)	6.45%	6.28%	6.28%

Note: Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The ratio of period-end equity to period-end assets was 9.10 percent, 9.03 percent and 9.22 percent as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Period-end common shareholders’ equity to period-end assets was 8.31 percent, 8.21 percent and 8.35 percent for the same periods, respectively.

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

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 95 percent and 94 percent of funding for average total assets for the second quarter and first six months of 2015, and 94 percent for the three and six months ended June 30, 2014, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $23.1 million and $138.4 million for the three and six months ended June 30, 2015, compared to $0.9 million and $0.5 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings (including the current portion of long-term debt) which averaged $640.2 million and $640.1 million for the three and six months ended June 30, 2015, compared with $737.2 million and $738.0 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $889.0 million and $683.1 million for the second quarter and first six months of 2015, compared with $930.9 million and $917.1 million for the year-earlier periods, respectively. In addition, the Company has committed and unutilized secured borrowing capacity of $6.49 billion as of June 30, 2015 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $4.95 billion and $5.26 billion for the three and six months ended June 30, 2015 respectively. The portfolio of securities available-for-sale averaged $5.28 billion and $5.40 billion for the three and six months ended June 30, 2014 respectively. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $6.55 billion at June 30, 2015. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 200 basis point and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at June 30, 2015, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of June 30, 2015, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. The Company’s net interest income simulation for 2015 was performed under two rate scenarios: a 200 basis point gradual increase in rates and a 400 basis point gradual increase in rates, both over a 2-year horizon. Under the 200 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 4 percent per year. At June 30, 2015, a gradual 200 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 5.1 percent in year one and 20.8 percent in year two over the base case. The dynamic simulation incorporates balance sheet changes resulting from a gradual 200 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 9.0 percent in year one and 29.7 percent in year two over the base case. Under the 400 basis point scenario, loans, excluding covered loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 7.5 percent per year. At June 30, 2015, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 11.1 percent in year one and 42.5 percent in year two over the base case. This compares to an increase in projected net interest income of 11.3 percent in year one and 42.3 percent in year two over the base case at June 30, 2014. The dynamic simulation based on a gradual 400 basis point increase in rates results in an increase in projected net interest income of approximately 14.0 percent in year one and 45.8 percent in year two over the base case. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily growth in floating rate loans and non-rate sensitive deposits. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest-bearing and rate-stable core deposits. The Company’s interest-rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.

The following table shows the composition of the Company’s loan portfolio, including covered loans, by major loan category as of June 30, 2015. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,855	$6,286	$9,141	$61	$1,521	$10,723
Commercial real estate mortgages	255	2,265	2,520	78	1,253	3,851
Residential mortgages	6	—	6	3,976	1,508	5,490
Real estate construction	136	713	849	—	29	878
Home equity loans and lines of credit	748	—	748	3	36	787
Installment	102	—	102	1	97	200
Covered loans	10	57	67	308	59	434
Total loans and leases	$4,112	$9,321	$13,433	$4,427	$4,503	$22,363

Percentage of portfolio	18%	42%	60%	20%	20%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At June 30, 2015, $13.43 billion (60 percent) of the Company’s loan portfolio was floating rate, of which $11.60 billion (86 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.58 billion (12 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $27.1 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of June 30, 2015:

	Loans with No Floor and Current Rate Greater than	Interest Rate Increase Needed for Loans Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$3,079	$863	$169	$1	$4,112
LIBOR	8,521	721	53	26	9,321
Total floating rate loans	$11,600	$1,584	$222	$27	$13,433

% of total floating rate loans	86%	12%	2%	—%	100%

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

As of June 30, 2015, an instantaneous 200 basis point increase in interest rates results in a 4.4 percent decline in EVE. This compares to a 4.7 percent decline in EVE a year-earlier. The decrease in sensitivity is primarily due to changes in the mix of the balance sheet. Measurement of a 200 basis point decrease in rates as of June 30, 2015 and 2014 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at June 30, 2015, December 31, 2014 and June 30, 2014.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2015. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At June 30, 2015 and 2014, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $3.96 billion and $3.30 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had no credit risk exposure at June 30, 2015, compared with $0.2 million of credit risk exposure at June 30, 2014. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at June 30, 2015 and June 30, 2014. The Company delivered cash and securities collateral valued at $44.9 million on swap agreements at June 30, 2015 and $29.4 million at June 30, 2014.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At June 30, 2015, the Company’s outstanding foreign exchange contracts for client accounts totaled $989.4 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $6.9 million and $6.5 million, respectively, at June 30, 2015. At June 30, 2015, the Company had delivered cash collateral on foreign exchange contracts totaling $1.1 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: August 7, 2015	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)