Form 10-Q
period 2015-09-30
CITY NATIONAL CORP
filed 2015-10-30
CIK 201461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 28, 2015, there were 55,777,997 shares of Common Stock outstanding (including unvested restricted shares).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITY NATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share amounts)	2015	2014
Assets
Cash and due from banks	$434,087	$336,470
Due from banks - interest-bearing	1,424,109	119,981
Federal funds sold and securities purchased under resale agreements	200,000	200,000
Securities available-for-sale - cost $5,304,000 and $5,894,509 at September 30, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	16,697	14,654
Held in portfolio	5,292,490	5,868,329
Securities held-to-maturity - fair value $3,598,902 and $3,484,647 at September 30, 2015 and December 31, 2014, respectively:
Securities pledged as collateral	515,963	521,262
Held in portfolio	2,990,492	2,905,769
Trading securities	154,706	173,188
Loans and leases, excluding acquired impaired loans	22,536,584	20,337,206
Less: Allowance for loan and lease losses	317,157	310,149
Loans and leases, excluding acquired impaired loans, net	22,219,427	20,027,057
Acquired impaired loans, net of allowance for loan losses	393,879	502,371
Net loans and leases	22,613,306	20,529,428
Premises and equipment, net	210,314	207,700
Deferred tax asset	234,680	233,811
Goodwill	637,918	635,868
Customer-relationship intangibles, net	30,987	34,831
Affordable housing investments	222,877	186,423
Customers’ acceptance liability	1,650	17,664
Other real estate owned ($8,310 and $12,760 covered by FDIC loss share at September 30, 2015 and December 31, 2014, respectively)	13,894	23,496
FDIC indemnification asset	28,164	50,511
Other assets	553,390	537,847
Total assets	$35,575,724	$32,597,232
Liabilities
Demand deposits	$20,796,610	$18,030,021
Interest checking deposits	2,625,541	2,736,391
Money market deposits	6,682,601	6,198,798
Savings deposits	496,510	469,931
Time deposits - under $250,000	262,905	292,613
Time deposits - $250,000 and over	309,195	380,349
Total deposits	31,173,362	28,108,103
Short-term borrowings	6,490	322,861
Long-term debt	650,078	638,600
Reserve for off-balance sheet credit commitments	29,972	27,811
Acceptances outstanding	1,650	17,664
Other liabilities	570,004	499,514
Total liabilities	32,431,556	29,614,553
Redeemable noncontrolling interest	32,847	39,978
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000,000 shares authorized; 275,000 shares issued at September 30, 2015 and December 31, 2014	267,616	267,616
Common stock, par value $1.00 per share; 75,000,000 shares authorized; 55,695,762 and 55,162,455 shares issued at September 30, 2015 and December 31, 2014, respectively	55,696	55,162
Additional paid-in capital	621,716	578,046
Accumulated other comprehensive income (loss)	2,500	(7,074)
Retained earnings	2,182,259	2,071,230
Treasury shares, at cost - 304,920 and 377,224 shares at September 30, 2015 and December 31, 2014, respectively	(18,466)	(22,279)
Total common shareholders’ equity	2,843,705	2,675,085
Total shareholders’ equity	3,111,321	2,942,701
Total liabilities and shareholders’ equity	$35,575,724	$32,597,232

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Interest income
Loans and leases	$200,405	$181,647	$588,962	$538,343
Securities	40,601	43,863	123,869	128,910
Due from banks - interest-bearing	931	363	1,500	1,183
Federal funds sold and securities purchased under resale agreements	1,203	1,721	3,578	4,568
Total interest income	243,140	227,594	717,909	673,004
Interest expense
Deposits	1,877	2,033	5,676	6,227
Federal funds purchased and securities sold under repurchase agreements	—	—	79	—
Subordinated debt	3,746	4,722	11,239	16,943
Other long-term debt	5,260	5,063	15,568	15,158
Total interest expense	10,883	11,818	32,562	38,328
Net interest income	232,257	215,776	685,347	634,676
(Reversal of) provision for credit losses on loans and leases, excluding acquired impaired loans	(6,000)	(8,000)	4,000	(9,000)
Provision for losses on acquired impaired loans	1,148	589	2,736	3,783
Net interest income after provision	237,109	223,187	678,611	639,893
Noninterest income
Trust and investment fees	57,978	56,834	171,986	164,739
Brokerage and mutual fund fees	11,735	11,021	33,757	35,303
Cash management and deposit transaction charges	12,783	12,200	38,277	36,361
International services	11,686	12,233	34,128	34,111
FDIC loss sharing expense, net	(9,854)	(9,606)	(27,350)	(40,850)
(Loss) gain on disposal of assets	(1,264)	2,985	384	12,649
Gain on sale of securities	30	14	5,331	7,503
Other	21,777	22,311	72,674	60,771
Impairment loss on securities:
Total other-than-temporary impairment loss on securities	(325)	(318)	(662)	(566)
Less: Portion of loss recognized in other comprehensive income	325	243	325	243
Net impairment loss recognized in earnings	—	(75)	(337)	(323)
Total noninterest income	104,871	107,917	328,850	310,264
Noninterest expense
Salaries and employee benefits	148,790	142,210	438,039	417,902
Net occupancy of premises	18,168	15,862	50,420	48,551
Legal and professional fees	18,105	14,350	52,391	45,693
Information services	11,658	10,260	32,166	29,069
Depreciation and amortization	9,478	8,276	33,968	23,989
Amortization of intangibles	1,241	1,426	3,844	4,367
Marketing and advertising	7,718	7,576	25,486	26,333
Office services and equipment	4,922	5,038	15,160	15,235
Other real estate owned	1,321	2,360	5,146	6,165
FDIC assessments	5,442	4,629	15,812	8,785
Other operating	11,200	10,927	31,713	29,259
Total noninterest expense	238,043	222,914	704,145	655,348
Income before income taxes	103,937	108,190	303,316	294,809
Income taxes	32,208	37,452	100,489	103,571
Net income	$71,729	$70,738	$202,827	$191,238
Less: Net (loss) income attributable to noncontrolling interest	(79)	847	954	2,056
Net income attributable to City National Corporation	$71,808	$69,891	$201,873	$189,182
Less: Dividends on preferred stock	4,093	4,093	12,281	12,281
Net income available to common shareholders	$67,715	$65,798	$189,592	$176,901
Net income per common share, basic	$1.20	$1.18	$3.38	$3.19
Net income per common share, diluted	$1.18	$1.17	$3.32	$3.15
Weighted-average common shares outstanding, basic	55,829	55,031	55,668	54,893
Weighted-average common shares outstanding, diluted	56,687	55,765	56,552	55,616
Dividends per common share	$0.70	$0.33	$1.40	$0.99

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$71,729	$70,738	$202,827	$191,238
Other comprehensive income (loss), net of tax:
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	4,473	(9,547)	11,941	12,586
Reclassification adjustment for net gains included in net income	(7)	(4)	(2,154)	(4,396)
Non-credit related impairment loss	(189)	(141)	(189)	(141)
Foreign currency translation adjustments	(17)	—	(24)	—
Total other comprehensive income (loss)	4,260	(9,692)	9,574	8,049
Comprehensive income	$75,989	$61,046	$212,401	$199,287
Less: Comprehensive (loss) income attributable to noncontrolling interest	(79)	847	954	2,056
Comprehensive income attributable to City National Corporation	$76,068	$60,199	$211,447	$197,231

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30,
(in thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$202,827	$191,238
Adjustments to net income:
(Reversal of) provision for credit losses on loans and leases, excluding acquired impaired loans	4,000	(9,000)
Provision for losses on acquired impaired loans	2,736	3,783
Depreciation and amortization	33,968	23,989
Amortization of intangibles	3,844	4,367
Share-based employee compensation expense	15,943	16,116
Deferred income tax benefit	(7,860)	(3,391)
Gain on disposal of assets	(384)	(12,649)
Gain on sale of securities	(5,331)	(7,503)
Impairment loss on securities	337	323
Other, net	27,570	22,063
Net change in:
Trading securities	18,372	(43,608)
Other assets and other liabilities, net	(18,192)	(44,520)
Net cash provided by operating activities	277,830	141,208
Cash Flows From Investing Activities
Purchase of securities available-for-sale	(1,921,396)	(1,537,655)
Sales of securities available-for-sale	401,534	627,102
Maturities and paydowns of securities available-for-sale	2,096,132	1,527,117
Purchase of securities held-to-maturity	(299,383)	(615,295)
Maturities and paydowns of securities held-to-maturity	216,979	119,727
Loan originations, net of principal collections	(2,048,750)	(1,970,596)
Net payments for premises and equipment	(38,297)	(34,446)
Proceeds from sale of business	—	7,053
Other investing activities, net	(2,216)	13,976
Net cash used in investing activities	(1,595,397)	(1,863,017)
Cash Flows From Financing Activities
Net increase in deposits	3,065,259	2,276,543
Net decrease in federal funds purchased	(320,000)	—
Issuance of long-term debt	53,054	31,759
Repayment of long-term debt	(37,946)	(135,473)
Proceeds from exercise of stock options	30,737	21,734
Tax benefit from exercise of stock options	5,769	4,022
Cash dividends paid	(70,650)	(66,624)
Other financing activities, net	(6,911)	(17,268)
Net cash provided by financing activities	2,719,312	2,114,693
Net increase in cash and cash equivalents	1,401,745	392,884
Cash and cash equivalents at beginning of year	656,451	935,946
Cash and cash equivalents at end of period	$2,058,196	$1,328,830

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$40,086	$48,019
Income taxes	63,200	102,757
Non-cash investing activities:
Transfer of loans to other real estate owned	$4,200	$11,364

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

					Accumulated
	Common			Additional	other			Total
	shares	Preferred	Common	paid-in	comprehensive	Retained	Treasury	shareholders’
(in thousands, except share amounts)	issued	stock	stock	capital	(loss) income	earnings	shares	equity

Balance, December 31, 2013	54,667,295	$267,616	$54,667	$541,210	$(15,641)	$1,918,163	$(25,029)	$2,740,986
Adjustment to initially apply Accounting Standards Update 2014-01	—	—	—	—	—	(11,941)	—	(11,941)
Balance, January 1, 2014	54,667,295	267,616	54,667	541,210	(15,641)	1,906,222	(25,029)	2,729,045
Net income (1)	—	—	—	—	—	189,182	—	189,182
Other comprehensive income, net of tax	—	—	—	—	8,049	—	—	8,049
Issuance of shares under share-based compensation plans	390,442	—	391	14,402	—	—	2,688	17,481
Share-based employee compensation expense	—	—	—	13,305	—	—	—	13,305
Tax benefit from share-based compensation plans	—	—	—	4,188	—	—	—	4,188
Dividends:
Preferred	—	—	—	—	—	(12,281)	—	(12,281)
Common	—	—	—	—	—	(54,877)	—	(54,877)
Net change in deferred compensation plans	—	—	—	884	—	—	(2)	882
Change in redeemable noncontrolling interest	—	—	—	(8,167)	—	—	—	(8,167)
Balance, September 30, 2014	55,057,737	$267,616	$55,058	$565,822	$(7,592)	$2,028,246	$(22,343)	$2,886,807

Balance, December 31, 2014	55,162,455	$267,616	$55,162	$578,046	$(7,074)	$2,071,230	$(22,279)	$2,942,701
Net income (1)	—	—	—	—	—	201,873	—	201,873
Other comprehensive income, net of tax	—	—	—	—	9,574	—	—	9,574
Issuance of shares under share-based compensation plans	532,616	—	533	22,958	—	—	3,814	27,305
Share-based employee compensation expense	—	—	—	12,241	—	—	—	12,241
Tax benefit from share-based compensation plans	—	—	—	8,012	—	—	—	8,012
Dividends:
Preferred	—	—	—	—	—	(12,281)	—	(12,281)
Common	—	—	—	—	—	(78,563)	—	(78,563)
Net change in deferred compensation plans	691	—	1	847	—	—	(1)	847
Change in redeemable noncontrolling interest	—	—	—	(388)	—	—	—	(388)
Balance, September 30, 2015	55,695,762	$267,616	$55,696	$621,716	$2,500	$2,182,259	$(18,466)	$3,111,321

(1)         Net income excludes net income attributable to redeemable noncontrolling interest of $954 and $2,056 for the nine-month periods ended September 30, 2015 and 2014, respectively.  Redeemable noncontrolling interest is reflected in the mezzanine section of the consolidated balance sheets. See Note 17 of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying Notes to the Unaudited Consolidated Financial Statements.

CITY NATIONAL CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

Organization

City National Corporation (the “Corporation”) is the holding company for City National Bank (the “Bank”). The Bank delivers banking, investment and trust services through 75 offices in Southern California, the San Francisco Bay area, Nevada, New York City, Nashville, Tennessee and Atlanta, Georgia. As of September 30, 2015, the Corporation had four consolidated investment advisory affiliates and one unconsolidated subsidiary, Business Bancorp Capital Trust I. Because the Bank comprises substantially all of the business of the Corporation, references to the “Company” mean the Corporation and the Bank together. The Corporation is approved as a financial holding company pursuant to the Gramm-Leach-Bliley Act of 1999.

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

The Company’s investment management and wealth advisory affiliates are organized as limited liability companies. The Corporation generally owns a majority position in each affiliate and certain management members of each affiliate own the remaining shares. The Corporation has contractual arrangements with certain of its affiliates whereby a percentage of revenue is allocable to fund affiliate operating expenses (“operating share”) while the remaining portion of revenue (“distributable revenue”) is allocable to the Corporation and the noncontrolling owners. The remaining affiliates operate on a profit based model where the Corporation and management members participate in the net income of the affiliate. All majority-owned affiliates that meet the prescribed criteria for consolidation are consolidated. The Corporation’s interests in investment management affiliates in which it holds a noncontrolling share are accounted for using the equity method. Additionally, the Company has various interests in variable interest entities (“VIEs”) that are not required to be consolidated. See Note 16 for a more detailed discussion on VIEs.

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

Accounting Pronouncements

The following is a summary of accounting pronouncements that became effective during the nine months ended September 30, 2015:

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

	Consolidated Balance Sheet
	As of December 31, 2014
(in thousands)	As Reported	As Adjusted
		(Unaudited)
Assets
Deferred tax asset	$230,376	$233,811
Affordable housing investments	203,010	186,423
Other assets	537,826	537,847
Shareholders’ equity
Retained earnings	2,084,361	2,071,230

Note 1. Summary of Significant Accounting Policies (Continued)

	Consolidated Statement of Income
	For the three months ended		For the nine months ended
	September 30, 2014		September 30, 2014
(in thousands, except per share amounts)	As Reported	As Adjusted	As Reported	As Adjusted
	(Unaudited)		(Unaudited)
Noninterest expense
Other operating	$15,215	$10,927	$41,628	$29,259

Income taxes	34,404	37,452	90,521	103,571
Net income	69,498	70,738	191,919	191,238

Net income per common share, basic	$1.16	$1.18	$3.20	$3.19
Net income per common share, diluted	$1.15	$1.17	$3.16	$3.15

	Consolidated Statement of Cash Flows
	For the nine months ended
	September 30, 2014
(in thousands)	As Reported	As Adjusted
	(Unaudited)
Cash Flows From Operating Activities
Net income	$191,919	$191,238
Adjustments to net income:
Deferred income tax benefit	(3,758)	(3,391)
Other, net	21,706	22,063
Net change in:
Other assets and other liabilities, net	(44,477)	(44,520)

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

•             In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Cloud computing arrangements include: (a) software as a service; (b) platform as a service; (c) infrastructure as a service; and (d) other similar hosting arrangements. Under the ASU, if a cloud computing arrangement contains a software license, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under Accounting Standards Codification (“ASC”) 350-40. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Entities may adopt the guidance either (1) prospectively to arrangements entered into or materially modified after the effective date, or (2) retrospectively. The Company is assessing the impact of the new guidance on its consolidated financial statements.

•             In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date to defer by one year the effective dates of the revenue recognition standard ASU 2014-09. As a result, the standard would be effective for public entities for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is assessing the impact of the new revenue recognition guidance on its consolidated financial statements.

Note 2. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014 by level in the fair value hierarchy:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Balance as of September 30, 2015	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Measured on a Recurring Basis
Assets
Securities available-for-sale:
U.S. Treasury	$390,329	$390,329	$—	$—
Federal agency - Debt	286,360	—	286,360	—
Federal agency - MBS	92,881	—	92,881	—
CMOs - Federal agency	3,536,128	—	3,536,128	—
CMOs - Non-agency	20,431	—	20,431	—
State and municipal	360,744	—	357,274	3,470
Other debt securities	622,314	—	622,314	—
Trading securities	154,706	146,710	7,996	—
Derivative assets (1)	82,176	8,454	71,487	2,235
Contingent consideration asset (1)	2,605	—	—	2,605
Total assets at fair value	$5,548,674	$545,493	$4,994,871	$8,310

Liabilities
Derivative liabilities	$81,776	$8,800	$72,976	$—
Contingent consideration liability	36,985	—	—	36,985
FDIC clawback liability	16,608	—	—	16,608
Other liabilities	797	—	797	—
Total liabilities at fair value (2)	$136,166	$8,800	$73,773	$53,593

Redeemable noncontrolling interest	$32,847	$—	$—	$32,847

Measured on a Nonrecurring Basis
Assets
Other real estate owned (3)	$9,544	$—	$—	$9,544
Private equity and alternative investments	1,587	—	—	1,587
Total assets at fair value	$11,131	$—	$—	$11,131

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

(3) Includes covered OREO.

At September 30, 2015, $5.55 billion, or approximately 16 percent, of the Company’s total assets were recorded at fair value on a recurring basis, compared with $6.11 billion, or 19 percent, at December 31, 2014. The majority of these financial assets were valued using Level 1 or Level 2 inputs. Less than one percent of total assets were measured using Level 3 inputs. At September 30, 2015, $136.2 million of the Company’s total liabilities were recorded at fair value using mostly Level 2 or Level 3 inputs, compared with $102.3 million at December 31, 2014. There were no transfers between Level 1 and Level 2 of the fair value hierarchy for assets or liabilities measured on a recurring basis during the nine months ended September 30, 2015. At September 30, 2015, $11.1 million of the Company’s total assets were recorded at fair value on a nonrecurring basis, compared with $5.6 million at December 31, 2014. These assets represent less than one percent of total assets and were measured using Level 3 inputs.

Note 2. Fair Value Measurements (Continued)

Recurring Fair Value Measurements

Assets and liabilities for which fair value measurement is based on significant unobservable inputs are classified as Level 3 in the fair value hierarchy. The following table provides a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 and 2014.

Level 3 Assets and Liabilities Measured on a Recurring Basis

	For the nine months ended September 30, 2015
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Asset	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,547	$882	$2,930	$(34,983)	$(15,106)
Total realized/unrealized gains (losses):
Included in earnings	—	65	(325)	(727)	(1,502)
Included in other comprehensive income	23	—	—	—	—
Additions	—	1,288	—	—	—
Settlements	(100)	—	—	—	—
Other (1)	—	—	—	(1,275)	—
Balance, end of period	$3,470	$2,235	$2,605	$(36,985)	$(16,608)

	For the nine months ended September 30, 2014
(in thousands)	Securities Available-for- Sale	Equity Warrants	Contingent Consideration Asset	Contingent Consideration Liability	FDIC Clawback Liability
Balance, beginning of period	$3,633	$—	$—	$(49,900)	$(11,967)
Total realized/unrealized gains (losses):
Included in earnings	—	78	—	—	(2,557)
Included in other comprehensive income	(9)	—	—	—	—
Additions	—	631	2,930	—	—
Settlements	(100)	(29)	—	17,266	—
Other (1)	—	—	—	(1,859)	—
Balance, end of period	$3,524	$680	$2,930	$(34,493)	$(14,524)

(1)  Other rollforward activity consists of accretion of discount related to the contingent consideration liability.

Redeemable noncontrolling interest is classified as Level 3 in the fair value hierarchy and measured on a recurring basis. Redeemable noncontrolling interest is valued based on a combination of factors, including but not limited to, observable valuation of firms similar to the affiliates, multiples of revenue or profit, unique investment products or performance track records, strength in the marketplace, projected discounted cash flow scenarios, strategic value of affiliates to other entities, as well as unique sources of value specific to an individual firm. The methodology used to fair value these interests is consistent with the industry practice of valuing similar types of instruments. Refer to Note 17, Noncontrolling Interest, for a rollforward of activity for the nine months ended September 30, 2015 and 2014.

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

Note 2. Fair Value Measurements (Continued)

Level 3 liabilities measured at fair value on a recurring basis consist of contingent consideration and an FDIC clawback liability that are included in other liabilities. As part of its acquisition of Rochdale Investment Management, LLC and associated entities (collectively, “Rochdale”), the Company entered into a contingent consideration arrangement that requires the Company to pay additional cash consideration to Rochdale’s former shareholders at certain points in time over the six years after the date of acquisition if certain criteria, such as revenue growth and pre-tax margin, are met. In 2014, the Company made total contingent consideration payments to Rochdale’s former shareholders of approximately $17.4 million. The fair value of the remaining contingent consideration was estimated using a probability-weighted discounted cash flow model. Although the acquisition agreement does not set a limit on the total payment, the Company estimates that the remaining consideration payment could be in the range of $17 million to $46 million, but will ultimately be determined based on actual future results. The contingent consideration liability is remeasured to fair value at each reporting date until its settlement.

The FDIC clawback liability was valued using the discounted cash flow method based on the terms specified in loss-sharing agreements with the FDIC, the actual FDIC payments collected, and the following unobservable inputs: (1) risk-adjusted discount rate reflecting the Bank’s credit risk, plus a liquidity premium, and (2) loan performance assumptions such as prepayments and losses.

There were no transfers into or out of Level 3 assets or liabilities measured on a recurring basis during the nine months ended September 30, 2015 and 2014.

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

Information About Nonrecurring Level 3 Fair Value Measurements

(in thousands)	Fair Value at September 30, 2015	Valuation Method	Unobservable Inputs
Other real estate owned	$9,544	Third-party appraisal

- Fair values are primarily based on unadjusted appraised values.
- A limited number of properties are valued using comparable sales values resulting in discounts to appraised values ranging from 12% to 22%.

Private equity and alternative investments	$1,587	See note (1)	- See note (1) - Fair values reflect discounts to investment carrying amounts ranging from 27% to 86%.

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

Note 2. Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis, the following table presents the total net gains and losses, which include charge-offs, recoveries, specific reserves, OREO valuation write-downs and write-ups, gains and losses on sales of OREO, and impairment write-downs on private equity investments, recognized in the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Collateral dependent impaired loans:
Commercial real estate mortgages	$—	$—	$—	$(5)
Residential mortgages	—	7	—	81
Other real estate owned (1)	(653)	(283)	(1,973)	784
Private equity and alternative investments	(550)	—	(2,180)	—
Total net (losses) gains recognized	$(1,203)	$(276)	$(4,153)	$860

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

	September 30, 2015
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$434.1	$434.1	$434.1	$—	$—
Due from banks - interest-bearing	1,424.1	1,424.1	1,424.1	—	—
Securities purchased under resale agreements	200.0	201.0	—	201.0	—
Securities held-to-maturity	3,506.5	3,598.9	—	3,598.9	—
Loans and leases, net of allowance	22,219.4	22,772.0	—	—	22,772.0
Acquired impaired loans, net of allowance	393.9	443.0	—	—	443.0
FDIC indemnification asset	28.2	22.4	—	—	22.4
Investment in FHLB and FRB stock	50.6	50.6	—	50.6	—

Financial Liabilities:
Deposits	$31,173.4	$31,174.3	$—	$30,601.3	$573.0
Short-term borrowings	6.5	6.5	—	—	6.5
Long-term debt	650.1	725.9	—	614.7	111.2

Note 2. Fair Value Measurements (Continued)

	December 31, 2014
	Carrying	Total	Fair Value Measurements Using
(in millions)	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and due from banks	$336.5	$336.5	$336.5	$—	$—
Due from banks - interest-bearing	120.0	120.0	120.0	—	—
Securities purchased under resale agreements	200.0	201.1	—	201.1	—
Securities held-to-maturity	3,427.0	3,484.6	—	3,484.6	—
Loans and leases, net of allowance	20,027.1	20,576.9	—	—	20,576.9
Acquired impaired loans, net of allowance	502.4	549.1	—	—	549.1
FDIC indemnification asset	50.5	40.2	—	—	40.2
Investment in FHLB and FRB stock	58.4	58.4	—	58.4	—

Financial Liabilities:
Deposits	$28,108.1	$28,109.6	$—	$27,435.1	$674.5
Short-term borrowings	322.9	322.9	320.0	—	2.9
Long-term debt	638.6	704.3	—	605.3	99.0

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

Loans and leases — Loans and leases, excluding acquired impaired loans, are not recorded at fair value on a recurring basis. Nonrecurring fair value adjustments are periodically recorded on impaired loans that are measured for impairment based on the fair value of collateral. Due to the lack of activity in the secondary market for the types of loans in the Company’s portfolio, a model-based approach is used for determining the fair value of loans for purposes of the disclosures in the previous tables. The fair value of loans is estimated by discounting future cash flows using discount rates that incorporate the Company’s assumptions for current market yields, credit risk and liquidity premiums. Loan cash flow projections are based on contractual loan terms adjusted for the impact of current interest rate levels on borrower behavior, including prepayments. Loan prepayment assumptions are based on industry standards for the type of loans being valued. Projected cash flows are discounted using yield curves based on current market conditions. Yield curves are constructed by product type using the Company’s loan pricing model for like-quality credits. The discount rates used in the model represent the rates the Company would offer to current borrowers for like-quality credits. These rates could be different from what other financial institutions could offer for these loans.

Acquired impaired loans — The fair value of acquired impaired loans is based on estimates of future loan cash flows and appropriate discount rates, which incorporate the Company’s assumptions about market funding cost and liquidity premium. The future loan cash flows are estimated using the Company’s assumptions concerning the amount and timing of principal and interest payments, prepayments and credit losses.

FDIC indemnification asset — The fair value of the FDIC indemnification asset is estimated by discounting expected cash flows with appropriate market discount rates.

Note 2. Fair Value Measurements (Continued)

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

Note 3. Securities

At September 30, 2015, the Company had total securities of $8.97 billion, comprised of securities available-for-sale at fair value of $5.31 billion, securities held-to-maturity at amortized cost of $3.51 billion and trading securities at fair value of $154.7 million. At December 31, 2014, the Company had total securities of $9.48 billion, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million.

Note 3. Securities (Continued)

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and securities held-to-maturity at September 30, 2015 and December 31, 2014:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2015
Securities available-for-sale:
U.S. Treasury	$390,098	$232	$(1)	$390,329
Federal agency - Debt	285,616	758	(14)	286,360
Federal agency - MBS	91,690	1,851	(660)	92,881
CMOs - Federal agency	3,538,000	19,867	(21,739)	3,536,128
CMOs - Non-agency	20,749	25	(343)	20,431
State and municipal	356,623	4,249	(128)	360,744
Other debt securities	621,224	1,119	(29)	622,314
Total securities available-for-sale	$5,304,000	$28,101	$(22,914)	$5,309,187

Securities held-to-maturity (1):
Federal agency - Debt	$445,721	$11,742	$(27)	$457,436
Federal agency - MBS	575,071	19,039	(227)	593,883
CMOs - Federal agency	1,630,388	44,862	(2,057)	1,673,193
State and municipal	769,646	21,704	(2,788)	788,562
Other debt securities	85,629	200	(1)	85,828
Total securities held-to-maturity	$3,506,455	$97,547	$(5,100)	$3,598,902

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$116,919	$17	$(10)	$116,926
Federal agency - Debt	1,401,303	558	(3,280)	1,398,581
Federal agency - MBS	102,939	2,601	(1,014)	104,526
CMOs - Federal agency	3,599,831	19,628	(38,869)	3,580,590
CMOs - Non-agency	24,385	40	(411)	24,014
State and municipal	473,272	6,139	(380)	479,031
Other debt securities	174,352	1,817	—	176,169
Total debt securities	5,893,001	30,800	(43,964)	5,879,837
Equity securities and mutual funds	1,508	1,988	(350)	3,146
Total securities available-for-sale	$5,894,509	$32,788	$(44,314)	$5,882,983

Securities held-to-maturity (1):
Federal agency - Debt	$292,932	$6,430	$(255)	$299,107
Federal agency - MBS	553,589	13,427	(2,275)	564,741
CMOs - Federal agency	1,811,574	29,998	(10,292)	1,831,280
State and municipal	682,705	22,732	(1,997)	703,440
Other debt securities	86,231	72	(224)	86,079
Total securities held-to-maturity	$3,427,031	$72,659	$(15,043)	$3,484,647

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

Note 3. Securities (Continued)

Proceeds from sales of securities available-for-sale were $0.7 million and $401.5 million for the three and nine months ended September 30, 2015, compared with $1.0 million and $627.1 million for the three and nine months ended September 30, 2014. There were no sales of securities held-to-maturity during the three and nine months ended September 30, 2015 and 2014. The following table provides the gross realized gains and losses on the sales and calls of securities (including trading securities):

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Gross realized gains	$50	$19	$5,475	$7,989
Gross realized losses	(20)	(5)	(144)	(486)
Net realized gains	$30	$14	$5,331	$7,503

Interest income on securities for the three months ended September 30, 2015 and 2014 is comprised of: (i) taxable interest income of $33.4 million and $37.5 million, respectively, (ii) nontaxable interest income of $7.2 million and $6.4 million, respectively, and (iii) dividend income of $22 thousand for the current and prior-year quarter. Interest income on securities for the nine months ended September 30, 2015 and 2014 is comprised of: (i) taxable interest income of $102.5 million and $111.0 million, respectively, (ii) nontaxable interest income of $21.3 million and $17.9 million, respectively, and (iii) dividend income of $52 thousand and $47 thousand, respectively.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$269,754	$120,575	$—	$—	$390,329
Federal agency - Debt	179,603	106,757	—	—	286,360
Federal agency - MBS	1,819	91,062	—	—	92,881
CMOs - Federal agency	119,443	3,248,817	167,868	—	3,536,128
CMOs - Non-agency	1,079	13,234	6,118	—	20,431
State and municipal	165,254	192,119	—	3,371	360,744
Other	126,850	495,464	—	—	622,314
Total debt securities available-for-sale	$863,802	$4,268,028	$173,986	$3,371	$5,309,187

Amortized cost	$861,509	$4,264,720	$174,371	$3,400	$5,304,000

Securities held-to-maturity:
Federal agency - Debt	$—	$45,000	$209,125	$191,596	$445,721
Federal agency - MBS	10	74,949	495,583	4,529	575,071
CMOs - Federal agency	8,724	773,640	848,024	—	1,630,388
State and municipal	897	210,551	458,753	99,445	769,646
Other	—	85,629	—	—	85,629
Total debt securities held-to-maturity at amortized cost	$9,631	$1,189,769	$2,011,485	$295,570	$3,506,455

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

Securities Deemed to be Other-Than-Temporarily Impaired

The Company recorded no impairment losses in earnings on securities available-for-sale for the three months ended September 30, 2015 and $0.3 million for the nine months ended September 30, 2015. The Company recorded impairment losses in earnings of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014. The Company recognized after-tax amounts of $0.2 million and $0.1 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities classified as available-for-sale at September 30, 2015 and 2014, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2015 and 2014.

The following table summarizes the changes in cumulative credit-related other-than-temporary impairment recognized in earnings for debt securities for the three and nine months ended September 30, 2015 and 2014. Credit-related other-than-temporary impairment that was recognized in earnings is reflected as an “Initial credit-related impairment” if the period reported is the first time the security had a credit impairment. A credit-related other-than-temporary impairment is reflected as a “Subsequent credit-related impairment” if the period reported is not the first time the security had a credit impairment. Cumulative impairment is reduced for securities with previously recognized credit-related impairment that were sold or redeemed during the period. Cumulative impairment is further adjusted for other changes in expected cash flows.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$2,587	$2,395	$2,470	$4,549
Subsequent credit-related impairment	—	75	117	323
Reduction for securities sold or redeemed	—	—	—	(2,402)
Balance, end of period	$2,587	$2,470	$2,587	$2,470

Note 3. Securities (Continued)

The following table provides a summary of the gross unrealized losses and fair value of investment securities that are not deemed to be other-than-temporarily impaired aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014. The table also includes investment securities that had both a credit-related impairment recognized in earnings and a non-credit-related impairment recognized in AOCI.

	Less than 12 months		12 months or greater		Total
(in thousands)	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss	Fair Value	Estimated Unrealized Loss
September 30, 2015
Securities available-for-sale:
U.S. Treasury	$17,001	$1	$—	$—	$17,001	$1
Federal agency - Debt	17,556	14	—	—	17,556	14
Federal agency - MBS	—	—	53,639	660	53,639	660
CMOs - Federal agency	690,496	3,947	1,197,026	17,792	1,887,522	21,739
CMOs - Non-agency	—	—	12,739	343	12,739	343
State and municipal	65,670	99	3,470	29	69,140	128
Other debt securities	199,833	29	—	—	199,833	29
Total securities available-for-sale	$990,556	$4,090	$1,266,874	$18,824	$2,257,430	$22,914

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$5,739	$27	$5,739	$27
Federal agency - MBS	21,649	25	26,077	202	47,726	227
CMOs - Federal agency	136,388	596	184,818	1,461	321,206	2,057
State and municipal	118,335	1,727	33,839	1,061	152,174	2,788
Other debt securities	15,100	1	—	—	15,100	1
Total securities held-to-maturity	$291,472	$2,349	$250,473	$2,751	$541,945	$5,100

December 31, 2014
Securities available-for-sale:
U.S. Treasury	$15,814	$10	$—	$—	$15,814	$10
Federal agency - Debt	1,008,234	2,622	135,868	658	1,144,102	3,280
Federal agency - MBS	35	—	57,970	1,014	58,005	1,014
CMOs - Federal agency	871,026	3,417	1,261,695	35,452	2,132,721	38,869
CMOs - Non-agency	1,949	15	12,720	396	14,669	411
State and municipal	130,208	314	4,183	66	134,391	380
Total debt securities	2,027,266	6,378	1,472,436	37,586	3,499,702	43,964
Equity securities and mutual funds	538	350	—	—	538	350
Total securities available-for-sale	$2,027,804	$6,728	$1,472,436	$37,586	$3,500,240	$44,314

Securities held-to-maturity:
Federal agency - Debt	$—	$—	$26,316	$255	$26,316	$255
Federal agency - MBS	4,800	21	114,856	2,254	119,656	2,275
CMOs - Federal agency	202,014	2,247	588,019	8,045	790,033	10,292
State and municipal	14,851	76	95,647	1,921	110,498	1,997
Other debt securities	61,813	224	—	—	61,813	224
Total securities held-to-maturity	$283,478	$2,568	$824,838	$12,475	$1,108,316	$15,043

At September 30, 2015, the Company had securities available-for-sale with a fair value of $2.26 billion and securities held-to-maturity with a fair value of $541.9 million in an unrealized loss position. The debt securities in an unrealized loss position totaled 332 and included 1 U.S. Treasury note, 3 federal agency debt securities, 13 federal agency MBS, 113 federal agency CMOs, 3 non-agency CMOs, 196 state and municipal securities and 3 other debt securities.

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

Note 4. Other Investments

FHLB and FRB Stock

The Company’s investment in stock issued by the FHLB and FRB totaled $50.6 million and $58.4 million at September 30, 2015 and December 31, 2014, respectively. Ownership of government agency securities is restricted to member banks, and the securities do not have readily determinable market values. The Company records investments in FHLB and FRB stock at cost in Other assets of the consolidated balance sheets and evaluates these investments for impairment. The Company expects to recover the full amount invested in FHLB and FRB stock.

Private Equity and Alternative Investments

The Company has ownership interests in a limited number of private equity, venture capital, real estate and hedge funds that are not publicly traded and do not have readily determinable fair values. These investments are carried at cost in the Other assets section of the consolidated balance sheets and are net of impairment write-downs, if applicable. The Company’s investments in these funds totaled $24.1 million and $29.2 million at September 30, 2015 and December 31, 2014. A summary of investments by fund type is provided below:

(in thousands)	September 30,	December 31,
Fund Type	2015	2014
Private equity and venture capital	$15,949	$18,605
Real estate	6,776	7,081
Hedge	1,168	1,668
Other (1)	250	1,858
Total	$24,143	$29,212

(1)  Includes direct investments in a limited number of start-up companies.

Management reviews these investments quarterly for impairment. The impairment assessment includes a review of the most recent financial statements and investment reports for each fund and discussions with fund management. An impairment loss is recognized if the Company does not expect to recover the cost of an investment. The impairment loss is recognized in Other noninterest income in the consolidated statements of income. The new cost basis of the investment is not adjusted for subsequent recoveries in value. The Company recognized $0.5 million and $2.2 million in impairment losses on its investments during the three and nine months ended September 30, 2015. The Company recognized no impairment losses during the three and nine months ended September 30, 2014.

The table below provides information as of September 30, 2015 on private equity and alternative investments measured at fair value on a nonrecurring basis due to the recognition of impairment:

(in thousands) Fund Type	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Private equity and venture capital	$1,337	$273	None (1)	N/A
Other	250	—	None	N/A
Total	$1,587	$273

(1) Funds make periodic distributions of income but do not permit redemptions prior to the end of the investment term.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments

The following is a summary of the major categories of loans:

Loans and Leases

	September 30,	December 31,
(in thousands)	2015	2014
Commercial	$10,253,592	$9,360,976
Commercial real estate mortgages	3,947,746	3,539,703
Residential mortgages	5,709,272	5,106,803
Real estate construction	932,422	710,224
Home equity loans and lines of credit	799,711	785,796
Installment	206,156	184,613
Lease financing	687,685	649,091
Loans and leases, excluding acquired impaired loans	22,536,584	20,337,206
Less: Allowance for loan and lease losses	(317,157)	(310,149)
Loans and leases, excluding acquired impaired loans, net	22,219,427	20,027,057

Acquired impaired loans	399,527	510,979
Less: Allowance for loan losses	(5,648)	(8,608)
Acquired impaired loans, net	393,879	502,371

Total loans and leases	$22,936,111	$20,848,185
Total loans and leases, net	$22,613,306	$20,529,428

The loan amounts above include deferred costs, net of unamortized fees, of $3.5 million and $0.2 million as of September 30, 2015 and December 31, 2014, respectively.

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding acquired impaired loans, at September 30, 2015, California represented 72 percent of total loans outstanding and New York represented 10 percent. The remaining 18 percent of total loans outstanding represented other states and countries. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of Southern California. Credit performance also depends, to a lesser extent, on economic conditions in the San Francisco Bay area and New York.

Within the Company’s acquired impaired loan portfolio at September 30, 2015, the five states with the largest concentration were California (29 percent), Texas (12 percent), Arizona (6 percent), Ohio (6 percent) and Nevada (6 percent). The remaining 41 percent of total acquired impaired loans outstanding represented other states.

Acquired Impaired Loans

Acquired impaired loans represent loans acquired in FDIC-assisted acquisitions that are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. The Company evaluated the acquired loans from its FDIC-assisted acquisitions and concluded that all loans, with the exception of a small population, met the requirements of ASC 310-30.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of the major categories of acquired impaired loans:

	September 30,	December 31,
(in thousands)	2015	2014
Commercial	$994	$1,969
Commercial real estate mortgages	376,335	481,689
Residential mortgages	3,391	4,455
Real estate construction	16,042	18,790
Home equity loans and lines of credit	2,612	3,820
Installment	153	256
Acquired impaired loans	399,527	510,979
Less: Allowance for loan losses	(5,648)	(8,608)
Acquired impaired loans, net	$393,879	$502,371

The following table provides information on acquired impaired loans and loss-sharing terms by acquired entity:

(in thousands)	Imperial Capital Bank	1st Pacific Bank	Sun West Bank	Nevada Commerce Bank	Total
Acquired impaired loans as of:
September 30, 2015	$359,723	$18,981	$6,356	$14,467	$399,527
December 31, 2014	456,177	23,895	9,353	21,554	510,979

As of September 30, 2015:
FDIC indemnification asset	$25,960	$760	$—	$1,444	$28,164
FDIC clawback liability	—	13,395	2,801	412	16,608

Expiration date of FDIC loss sharing:
Commercial (1)	12/31/2016	6/30/2015	6/30/2015	6/30/2016
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

Termination date of FDIC loss-sharing agreements:
Commercial (1)	12/19/2017	5/8/2018	5/29/2018	6/30/2019
Residential	12/31/2019	5/31/2020	5/31/2020	4/30/2021

(1)    The Company is subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the termination dates of the commercial loss-sharing agreements occur.

FDIC loss sharing under the commercial loss-sharing agreements for 1st Pacific Bank of California and Sun West Bank ended on June 30, 2015. As a result, losses recognized on assets subject to these agreements are no longer shared with the FDIC effective July 1, 2015. However, the Company is still subject to sharing 80 percent of its recoveries with the FDIC for the time period as indicated in the table above. At September 30, 2015, $377.1 million of acquired impaired loans were covered under the FDIC loss-sharing agreements and $22.4 million of acquired impaired loans were not covered.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The excess of cash flows expected to be collected over the carrying value of the underlying acquired impaired loans is referred to as the accretable yield. This amount is not reported in the consolidated balance sheets but is accreted into interest income over the remaining estimated lives of the underlying pools of loans. Changes in the accretable yield for acquired impaired loans were as follows for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30,
(in thousands)	2015	2014
Balance, beginning of period	$168,469	$219,018
Accretion	(28,131)	(36,067)
Reclassifications from nonaccretable difference	19,545	25,636
Disposals and other	(23,239)	(28,628)
Balance, end of period	$136,644	$179,959

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

The Company recorded an indemnification asset related to its FDIC-assisted acquisitions, which represents the present value of the expected reimbursement from the FDIC for expected losses on acquired loans, OREO and unfunded commitments. The difference between the carrying value of the FDIC indemnification asset and the undiscounted cash flow that the Company expects to collect from the FDIC is accreted or amortized into noninterest income up until the expiration date of the FDIC loss sharing. Refer to the preceding table for a list of expiration dates of FDIC loss sharing by acquired entity. The FDIC indemnification asset is reviewed on a quarterly basis and adjusted based on changes in cash flow projections. The FDIC indemnification asset from all FDIC-assisted acquisitions was $28.2 million at September 30, 2015 and $50.5 million at December 31, 2014.

Credit Quality on Loans and Leases, Excluding Acquired Impaired Loans

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

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The following is a summary of activity in the allowance for loan and lease losses and period-end recorded investment balances of loans evaluated for impairment, excluding acquired impaired loans, for the three and nine months ended September 30, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended September 30, 2015

Allowance for loan and lease losses:
Beginning balance	$124,314	$48,649	$9,660	$10,652	$5,404	$2,208	$116,035	$316,922
Charge-offs	(4,576)	—	—	—	—	(240)	—	(4,816)
Recoveries	10,514	68	34	142	37	204	—	10,999
Net recoveries (charge-offs)	5,938	68	34	142	37	(36)	—	6,183
(Reversal of) provision for credit losses	2,939	(211)	154	783	(163)	118	(9,620)	(6,000)
Transfers from reserve for off-balance sheet credit commitments	—	—	—	—	—	—	52	52
Ending balance	$133,191	$48,506	$9,848	$11,577	$5,278	$2,290	$106,467	$317,157

Nine months ended September 30, 2015

Allowance for loan and lease losses:
Beginning balance	$115,855	$44,745	$10,296	$9,115	$6,609	$2,228	$121,301	$310,149
Charge-offs	(10,276)	—	—	—	—	(748)	—	(11,024)
Recoveries	12,229	1,270	110	1,852	110	622	—	16,193
Net recoveries (charge-offs)	1,953	1,270	110	1,852	110	(126)	—	5,169
(Reversal of) provision for credit losses	15,383	2,491	(558)	610	(1,441)	188	(12,673)	4,000
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(2,161)	(2,161)
Ending balance	$133,191	$48,506	$9,848	$11,577	$5,278	$2,290	$106,467	$317,157

Ending balance of allowance:
Individually evaluated for impairment	$2,315	$255	$39	$—	$—	$—	$—	$2,609
Collectively evaluated for impairment	130,876	48,251	9,809	11,577	5,278	2,290	106,467	314,548

Loans and leases, excluding acquired impaired loans
Ending balance of loans and leases:
Loans and leases, excluding acquired impaired loans	$10,941,277	$3,947,746	$5,709,272	$932,422	$799,711	$206,156	$—	$22,536,584
Individually evaluated for impairment	18,185	22,918	11,850	5,802	1,137	—	—	59,892
Collectively evaluated for impairment	10,923,092	3,924,828	5,697,422	926,620	798,574	206,156	—	22,476,692

(1) Includes lease financing loans.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Commercial (1)	Commercial Real Estate Mortgages	Residential Mortgages	Real Estate Construction	Home Equity Loans and Lines of Credit	Installment	Qualitative	Total

Three months ended September 30, 2014

Allowance for loan and lease losses:
Beginning balance	$126,279	$50,651	$10,296	$7,191	$6,575	$2,284	$108,000	$311,276
Charge-offs	(3,773)	—	—	—	—	(76)	—	(3,849)
Recoveries	6,202	225	33	7,729	52	158	—	14,399
Net recoveries	2,429	225	33	7,729	52	82	—	10,550
(Reversal of) provision for credit losses	(5,762)	113	1,138	(6,175)	401	18	2,267	(8,000)
Transfers to reserve for off-balance sheet credit commitments	—	—	—	—	—	—	(1,123)	(1,123)
Ending balance	$122,946	$50,989	$11,467	$8,745	$7,028	$2,384	$109,144	$312,703

Nine months ended September 30, 2014

Allowance for loan and lease losses:
Beginning balance	$117,103	$50,678	$11,540	$6,351	$6,677	$1,842	$108,393	$302,584
Charge-offs	(18,594)	(5)	(482)	—	(165)	(264)	—	(19,510)
Recoveries	15,437	352	258	12,804	254	1,490	—	30,595
Net (charge-offs) recoveries	(3,157)	347	(224)	12,804	89	1,226	—	11,085
(Reversal of) provision for credit losses	(353)	(36)	151	(10,410)	262	(684)	2,070	(9,000)
Transfers from (to) reserve for off-balance sheet credit commitments	9,353	—	—	—	—	—	(1,319)	8,034
Ending balance	$122,946	$50,989	$11,467	$8,745	$7,028	$2,384	$109,144	$312,703

Ending balance of allowance:
Individually evaluated for impairment	$1,304	$291	$—	$—	$—	$—	$—	$1,595
Collectively evaluated for impairment	121,642	50,698	11,467	8,745	7,028	2,384	109,144	311,108

Loans and leases, excluding acquired impaired loans
Ending balance of loans and leases:
Loans and leases, excluding acquired impaired loans	$9,236,294	$3,565,188	$5,023,213	$585,232	$759,258	$178,803	$—	$19,347,988
Individually evaluated for impairment	16,316	25,551	7,785	6,610	2,313	—	—	58,575
Collectively evaluated for impairment	9,219,978	3,539,637	5,015,428	578,622	756,945	178,803	—	19,289,413

(1)  Includes lease financing loans.

Off-balance sheet credit exposures include loan commitments and letters of credit. The following table provides a summary of activity in the reserve for off-balance sheet credit commitments for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$30,024	$24,787	$27,811	$33,944
Transfers (to) from allowance for loan and lease losses	(52)	1,123	2,161	(8,034)
Balance, end of period	$29,972	$25,910	$29,972	$25,910

The reserve for off-balance sheet credit commitments decreased $0.1 million and increased $2.2 million during the three and nine months ended September 30, 2015, respectively. The change was due to normal fluctuations in the amount of reserves required due to changes in the composition, amount and quality of risk ratings of borrowers associated with the off-balance sheet commitments. Increases and decreases in the reserve for off-balance sheet credit commitments are reflected as an allocation of provision expense from or to the allowance for loan and lease losses.

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

Information on impaired loans, excluding acquired impaired loans, at September 30, 2015, December 31, 2014 and September 30, 2014 is provided in the following tables:

		Unpaid		For the three months ended September 30, 2015		For the nine months ended September 30, 2015
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2015
With no related allowance recorded:
Commercial	$4,784	$10,605	$—	$3,619	$71	$4,395	$94
Commercial real estate mortgages	17,921	19,095	—	17,947	200	18,398	605
Residential mortgages:
Fixed	7,961	8,255	—	7,981	14	7,859	40
Variable	—	—	—	—	—	56	—
Total residential mortgages	7,961	8,255	—	7,981	14	7,915	40
Real estate construction:
Land	5,802	6,885	—	5,809	28	6,801	142
Total real estate construction	5,802	6,885	—	5,809	28	6,801	142
Home equity loans and lines of credit	1,137	2,247	—	1,035	2	1,319	2
Total with no related allowance	$37,605	$47,087	$—	$36,391	$315	$38,828	$883

With an allowance recorded:
Commercial	$13,401	$17,347	$2,315	$9,869	$95	$8,090	$138
Commercial real estate mortgages	4,997	5,311	255	5,008	—	5,061	142
Residential mortgages:
Variable	3,889	3,881	39	3,901	26	3,923	78
Total residential mortgages	3,889	3,881	39	3,901	26	3,923	78
Total with an allowance	$22,287	$26,539	$2,609	$18,778	$121	$17,074	$358

Total impaired loans by type:
Commercial	$18,185	$27,952	$2,315	$13,488	$166	$12,485	$232
Commercial real estate mortgages	22,918	24,406	255	22,955	200	23,459	747
Residential mortgages	11,850	12,136	39	11,882	40	11,838	118
Real estate construction	5,802	6,885	—	5,809	28	6,801	142
Home equity loans and lines of credit	1,137	2,247	—	1,035	2	1,319	2
Total impaired loans	$59,892	$73,626	$2,609	$55,169	$436	$55,902	$1,241

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance
December 31, 2014
With no related allowance recorded:
Commercial	$8,894	$9,182	$—
Commercial real estate mortgages	19,858	22,416	—
Residential mortgages:
Fixed	7,756	7,994	—
Variable	224	262	—
Total residential mortgages	7,980	8,256	—
Real estate construction:
Land	6,609	8,758	—
Total real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total with no related allowance	$45,611	$51,987	$—

With an allowance recorded:
Commercial	$6,470	$8,878	$399
Commercial real estate mortgages	5,184	5,526	281
Residential mortgages:
Variable	3,957	3,948	48
Total residential mortgages	3,957	3,948	48
Total with an allowance	$15,611	$18,352	$728

Total impaired loans by type:
Commercial	$15,364	$18,060	$399
Commercial real estate mortgages	25,042	27,942	281
Residential mortgages	11,937	12,204	48
Real estate construction	6,609	8,758	—
Home equity loans and lines of credit	2,270	3,375	—
Total impaired loans	$61,222	$70,339	$728

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

		Unpaid		For the three months ended September 30, 2014		For the nine months ended September 30, 2014
(in thousands)	Recorded Investment	Contractual Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
September 30, 2014
With no related allowance recorded:
Commercial	$6,653	$6,684	$—	$6,817	$38	$10,653	$205
Commercial real estate mortgages	20,347	22,698	—	24,290	219	29,478	903
Residential mortgages:
Fixed	2,015	2,254	—	3,406	10	3,459	30
Variable	5,770	5,885	—	3,784	40	3,997	68
Total residential mortgages	7,785	8,139	—	7,190	50	7,456	98
Real estate construction:
Construction	—	—	—	—	—	2,742	76
Land	6,610	8,758	—	9,728	35	11,593	104
Total real estate construction	6,610	8,758	—	9,728	35	14,335	180
Home equity loans and lines of credit	2,313	3,375	—	2,874	—	2,881	—
Installment:
Consumer	—	—	—	—	1	4	1
Total installment	—	—	—	—	1	4	1
Total with no related allowance	$43,708	$49,654	$—	$50,899	$343	$64,807	$1,387

With an allowance recorded:
Commercial	$9,663	$12,134	$1,304	$15,957	$—	$15,869	$—
Commercial real estate mortgages	5,204	5,557	291	5,214	73	5,293	191
Residential mortgages:
Variable	—	—	—	2,000	—	1,419	11
Total residential mortgages	—	—	—	2,000	—	1,419	11
Installment:
Consumer	—	—	—	25	—	12	1
Total installment	—	—	—	25	—	12	1
Total with an allowance	$14,867	$17,691	$1,595	$23,196	$73	$22,593	$203

Total impaired loans by type:
Commercial	$16,316	$18,818	$1,304	$22,774	$38	$26,522	$205
Commercial real estate mortgages	25,551	28,255	291	29,504	292	34,771	1,094
Residential mortgages	7,785	8,139	—	9,190	50	8,875	109
Real estate construction	6,610	8,758	—	9,728	35	14,335	180
Home equity loans and lines of credit	2,313	3,375	—	2,874	—	2,881	—
Installment	—	—	—	25	1	16	2
Total impaired loans	$58,575	$67,345	$1,595	$74,095	$416	$87,400	$1,590

Impaired loans at September 30, 2015 and December 31, 2014 included $33.1 million and $30.6 million, respectively, of loans that are on accrual status. With the exception of restructured loans on accrual status and a limited number of loans on cash basis nonaccrual for which the full collection of principal and interest is expected, interest income is not recognized on impaired loans until the principal balance of these loans is paid off.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Troubled Debt Restructured Loans

The following table provides a summary of loans modified in a troubled debt restructuring during the three months ended September 30, 2015. There were no loans modified in a troubled debt restructuring during the three months ended September 30, 2014.

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Three months ended September 30, 2015
Commercial	2	$2,575	$2,570	$—
Commercial real estate mortgages	1	187	185	—
Home equity loans and lines of credit	1	205	205	—
Total troubled debt restructured loans	4	$2,967	$2,960	$—

(1) Financial effects are comprised of charge-offs and specific reserves recognized on troubled debt restructured (“TDR”) loans at modification date.

The following table provides a summary of loans modified in a troubled debt restructuring during the nine months ended September 30, 2015 and 2014:

(in thousands)	Number of Contracts	Pre-Modification Outstanding Principal	Period-End Outstanding Principal	Financial Effects (1)
Nine months ended September 30, 2015
Commercial	3	$3,206	$3,091	$—
Commercial real estate mortgages	2	605	593	—
Residential mortgages:
Fixed	1	302	299	—
Home equity loans and lines of credit	2	292	287	—
Total troubled debt restructured loans	8	$4,405	$4,270	$—

Nine months ended September 30, 2014
Commercial	2	$4,098	$3,799	$—
Residential mortgages:
Variable	2	4,676	4,647	5
Installment:
Consumer	1	50	—	50
Total troubled debt restructured loans	5	$8,824	$8,446	$55

(1) Financial effects are comprised of charge-offs and specific reserves recognized on TDR loans at modification date.

A restructuring constitutes a troubled debt restructuring when a lender, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Loans with pre-modification outstanding balances totaling $3.0 million and $4.4 million were modified in troubled debt restructurings during the three and nine months ended September 30, 2015. Loans with pre-modification outstanding balances totaling $8.8 million were modified in troubled debt restructurings during the nine months ended September 30, 2014. The concessions granted in the restructurings completed in 2015 largely consisted of maturity extensions.

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

The unpaid principal balance of TDR loans was $27.3 million, before specific reserves of $0.4 million, at September 30, 2015 and $34.3 million, before specific reserves of $0.7 million, at December 31, 2014. The net decrease in TDR loans from December 31, 2014 was primarily attributable to payments received on existing TDR loans totaling $8.5 million and charge-offs totaling $3.1 million on an existing TDR loan. These decreases were partially offset by additions totaling $4.4 million. Loans modified in troubled debt restructurings are impaired loans at the time of restructuring and subject to the same measurement criteria as all other impaired loans.

A TDR loan is considered to be in default when payments are 90 days or more past due. The following table provides a summary of TDR loans that subsequently defaulted during the three and nine months ended September 30, 2015 that had been modified as a troubled debt restructuring during the 12 months prior to their default. The Company had no TDR loans that subsequently defaulted during the three and nine months ended September 30, 2014.

	For three months ended September 30, 2015			For nine months ended September 30, 2015
(in thousands)	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve	Number of Contracts	Period-End Outstanding Principal	Period-End Specific Reserve
Commercial	2	$2,570	$—	2	$2,570	$—
Commercial real estate mortgages	—	—	—	1	64	—
Total loans that subsequently defaulted	2	$2,570	$—	3	$2,634	$—

All other TDR loans were performing in accordance with their restructured terms at September 30, 2015. As of September 30, 2015, there were $0.3 million of outstanding commitments to lend additional funds on restructured loans.

Past Due and Nonaccrual Loans and Leases

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. The following tables provide a summary of past due and nonaccrual loans, excluding acquired impaired loans, at September 30, 2015 and December 31, 2014 based upon the length of time the loans have been past due:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
September 30, 2015
Commercial	$5,094	$1,550	$—	$14,728	$21,372	$10,232,220	$10,253,592
Commercial real estate mortgages	3,847	—	—	2,368	6,215	3,941,531	3,947,746
Residential mortgages:
Fixed	—	2,556	305	10,000	12,861	1,475,111	1,487,972
Variable	—	5,601	2,153	588	8,342	4,212,958	4,221,300
Total residential mortgages	—	8,157	2,458	10,588	21,203	5,688,069	5,709,272
Real estate construction:
Construction	—	—	—	—	—	900,928	900,928
Land	—	—	—	3,460	3,460	28,034	31,494
Total real estate construction	—	—	—	3,460	3,460	928,962	932,422
Home equity loans and lines of credit	910	3,072	460	3,340	7,782	791,929	799,711
Installment:
Commercial	—	—	—	—	—	228	228
Consumer	373	68	543	37	1,021	204,907	205,928
Total installment	373	68	543	37	1,021	205,135	206,156
Lease financing	—	457	—	1	458	687,227	687,685
Total	$10,224	$13,304	$3,461	$34,522	$61,511	$22,475,073	$22,536,584

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Nonaccrual	Total Past Due and Nonaccrual Loans	Current	Total Loans and Leases
December 31, 2014
Commercial	$8,462	$325	$148	$15,096	$24,031	$9,336,945	$9,360,976
Commercial real estate mortgages	693	—	—	3,575	4,268	3,535,435	3,539,703
Residential mortgages:
Fixed	—	309	921	10,365	11,595	1,390,357	1,401,952
Variable	—	1,165	—	1,578	2,743	3,702,108	3,704,851
Total residential mortgages	—	1,474	921	11,943	14,338	5,092,465	5,106,803
Real estate construction:
Construction	—	—	—	—	—	686,990	686,990
Land	—	—	—	6,598	6,598	16,636	23,234
Total real estate construction	—	—	—	6,598	6,598	703,626	710,224
Home equity loans and lines of credit	—	39	100	4,864	5,003	780,793	785,796
Installment:
Commercial	—	—	—	—	—	298	298
Consumer	324	113	346	84	867	183,448	184,315
Total installment	324	113	346	84	867	183,746	184,613
Lease financing	321	152	—	7	480	648,611	649,091
Total	$9,800	$2,103	$1,515	$42,167	$55,585	$20,281,621	$20,337,206

Credit Quality Monitoring

The Company closely monitors and assesses credit quality and credit risk in the loan and lease portfolio on an ongoing basis. Loan risk classifications are continuously reviewed and updated. The following table provides a summary of the loan and lease portfolio, excluding acquired impaired loans, by loan type and credit quality classification as of September 30, 2015 and December 31, 2014. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loan terms. Classified loans are those loans that are classified as substandard or doubtful consistent with regulatory guidelines.

	September 30, 2015			December 31, 2014
(in thousands)	Nonclassified	Classified	Total	Nonclassified	Classified	Total
Commercial	$10,153,594	$99,998	$10,253,592	$9,304,636	$56,340	$9,360,976
Commercial real estate mortgages	3,905,035	42,711	3,947,746	3,511,229	28,474	3,539,703
Residential mortgages:
Fixed	1,467,932	20,040	1,487,972	1,375,175	26,777	1,401,952
Variable	4,191,381	29,919	4,221,300	3,675,723	29,128	3,704,851
Total residential mortgages	5,659,313	49,959	5,709,272	5,050,898	55,905	5,106,803
Real estate construction:
Construction	900,928	—	900,928	679,744	7,246	686,990
Land	25,702	5,792	31,494	16,636	6,598	23,234
Total real estate construction	926,630	5,792	932,422	696,380	13,844	710,224
Home equity loans and lines of credit	773,425	26,286	799,711	754,694	31,102	785,796
Installment:
Commercial	228	—	228	298	—	298
Consumer	205,229	699	205,928	183,190	1,125	184,315
Total installment	205,457	699	206,156	183,488	1,125	184,613
Lease financing	681,101	6,584	687,685	645,049	4,042	649,091
Total	$22,304,555	$232,029	$22,536,584	$20,146,374	$190,832	$20,337,206

Note 5. Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments (Continued)

Credit Quality on Acquired Impaired Loans

The following is a summary of activity in the allowance for losses on acquired impaired loans:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$8,075	$9,103	$8,608	$15,922
Provision for losses	1,148	589	2,736	3,783
Change in allowance due to loan removals	(3,575)	(324)	(5,696)	(10,337)
Balance, end of period	$5,648	$9,368	$5,648	$9,368

The allowance for losses on acquired impaired loans was $5.6 million, $8.6 million and $9.4 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company recorded provision expense of $1.1 million and $2.7 million during the three and nine months ended September 30, 2015, respectively. The Company recorded provision expense of $0.6 million and $3.8 million during the three and nine months ended September 30, 2014, respectively. The Company updates its cash flow projections for acquired impaired loans accounted for under ASC 310-30 on a quarterly basis, and may recognize provision expense or reversal of provision for loan losses as a result of that analysis. The provision expense or reversal of provision for losses on acquired impaired loans is the result of changes in expected cash flows, both amount and timing, due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. The revisions of these forecasts were based on the results of management’s review of market conditions, the credit quality of outstanding acquired impaired loans and the analysis of loan performance data since the acquisition of the acquired impaired loans. The allowance for losses is adjusted for any loan removals, which occur when a loan has been fully paid off, fully charged off, sold or transferred to OREO.

Acquired impaired loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no acquired impaired loans that were on nonaccrual status as of September 30, 2015 and December 31, 2014.

At September 30, 2015, acquired impaired loans that were 30 to 89 days delinquent totaled $0.9 million and acquired impaired loans that were 90 days or more past due on accrual status totaled $20.4 million. At December 31, 2014, acquired impaired loans that were 30 to 89 days delinquent totaled $7.4 million and acquired impaired loans that were 90 days or more past due on accrual status totaled $28.3 million.

Note 6. Other Real Estate Owned

The following table provides a summary of OREO activity for the three months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213
Additions	—	285	285	5,957	1,276	7,233
Sales	—	(2,963)	(2,963)	(83)	(4,366)	(4,449)
Valuation adjustments	(373)	(323)	(696)	(28)	(367)	(395)
Balance, end of period	$5,584	$8,310	$13,894	$10,115	$14,487	$24,602

Note 6. Other Real Estate Owned (Continued)

The following table provides a summary of OREO activity for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	4,200	4,200	6,068	5,296	11,364
Sales	(4,779)	(6,588)	(11,367)	(8,523)	(14,834)	(23,357)
Valuation adjustments	(373)	(2,062)	(2,435)	(41)	(1,456)	(1,497)
Balance, end of period	$5,584	$8,310	$13,894	$10,115	$14,487	$24,602

At September 30, 2015, OREO was $13.9 million and included $8.3 million of covered OREO. At December 31, 2014, OREO was $23.5 million and included $12.8 million of covered OREO. The balance of OREO at September 30, 2015 and December 31, 2014 is net of valuation allowances of $2.4 million and $7.4 million, respectively. At September 30, 2015, the Company’s recorded investment in residential mortgage loans, excluding acquired impaired loans, for which foreclosure proceedings had been initiated totaled $7.3 million.

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

Note 7. Borrowed Funds

Short-term borrowings consist of funds with remaining maturities of one year or less, and long-term debt consists of borrowings with remaining maturities greater than one year. The components of short-term borrowings and long-term debt as of September 30, 2015 and December 31, 2014 are provided below:

(in thousands) (1)	September 30, 2015	December 31, 2014
Short-term borrowings
Federal funds purchased	$—	$320,000
Current portion of nonrecourse debt (2)	6,490	2,861
Total short-term borrowings	$6,490	$322,861

Long-term debt
Senior notes:
City National Corporation - 5.25% Senior Notes Due September 2020	$299,597	$299,540
Subordinated debt:
City National Bank - 9.00% Subordinated Notes Due August 2019	75,000	75,000
City National Bank - 5.375% Subordinated Notes Due July 2022	149,995	149,994
Junior subordinated debt:
Floating Rate Business Bancorp Capital Trust I Securities due November 2034 (3)	5,155	5,155
Nonrecourse debt (2)	110,713	99,139
Other long-term debt (4)	9,618	9,772
Total long-term debt	$650,078	$638,600

(1)         The carrying value of certain borrowed funds is net of discount which is being amortized into interest expense.

(2)         Nonrecourse debt bears interest at an average rate of 3.83 percent as of September 30, 2015 and has maturity dates ranging from November 2015 to February 2023.

(3)         These floating rate securities bear interest of three-month LIBOR plus 1.965 percent which is reset quarterly. As of September 30, 2015, the interest rate was approximately 2.29 percent.

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

Note 8. Shareholders’ Equity

The components of AOCI at September 30, 2015 and December 31, 2014 are as follows:

(in thousands)	September 30, 2015	December 31, 2014
Net unrealized gain (loss) on securities available-for-sale	$2,528	$(7,070)
Foreign currency translation adjustments	(28)	(4)
Total accumulated other comprehensive income (loss)	$2,500	$(7,074)

The following table presents the tax effects allocated to each component of other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains (losses) arising during the period	$7,741	$3,268	$4,473	$(16,386)	$(6,839)	$(9,547)
Reclassification adjustment for net gains included in net income (1)	(12)	(5)	(7)	(7)	(3)	(4)
Non-credit related impairment loss	(325)	(136)	(189)	(243)	(102)	(141)
Total securities available-for-sale	7,404	3,127	4,277	(16,636)	(6,944)	(9,692)
Foreign currency translation adjustments	(17)	—	(17)	—	—	—
Total other comprehensive income (loss)	$7,387	$3,127	$4,260	$(16,636)	$(6,944)	$(9,692)

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
(in thousands)	Pre-tax	Tax expense (benefit)	Net-of-tax	Pre-tax	Tax expense (benefit)	Net-of-tax
Securities available-for-sale:
Net unrealized gains arising during the period	$20,617	$8,676	$11,941	$21,646	$9,060	$12,586
Reclassification adjustment for net gains included in net income (1)	(3,703)	(1,549)	(2,154)	(7,558)	(3,162)	(4,396)
Non-credit related impairment loss	(325)	(136)	(189)	(243)	(102)	(141)
Total securities available-for-sale	16,589	6,991	9,598	13,845	5,796	8,049
Foreign currency translation adjustments	(24)	—	(24)	—	—	—
Total other comprehensive income	$16,565	$6,991	$9,574	$13,845	$5,796	$8,049

(1)  Recognized in Gain on sale of securities in the consolidated statements of income.

Note 8. Shareholders’ Equity (Continued)

The following table summarizes the Company’s share repurchases for the three months ended September 30, 2015. All repurchases relate to shares withheld or previously owned shares used to pay taxes due upon vesting of restricted stock. There were no issuer repurchases of the Corporation’s common stock as part of its repurchase plan for the three months ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1, 2015 to July 31, 2015	1,609	$89.65
August 1, 2015 to August 31, 2015	—	—
September 1, 2015 to September 30, 2015	2,897	86.89
Total share repurchases	4,506	87.87

Note 9. Earnings per Common Share

The Company applies the two-class method of computing basic and diluted earnings per common share (“EPS”). Under the two-class method, EPS is determined for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company grants restricted stock and restricted stock units under a share-based compensation plan that qualify as participating securities. The computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 is presented in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands, except per share amounts) (1)	2015	2014	2015	2014
Basic EPS:
Net income attributable to City National Corporation	$71,808	$69,891	$201,873	$189,182
Less: Dividends on preferred stock	4,093	4,093	12,281	12,281
Net income available to common shareholders	$67,715	$65,798	$189,592	$176,901
Less: Earnings allocated to participating securities	576	644	1,664	1,801
Earnings allocated to common shareholders	$67,139	$65,154	$187,928	$175,100

Weighted-average common shares outstanding	55,829	55,031	55,668	54,893

Basic earnings per common share	$1.20	$1.18	$3.38	$3.19

Diluted EPS:
Earnings allocated to common shareholders (2)	$67,143	$65,160	$187,943	$175,116

Weighted-average common shares outstanding	55,829	55,031	55,668	54,893
Dilutive effect of equity awards	858	734	884	723
Weighted-average diluted common shares outstanding	56,687	55,765	56,552	55,616

Diluted earnings per common share	$1.18	$1.17	$3.32	$3.15

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

The average price of the Company’s common stock for the period is used to determine the dilutive effect of outstanding stock options. Antidilutive stock options are not included in the calculation of diluted EPS. There were 0.4 million and 0.7 million average outstanding stock options that were antidilutive for the three months ended September 30, 2015 and 2014, respectively. There were 0.4 million and 0.7 million average outstanding stock options that were antidilutive for the nine months ended September 30, 2015 and 2014, respectively.

Note 10. Share-Based Compensation

On September 30, 2015, the Company had one share-based compensation plan, the Amended and Restated City National Corporation 2008 Omnibus Plan (the “Plan”), which was originally approved by the Company’s shareholders on April 23, 2008. No new awards have been or will be granted under predecessor plans since the adoption of the Plan. The Plan permits the grant of stock options, restricted stock, restricted stock units, cash-settled restricted stock units, performance shares, performance share units, performance units and stock appreciation rights, or any combination thereof, to the Company’s eligible employees and non-employee directors. No grants of performance shares, performance share units or stock appreciation rights had been made as of September 30, 2015. At September 30, 2015, there were approximately 2.4 million shares available for future grants. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for further discussion of the Company’s share-based compensation plan.

The compensation cost that has been recognized for all share-based awards was $4.7 million and $15.9 million for the three and nine months ended September 30, 2015, respectively, compared with $5.5 million and $16.1 million for the three and nine months ended September 30, 2014. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $2.0 million and $6.7 million for the three and nine months ended September 30, 2015, respectively, compared with $2.3 million and $6.7 million for the three and nine months ended September 30, 2014. The Company received $30.7 million and $21.7 million in cash for the exercise of stock options during the nine months ended September 30, 2015 and 2014, respectively. The actual tax benefit realized for the tax deductions from stock option exercises was $6.0 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

To estimate the fair value of stock option awards, the Company uses the Black-Scholes methodology, which incorporates the assumptions summarized in the table below:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Weighted-average volatility	26.35%	27.08%	26.66%	27.35%
Dividend yield	1.58%	1.72%	1.55%	1.79%
Expected term (in years)	5.46	5.46	6.05	6.06
Risk-free interest rate	1.76%	1.97%	1.78%	1.99%

Using the Black-Scholes methodology, the weighted-average grant-date fair values of options granted during the nine months ended September 30, 2015 and 2014 were $21.79 and $17.93, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $15.8 million and $7.7 million, respectively.

A summary of option activity and related information for the nine months ended September 30, 2015 is presented below:

		Weighted-		Weighted-
		Average	Aggregate	Average
	Number of	Exercise	Intrinsic	Remaining
	Shares	Price	Value	Contractual
Options	(in thousands)	(per share)	(in thousands) (1)	Term
Outstanding at January 1, 2015	3,971	$57.40
Granted	377	90.47
Exercised	(516)	59.60
Forfeited or expired	(33)	67.64
Outstanding at September 30, 2015	3,799	$60.29	$106,387	5.33
Exercisable at September 30, 2015	2,691	$55.62	$87,297	4.12

(1) Includes in-the-money options only.

Note 10. Share-Based Compensation (Continued)

A summary of changes in unvested options and related information for the nine months ended September 30, 2015 is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Unvested Options	(in thousands)	(per share)
Unvested at January 1, 2015	1,269	$14.80
Granted	377	21.79
Vested	(515)	14.78
Forfeited	(23)	15.41
Unvested at September 30, 2015	1,108	$17.17

The number of options vested during the nine months ended September 30, 2015 and 2014 was 514,850 and 551,992, respectively. The total fair value of options vested during the nine months ended September 30, 2015 and 2014 was $7.6 million and $8.1 million, respectively. As of September 30, 2015, there was $13.2 million of unrecognized compensation cost related to unvested stock options granted under the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

A summary of changes in restricted stock and related information for the nine months ended September 30, 2015 is presented below:

		Weighted-Average
	Number of	Grant Date
	Shares	Fair Value
Restricted Stock (1)	(in thousands)	(per share)
Unvested at January 1, 2015	525	$60.60
Granted	100	90.47
Vested	(146)	54.80
Forfeited	(5)	68.00
Unvested at September 30, 2015	474	$68.60

(1) Includes restricted stock units.

Restricted stock is valued at the closing price of the Company’s stock on the date of award. The weighted-average grant-date fair value of restricted stock granted during the nine months ended September 30, 2015 and 2014 was $90.47 and $73.64, respectively. The number of restricted shares vested during the nine months ended September 30, 2015 and 2014 was 145,663 and 180,799, respectively. The total fair value of restricted stock vested was $8.0 million during the nine months ended September 30, 2015 and 2014. As of September 30, 2015, the unrecognized compensation cost related to restricted stock granted under the Company’s plans was $16.2 million. That cost is expected to be recognized over a weighted-average period of 3.3 years.

Note 10. Share-Based Compensation (Continued)

Cash-settled restricted stock units are initially valued at the closing price of the Company’s stock on the date of award. They are subsequently remeasured to the closing price of the Company’s stock at each reporting date until settlement. A summary of changes in cash-settled restricted stock units for the nine months ended September 30, 2015 is presented below:

Number of
Shares
Cash-Settled Restricted Stock Units	(in thousands)
Unvested at January 1, 2015	174
Granted	14
Vested	(44)
Forfeited	(3)
Unvested at September 30, 2015	141

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

The following table summarizes the fair value and balance sheet classification of derivative instruments as of September 30, 2015 and December 31, 2014. The notional amount of the contract is not recorded on the consolidated balance sheets, but is used as the basis for determining the amount of interest payments to be exchanged between the counterparties. If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset.

Notional Amounts and Fair Values of Derivative Instruments

	September 30, 2015			December 31, 2014
(in millions) (1)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities

Derivatives not designated as hedging instruments
Interest rate contracts:
Swaps	$3,556.1	$71.5	$73.0	$3,094.5	$44.7	$45.2
Interest-rate caps, floors and collars	465.6	0.2	0.2	437.3	0.8	0.8
Total interest-rate contracts	4,021.7	71.7	73.2	3,531.8	45.5	46.0

Option contracts	—	—	—	1.9	0.4	—

Foreign exchange contracts:
Spot and forward contracts	815.9	8.5	8.8	802.7	6.1	6.6
Options purchased	—	—	—	3.0	0.1	0.1
Options written	—	—	—	3.0	0.2	0.2
Total foreign exchange contracts	815.9	8.5	8.8	808.7	6.4	6.9

Equity warrants	5.5	2.2	—	2.3	0.9	—

Total derivatives not designated as hedging instruments	$4,843.1	$82.4	$82.0	$4,344.7	$53.2	$52.9

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

The Company had no hedging instruments as of September 30, 2015 and December 31, 2014.

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

The table below provides the amount of gains and losses on these derivative contracts for the three and nine months ended September 30, 2015 and 2014:

(in millions) Derivatives Not Designated as	Location in Consolidated	For the three months ended September 30,		For the nine months ended September 30,
Hedging Instruments	Statements of Income	2015	2014	2015	2014
Interest-rate contracts	Other noninterest income	$(1.3)	$—	$(0.9)	$(1.0)
Option contracts	Other noninterest income	—	0.1	(0.1)	0.1
Foreign exchange contracts (1)	International services income	8.3	8.7	24.1	24.2
Equity warrants	Other noninterest income	0.2	—	0.3	0.1
Total income		$7.2	$8.8	$23.4	$23.4

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

Credit Risk Exposure and Collateral

The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral based on certain risk thresholds. These requirements apply individually to the Corporation and to the Bank. Additionally, certain of the Company’s swap contracts contain security agreements that include credit-risk-related contingent features. Under these agreements, the collateral requirements are based on the Company’s credit rating from the major credit rating agencies. The amount of collateral required may vary by counterparty based on a range of credit ratings that correspond with exposure thresholds established in the derivative agreements. If the credit ratings on the Company’s debt were to fall below the level associated with a particular exposure threshold and the derivatives with a counterparty are in a net liability position that exceeds that threshold, the counterparty could request immediate payment or delivery of collateral for the difference between the net liability amount and the exposure threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position on September 30, 2015 was $22.0 million. The Company delivered collateral in the form of securities valued at $11.1 million on swap agreements that had credit-risk-related contingent features and were in a net liability position at September 30, 2015.

Note 11. Derivative Instruments (Continued)

The Company’s interest-rate swaps had no credit risk exposure at September 30, 2015 and December 31, 2014, respectively. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company enters into master netting agreements with swap counterparties to mitigate credit risk. Under these agreements, the net amount due from or payable to each counterparty is settled on the contract payment date. No collateral had been received from swap counterparties at September 30, 2015 and December 31, 2014. The Company delivered collateral in the form of securities valued at $5.6 million and cash totaling $66.0 million on swap agreements that did not have credit-risk-related contingent features at September 30, 2015.

At September 30, 2015, the Company had delivered cash collateral on foreign exchange contracts totaling $1.1 million and received cash collateral on foreign exchange contracts totaling $1.0 million.

See Note 12, Balance Sheet Offsetting, of the Notes to the Unaudited Consolidated Financial Statements for additional information about the Company’s derivative instruments subject to master netting agreements.

Note 12. Balance Sheet Offsetting

Assets and liabilities relating to certain financial instruments, including derivatives, securities purchased under resale agreements (“reverse repurchase agreements”) and securities sold under repurchase agreements (“repurchase agreements”), may be eligible for offset in the consolidated balance sheet as permitted under accounting guidance. The Company is party to transactions involving derivative instruments that are subject to enforceable master netting arrangements or similar agreements. Under these agreements, the Company may have the right to net settle multiple contracts with the same counterparty. Certain derivative transactions may require the Company to receive or pledge marketable debt securities as collateral based on certain risk thresholds. The Company also enters into reverse repurchase agreements and collateral swap agreements. Under reverse repurchase agreements, the Company has the right to claim securities collateral if the counterparty fails to perform. Collateral swap agreements involve the exchange of securities collateral under simultaneous repurchase and reverse repurchase agreements with the same bank counterparty. These agreements have the same principal amounts, inception dates and maturity dates, and have been offset against each other in the balance sheet as permitted under the netting provisions of ASC Topic 210-20-45, Balance Sheet — Offsetting. Securities swaps totaled $500.0 million at September 30, 2015. At September 30, 2015, the Company had delivered collateral consisting of agency mortgage-backed securities with a fair value of approximately $534.2 million on the repurchase agreement and accepted collateral consisting of corporate and municipal bonds with a fair value of approximately $521.0 million on the reverse repurchase agreement. Securities that have been pledged by counterparties as collateral are not recorded in the Company’s consolidated balance sheet unless the counterparty defaults. Securities that have been pledged by the Company to counterparties continue to be reported in the Company’s consolidated balance sheet unless the Company defaults.

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. Certain derivative transactions with clients are not subject to master netting arrangements and have been excluded from the balance sheet offsetting tables below. The following tables provide information about financial instruments that are eligible for offset at September 30, 2015 and December 31, 2014:

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
September 30, 2015
Financial assets:
Reverse repurchase agreements	$700,555	$(500,253)	$200,302	$(200,000)	$—	$302
Derivatives not designated as hedging instruments	8,661	(207)	8,454	—	—	8,454
Total financial assets	$709,216	$(500,460)	$208,756	$(200,000)	$—	$8,756

Financial liabilities:
Repurchase agreements	$500,253	$(500,253)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	81,776	(207)	81,569	(16,697)	(57,162)	7,710
Total financial liabilities	$582,029	$(500,460)	$81,569	$(16,697)	$(57,162)	$7,710

Note 12. Balance Sheet Offsetting (Continued)

	Gross	Gross	Net Amount Presented	Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Amount Recognized	Amount Offset	in the Balance Sheet	Securities Collateral	Cash Collateral	Net Amount
December 31, 2014
Financial assets:
Reverse repurchase agreements	$700,149	$(500,041)	$200,108	$(200,000)	$—	$108
Derivatives not designated as hedging instruments	7,669	(1,562)	6,107	—	—	6,107
Total financial assets	$707,818	$(501,603)	$206,215	$(200,000)	$—	$6,215

Financial liabilities:
Repurchase agreements	$500,041	$(500,041)	$—	$—	$—	$—
Derivatives not designated as hedging instruments	51,125	(1,562)	49,563	(14,654)	(28,046)	6,863
Total financial liabilities	$551,166	$(501,603)	$49,563	$(14,654)	$(28,046)	$6,863

Note 13. Income Taxes

The Company recognized income tax expense of $32.2 million and $100.5 million for the three and nine months ended September 30, 2015, respectively. The Company recognized income tax expense of $37.5 million and $103.6 million for the same periods in 2014.

The Company recognizes accrued interest and penalties relating to uncertain tax positions as an income tax provision expense. The Company recognized a benefit on accrued interest and penalties of $0.3 million for both the nine months ended September 30, 2015 and 2014. The Company had approximately $2.2 million and $2.5 million of accrued interest and penalties as of September 30, 2015 and December 31, 2014, respectively.

The Company and its subsidiaries file federal and various state income tax returns. The Company is currently being audited by the Internal Revenue Service (“IRS”) for the tax year 2014 and 2015. The Company is also under audit with the California Franchise Tax Board for the tax years 2005 to 2007. The Company has recorded a $1.1 million tax benefit in the current quarter in connection with the pending completion of the Franchise Tax Board audit.

From time to time, there may be differences in opinion with respect to the tax treatment of certain transactions. If a tax position which was previously recognized on the consolidated financial statements is no longer more likely than not to be sustained upon a challenge from the taxing authorities, the tax benefit from the tax position will be derecognized. The Company did not have any material tax positions for which previously recognized benefits were derecognized during the nine-month period ended September 30, 2015.

Prior period income tax expense has been adjusted to reflect the adoption of ASU 2014-01 on January 1, 2015. See Note 1, Summary of Significant Accounting Policies, for further discussion of ASU 2014-01.

Note 14. Employee Benefit Plans

Defined Contribution Plan

The Company has a profit-sharing retirement plan with an Internal Revenue Code Section 401(k) feature covering eligible employees. Employer contributions are made annually into a trust fund and are allocated to participants based on their salaries. The profit sharing contribution requirement is based on a percentage of annual operating income subject to a percentage of salary cap. Eligible employees may contribute up to 50 percent of their salary to the 401(k) plan, but not more than the maximum allowed under IRS regulations. The Company matches 50 percent of the first 6 percent of covered compensation. The Company recorded total profit sharing and matching contribution expense of $6.4 million and $18.7 million for the three and nine months ended September 30, 2015, respectively. Profit sharing and matching contribution expense was $6.1 million and $16.8 million for the same periods in 2014, respectively.

Note 14. Employee Benefit Plans (Continued)

Deferred Compensation Plan

The Company offers a deferred compensation plan for eligible employees and non-employee directors. Participants under the employee plan may make an annual irrevocable election to defer a portion of base salary and up to 100 percent of commission and incentive compensation while employed with the Company. Participants under the non-employee director plan also may make an annual irrevocable election to defer all or part of annual retainers, annual awards, committee chair retainers and meeting fees (collectively, “directors’ fees”) until board service with the Company ceases. The deferred compensation plans are nonqualified plans under IRS regulations. Deferrals are made on a pretax basis and are allocated among the investment crediting options available under the plans as directed by the plan participants. The Company informally funds plan benefits through the purchase of life insurance policies which are recorded in Other assets on the consolidated balance sheets. Participant deferrals are recorded in Other liabilities on the consolidated balance sheets. Employee salaries and non-employee directors’ fees deferred under the plan are charged to Salaries and employee benefits and Other operating expense, respectively, on the consolidated statements of income. Earnings on plan assets, net of benefits payable to plan participants, are reported in Salaries and employee benefits on the consolidated statements of income. The Company recorded net expenses of $37 thousand and $0.4 million related to the deferred compensation plan for the three and nine months ended September 30, 2015. The Company recorded net expenses of $0.1 million and $0.6 million for the same periods in 2014, respectively.

Note 15. Commitments and Contingencies

In the normal course of business, the Company issues financial guarantees in the form of letters of credit. Standby letters of credit are commitments issued by the Company to guarantee the obligations of its client to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. Exposure to credit loss in the event of nonperformance by the other party to the letters of credit is represented by the contractual notional amount. At September 30, 2015, the Company had $679.6 million outstanding in letters of credit, of which $567.6 million relate to standby letters of credit and $112.0 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

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

The investment in these entities is initially recorded at cost, which approximates the maximum exposure to loss as a result of the Company’s involvement with these unconsolidated entities. Subsequently, the carrying value is amortized over the stream of available tax credits and benefits. The Company expects to recover its investments over time, primarily through realization of federal low-income housing tax credits. The balance of the investments in these entities was $222.9 million at September 30, 2015 and $186.4 million at December 31, 2014, and is included in Affordable housing investments in the consolidated balance sheets. Unfunded commitments for affordable housing investments were $93.8 million at September 30, 2015. These unfunded commitments are recorded in Other liabilities in the consolidated balance sheets.

Note 16. Variable Interest Entities (Continued)

The Company also has ownership interests in several private equity and alternative investment funds that are VIEs. The Company is not a primary beneficiary and, therefore, is not required to consolidate these VIEs. The investment in these entities is carried at cost and net of impairments, which approximates the maximum exposure to loss as a result of the Company’s involvement with these entities. The Company expects to recover its investments over time, primarily through the allocation of fund income, gains or losses on the sale of fund assets, dividends or interest income. The balance in these entities was $24.1 million and $29.2 million at September 30, 2015 and December 31, 2014, respectively, and is included in Other assets in the consolidated balance sheets. Income associated with these investments is reported in Other noninterest income in the consolidated statements of income.

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

As of September 30, 2015, affiliate noncontrolling owners held equity interests with an estimated fair value of $32.8 million. This estimate reflects the maximum obligation to purchase equity interests in the affiliates. The events which would require the Company to purchase the equity interests may occur in the near term or over a longer period of time. The terms of the put provisions vary by agreement, but the value of the put is at the approximate fair value of the interests. The parent company carries key man life insurance policies to fund a portion of these conditional purchase obligations in the event of the death of certain key holders.

The following is a summary of activity for redeemable noncontrolling interest for the nine months ended September 30, 2015 and 2014:

	For the nine months ended September 30,
(in thousands)	2015	2014
Balance, beginning of period	$39,978	$39,768
Net income	954	2,056
Distributions to redeemable noncontrolling interest	(2,430)	(2,366)
Additions and redemptions, net	(6,043)	(403)
Adjustments to fair value	388	8,167
Balance, end of period	$32,847	$47,222

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

The Commercial and Private Banking reportable segment is the aggregation of the Commercial and Private Banking, Real Estate, Entertainment, Corporate Banking, Core Branch Banking and FAEF operating segments, as well as the acquired impaired loan portfolio. The Commercial and Private Banking segment provides banking products and services, including commercial and mortgage lending, lines of credit, equipment lease financing, deposits, cash management services, international trade finance and letters of credit to small and medium-sized businesses, entrepreneurs and affluent individuals. This segment primarily serves clients in California, New York, Nevada, Tennessee and Georgia. FAEF serves clients nationwide.

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

Note 18. Segment Results (Continued)

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

	For the three months ended September 30, 2015
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$226,171	$592	$5,494	$232,257
(Reversal of) provision for credit losses on loans and leases, excluding acquired impaired loans	(6,000)	—	—	(6,000)
Provision for losses on acquired impaired loans	1,148	—	—	1,148
Noninterest income	51,675	70,127	(16,931)	104,871
Depreciation and amortization	2,482	1,839	6,398	10,719
Noninterest expense	188,367	59,872	(20,915)	227,324
Income before income taxes	91,849	9,008	3,080	103,937
Provision for income taxes	28,440	2,814	954	32,208
Net income	63,409	6,194	2,126	71,729
Less: Net loss attributable to noncontrolling interest	—	(79)	—	(79)
Net income attributable to City National Corporation	$63,409	$6,273	$2,126	$71,808

Selected Average Balances:
Loans and leases, excluding acquired impaired loans	$21,913,554	$—	$56,038	$21,969,592
Acquired impaired loans	420,308	—	—	420,308
Total assets	22,390,469	730,148	11,330,543	34,451,160
Deposits	29,953,606	98,004	54,447	30,106,057
Goodwill	393,176	244,742	—	637,918
Customer-relationship intangibles, net	1,315	30,399	—	31,714

	For the three months ended September 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$204,803	$452	$10,521	$215,776
(Reversal of) provision for credit losses on loans and leases, excluding acquired impaired loans	(8,000)	—	—	(8,000)
Provision for losses on acquired impaired loans	589	—	—	589
Noninterest income	50,906	69,289	(12,278)	107,917
Depreciation and amortization	2,786	1,797	5,119	9,702
Noninterest expense	175,844	57,237	(19,869)	213,212
Income before income taxes	84,490	10,707	12,993	108,190
Provision for income taxes	29,478	3,441	4,533	37,452
Net income	55,012	7,266	8,460	70,738
Less: Net income attributable to noncontrolling interest	—	847	—	847
Net income attributable to City National Corporation	$55,012	$6,419	$8,460	$69,891

Selected Average Balances:
Loans and leases, excluding acquired impaired loans	$18,777,758	$—	$60,002	$18,837,760
Acquired impaired loans	580,200	—	—	580,200
Total assets	19,482,692	738,004	10,675,661	30,896,357
Deposits	26,481,108	71,595	277,930	26,830,633
Goodwill	393,176	249,079	—	642,255
Customer-relationship intangibles, net	2,335	34,689	—	37,024

Note 18. Segment Results (Continued)

	For the nine months ended September 30, 2015
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$662,184	$2,049	$21,114	$685,347
Provision for credit losses on loans and leases, excluding acquired impaired loans	4,000	—	—	4,000
Provision for losses on acquired impaired loans	2,736	—	—	2,736
Noninterest income	158,718	215,544	(45,412)	328,850
Depreciation and amortization	7,688	5,622	24,502	37,812
Noninterest expense	563,775	170,873	(68,315)	666,333
Income before income taxes	242,703	41,098	19,515	303,316
Provision for income taxes	80,661	13,342	6,486	100,489
Net income	162,042	27,756	13,029	202,827
Less: Net income attributable to noncontrolling interest	—	954	—	954
Net income attributable to City National Corporation	$162,042	$26,802	$13,029	$201,873

Selected Average Balances:
Loans and leases, excluding acquired impaired loans	$21,166,866	$—	$57,460	$21,224,326
Acquired impaired loans	455,786	—	—	455,786
Total assets	21,704,604	738,981	10,761,541	33,205,126
Deposits	28,654,702	94,703	104,932	28,854,337
Goodwill	393,176	243,484	—	636,660
Customer-relationship intangibles, net	1,460	31,458	—	32,918

	For the nine months ended September 30, 2014
	Commercial and	Wealth		Consolidated
(in thousands)	Private Banking	Management	Other	Company

Earnings Summary:
Net interest income	$602,879	$1,256	$30,541	$634,676
(Reversal of) provision for credit losses on loans and leases, excluding acquired impaired loans	(9,000)	—	—	(9,000)
Provision for losses on acquired impaired loans	3,783	—	—	3,783
Noninterest income	135,498	201,418	(26,652)	310,264
Depreciation and amortization	8,381	5,310	14,665	28,356
Noninterest expense	517,022	166,278	(56,308)	626,992
Income before income taxes	218,191	31,086	45,532	294,809
Provision for income taxes	77,192	10,270	16,109	103,571
Net income	140,999	20,816	29,423	191,238
Less: Net income attributable to noncontrolling interest	—	2,056	—	2,056
Net income attributable to City National Corporation	$140,999	$18,760	$29,423	$189,182

Selected Average Balances:
Loans and leases, excluding acquired impaired loans	$17,993,033	$—	$57,583	$18,050,616
Acquired impaired loans	639,592	—	—	639,592
Total assets	18,814,041	696,524	10,586,949	30,097,514
Deposits	25,710,863	77,657	254,929	26,043,449
Goodwill	393,176	249,322	—	642,498
Customer-relationship intangibles, net	2,717	35,788	—	38,505

Note 19. Subsequent Event

On January 22, 2015, the Corporation entered into an Agreement and Plan of Merger with Royal Bank of Canada, a Canadian chartered bank (“Royal Bank of Canada”) and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada (“Holdco”), pursuant to which the Corporation will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada. On October 7, 2015, the Company and Royal Bank of Canada announced that they had received approval from both the Board of Governors of the Federal Reserve System and the Office of the Superintendent of Financial Institutions in Canada to complete the merger of the two companies. The merger is expected to close on November 2, 2015, subject to the satisfaction of customary closing conditions.

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

Forward-looking statements are based on management’s knowledge and belief as of today and include information concerning the Company’s possible or assumed future financial condition, and its results of operations, business and earnings outlook. These forward-looking statements are subject to risks and uncertainties. A number of factors, many of which are beyond the Company’s ability to control or predict, could cause future results to differ materially from those contemplated by such forward-looking statements. These factors include: (1) the possibility that the merger does not close when expected or at all because conditions to the closing are not satisfied on a timely basis or at all, or that we experience difficulties in employee retention as a result of the announcement and pendency of the proposed merger; or that clients, distributors, suppliers and competitors seek to change their existing business relationships with us as a result of the announcement of the proposed merger, any of which may have a negative impact on our business or operations; (2) changes in general economic, political, or industry conditions and the related credit and market conditions and the impact they have on the Company and its clients, including changes in consumer spending, borrowing and savings habits; (3) the impact on financial markets and the economy of the level of U.S. and European debt; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System; (5) limited economic growth and elevated levels of unemployment; (6) the effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company is uncertain; (7) significant changes in applicable laws and regulations, including those concerning taxes, banking and securities; (8) the impact of cyber security attacks or other disruptions to the Company’s information systems and any resulting compromise of data or disruption in service; (9) changes in the level of nonperforming assets, charge-offs, other real estate owned and provision expense; (10) incorrect assumptions in the value of the loans acquired in FDIC-assisted acquisitions resulting in greater than anticipated losses in the acquired loan portfolios exceeding the losses covered by the loss-sharing agreements with the FDIC; (11) changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources; (12) the Company’s ability to attract new employees and retain and motivate existing employees; (13) increased competition in the Company’s markets and our ability to increase market share and control expenses; (14) changes in the financial performance and/or condition of the Company’s clients, or changes in the performance or creditworthiness of our clients’ suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our clients’ ability to meet certain credit obligations; (15) a substantial and permanent loss of either client accounts and/or assets under management at the Company’s investment advisory affiliates or its wealth management division; (16) soundness of other financial institutions which could adversely affect the Company; (17) protracted labor disputes in the Company’s markets; (18) the impact of natural disasters, terrorist activities or international hostilities on the operations of our business or the value of collateral; (19) the effect of acquisitions and integration of acquired businesses and de novo branching efforts; (20) changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies; and (21) the success of the Company at managing the risks involved in the foregoing.

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

CITY NATIONAL CORPORATION

FINANCIAL HIGHLIGHTS

				Percent change
	At or for the three months ended			September 30, 2015 from
	September 30,	June 30,	September 30,	June 30,	September 30,
(in thousands, except per share amounts) (1)	2015	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)
For The Quarter
Total revenue	$337,128	$349,414	$323,693	(4)%	4%
Net income attributable to City National Corporation	71,808	68,499	69,891	5	3
Net income available to common shareholders	67,715	64,405	65,798	5	3
Net income per common share, basic	1.20	1.15	1.18	4	2
Net income per common share, diluted	1.18	1.13	1.17	4	1
Dividends per common share	0.70	0.35	0.33	100	112

At Quarter End
Assets	$35,575,724	$33,760,498	$32,002,978	5	11
Securities	8,970,348	8,473,158	9,205,637	6	(3)
Loans and leases, excluding acquired impaired loans	22,536,584	21,929,328	19,347,988	3	16
Acquired impaired loans (2)	399,527	434,033	552,715	(8)	(28)
Deposits	31,173,362	29,481,230	27,955,980	6	12
Common shareholders’ equity	2,843,705	2,804,532	2,619,191	1	9
Total shareholders’ equity	3,111,321	3,072,148	2,886,807	1	8
Book value per common share	51.34	50.67	47.90	1	7

Average Balances
Assets	$34,451,160	$32,880,515	$30,896,357	5	12
Securities	8,564,871	8,480,316	8,944,280	1	(4)
Loans and leases, excluding acquired impaired loans	21,969,592	21,281,468	18,837,760	3	17
Acquired impaired loans (2)	420,308	455,406	580,200	(8)	(28)
Deposits	30,106,057	28,623,323	26,830,633	5	12
Common shareholders’ equity	2,835,500	2,787,105	2,598,395	2	9
Total shareholders’ equity	3,103,117	3,054,721	2,866,011	2	8

Selected Ratios
Return on average assets (annualized)	0.83%	0.84%	0.90%	(1)	(8)
Return on average common equity (annualized)	9.47	9.27	10.05	2	(6)
Common equity tier 1 capital (3)	8.63	8.60	N/A	0	NM
Corporation’s tier 1 risk-based capital (3)	9.68	9.67	9.92	0	NM
Corporation’s total risk-based capital (3)	11.63	11.70	12.14	(1)	NM
Corporation’s tier 1 leverage (3)	7.32	7.56	7.44	(3)	NM
Period-end common equity to period-end assets	7.99	8.31	8.18	(4)	(2)
Period-end equity to period-end assets	8.75	9.10	9.02	(4)	(3)
Common dividend payout ratio	58.08	30.57	27.87	90	108
Net interest margin	2.92	3.16	3.03	(8)	(4)
Expense to revenue ratio (4)	68.69	64.63	66.84	6	3

Asset Quality Ratios (5)
Nonaccrual loans to total loans and leases	0.15%	0.13%	0.19%	15	(21)
Nonaccrual loans and OREO to total loans and leases and OREO	0.18	0.16	0.24	13	(25)
Allowance for loan and lease losses to total
loans and leases	1.41	1.45	1.62	(3)	(13)
Allowance for loan and lease losses to nonaccrual loans	918.71	1,092.27	870.59	(16)	6
Net recoveries (charge-offs) to average total loans and leases (annualized)	0.11	(0.01)	0.22	1,200	(50)

At Quarter End
Assets under management (6)	$46,318,316	$47,748,516	$49,090,864	(3)	(6)
Assets under management or administration (6)	59,355,822	61,083,403	61,176,564	(3)	(3)

NM - Not meaningful

(1)    Certain prior period amounts have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)    Acquired impaired loans represent loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted acquisitions that are accounted for under Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).

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

(5)    Excludes acquired impaired loans, as well as OREO covered under loss-sharing agreements with the FDIC.

(6)    Excludes $25.99 billion, $32.75 billion, and $28.58 billion of assets under management for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2015, June 30, 2015, and September 30, 2014, respectively.

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

RECENT DEVELOPMENTS

On January 22, 2015, the Corporation entered into an Agreement and Plan of Merger with Royal Bank of Canada, a Canadian chartered bank (“Royal Bank of Canada” or “RBC”) and RBC USA Holdco Corporation, a Delaware corporation and wholly owned subsidiary of Royal Bank of Canada (“Holdco”), pursuant to which the Corporation will merge with and into Holdco with Holdco surviving the merger as a wholly owned subsidiary of Royal Bank of Canada. On October 7, 2015, the Company and Royal Bank of Canada announced that they had received approval from both the Board of Governors of the Federal Reserve System and the Office of the Superintendent of Financial Institutions in Canada to complete the merger of the two companies. The merger is expected to close on November 2, 2015, subject to the satisfaction of customary closing conditions.

HIGHLIGHTS

•       Consolidated net income attributable to City National Corporation was $71.8 million for the third quarter of 2015, up 3 percent from $69.9 million in the year-earlier quarter and up 5 percent from $68.5 million for the second quarter of 2015. For the third quarter of 2015, consolidated net income available to common shareholders was $67.7 million, or $1.18 per diluted share. Net income available to common shareholders was $65.8 million, or $1.17 per diluted share, for the year-earlier quarter and $64.4 million, or $1.13 per diluted share, for the second quarter of 2015.

•       Revenue, which consists of net interest income and noninterest income, was $337.1 million for the third quarter of 2015, up 4 percent from $323.7 million in the year-earlier quarter and down 4 percent from $349.4 million in the second quarter of 2015.

•       Fully taxable-equivalent net interest income, including dividend income, amounted to $240.9 million for the third quarter of 2015, up 8 percent from $223.1 million for the third quarter of 2014 and down 2 percent from $245.8 million for the second quarter of 2015.

•       Net interest margin for the third quarter of 2015 was 2.92 percent, down from 3.03 percent for the third quarter of 2014 and 3.16 percent for the second quarter of 2015. The decline from the year-earlier quarter was mainly attributable to lower yields on loans and lower income on acquired impaired loans, partially offset by a lower cost of interest-bearing liabilities. The decrease from the second quarter of 2015 was primarily due to lower net accelerated accretable yield recognition on acquired impaired loans that were paid off or fully charged off and a large interest recovery received during the prior quarter on a previously charged off loan.

•       Noninterest income was $104.9 million in the third quarter of 2015, down 3 percent from the third quarter of 2014 and 7 percent lower from the second quarter of 2015. The decrease from prior quarters was primarily due to a net loss on disposal of assets in the current quarter compared to a net gain in the prior periods.

•       Trust and investment fee income grew to $58.0 million in the third quarter of 2015, up 2 percent from the year-earlier quarter and down 1 percent from the second quarter of 2015. AUM totaled $46.32 billion as of September 30, 2015, down 6 percent from September 30, 2014 and down 3 percent from June 30, 2015. The increase in trust and investment fee income compared with the third quarter of 2014 was mainly due to growth in higher yielding AUM balances in the Bank’s core asset management business, which more than offset the impact of a decrease in AUM at a wealth management affiliate.

•       Noninterest expense for the third quarter of 2015 was $238.0 million, up 7 percent from the third quarter of 2014 and up 3 percent from the second quarter of 2015. The increases from the prior periods reflect higher compensation costs, occupancy expense, and legal and professional fees.

•       The base yield on the acquired impaired loan portfolio generated net interest income of $8.9 million in the third quarter of 2015, compared with $11.2 million for the year-earlier quarter and $9.4 million in the second quarter of 2015. Base yield is the yield on acquired impaired loans, excluding income from acquired impaired loans that were paid off or fully charged off. The Company recognizes other components of income and expense related to its FDIC-assisted acquired assets, including income from acquired impaired loans that were paid off or fully charged off, net impairment charges, and other income and expenses. These components fluctuate from period to period. When aggregated, the impact of these items to the income statement, excluding the base yield, was total net expense of $1.6 million for the third quarter of 2015, compared with net income of $1.4 million for the third quarter of 2014 and net income of $4.5 million for the second quarter of 2015. Refer to the “Net Interest Income,” “Provision for Credit Losses” and “FDIC-Assisted Acquired Assets” sections included elsewhere in this report for further discussion.

•       The Company’s effective tax rate was 31.0 percent for the third quarter of 2015, compared with 34.6 percent for the year-earlier quarter and 35.3 percent for the second quarter of 2015. The effective tax rate reflects the Company’s adoption of a new accounting standard for low-income housing tax credits. Refer to Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

•       Total assets were $35.58 billion at September 30, 2015, up 11 percent from $32.00 billion at September 30, 2014 and up 5 percent from $33.76 billion at June 30, 2015. Total average assets were $34.45 billion for the third quarter of 2015, up 12 percent from $30.90 billion for the third quarter of 2014 and up 5 percent from $32.88 billion for the second quarter of 2015.

•       Loans and leases, excluding acquired impaired loans, grew to $22.54 billion at September 30, 2015, an increase of 16 percent from $19.35 billion at September 30, 2014 and 3 percent from $21.93 billion at June 30, 2015. Average loan and lease balances, excluding acquired impaired loans, were $21.97 billion for the third quarter of 2015, up 17 percent from the same period of last year and 3 percent higher from the second quarter of 2015.

•       Excluding acquired impaired loans, third quarter 2015 results included a $6.0 million reversal of provision for loan and lease losses. The Company recorded an $8.0 million reversal of provision for loan and lease losses in the third quarter of 2014 and a $10.0 million provision for loan and lease losses in the second quarter of 2015. The allowance for loan and lease losses, excluding acquired impaired loans, was $317.2 million at September 30, 2015, compared with $312.7 million at September 30, 2014 and $316.9 million at June 30, 2015. The Company remains appropriately reserved at 1.41 percent of total loans and leases, excluding acquired impaired loans, at September 30, 2015, compared with 1.62 percent at September 30, 2014 and 1.45 percent at June 30, 2015.

•       In the third quarter of 2015, net loan recoveries totaled $6.2 million, or 0.11 percent of average total loans and leases, excluding acquired impaired loans, on an annualized basis, compared with net recoveries of $10.6 million, or 0.22 percent, in the year-earlier quarter, and net charge-offs of $0.6 million, or 0.01 percent, for the second quarter of 2015. Nonaccrual loans, excluding acquired impaired loans, totaled $34.5 million at September 30, 2015, down from $35.9 million at September 30, 2014 but up from $29.0 million at June 30, 2015. At September 30, 2015, nonperforming assets, excluding FDIC-assisted acquired assets, were $40.1 million, down from $46.0 million at September 30, 2014 and up from $35.0 million at June 30, 2015.

•       Average securities for the third quarter of 2015 totaled $8.56 billion, down 4 percent from the third quarter of 2014 and 1 percent higher from the second quarter of 2015.

•       Period-end deposits at September 30, 2015 were $31.17 billion, up 12 percent from $27.96 billion at September 30, 2014 and 6 percent higher from $29.48 billion at June 30, 2015. Deposit balances for the third quarter of 2015 averaged $30.11 billion, up 12 percent from $26.83 billion for the third quarter of 2014 and 5 percent higher from $28.62 billion for the second quarter of 2015. Average core deposits, which do not include certificates of deposits of $100,000 or more, were up 12 percent from the third quarter of 2014 and up 6 percent from the second quarter of 2015. Average core deposits represented 99 percent of total average deposits for the third quarter of 2015.

•       The Company remains well capitalized. Under Basel III capital rules, which became effective for the Company on January 1, 2015, the Common equity tier 1 capital ratio was 8.62 percent at September 30, 2015, compared with 8.60 percent at June 30, 2015. Refer to the “Capital” section included elsewhere in this report for further discussion

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between interest income (which includes yield-related loan fees) and interest expense. Net interest income on a fully taxable-equivalent basis expressed as a percentage of average total earning assets is referred to as the net interest margin, which represents the average net effective yield on earning assets. The following table presents the components of net interest income on a fully taxable-equivalent basis for the three and nine months ended September 30, 2015 and 2014:

Net Interest Income Summary

	For the three months ended			For the three months ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$10,610,399	$89,415	3.34%	$9,042,215	$75,424	3.31%
Commercial real estate mortgages	3,907,256	33,344	3.39	3,480,293	30,878	3.52
Residential mortgages	5,590,853	45,890	3.28	4,905,417	42,383	3.46
Real estate construction	878,118	7,688	3.47	509,467	4,699	3.66
Home equity loans and lines of credit	783,462	6,836	3.46	728,404	6,489	3.53
Installment	199,504	2,140	4.26	171,964	1,910	4.41
Total loans and leases, excluding acquired impaired loans (4)	21,969,592	185,313	3.35	18,837,760	161,783	3.41
Acquired impaired loans	420,308	18,410	17.52	580,200	22,470	15.49
Total loans and leases	22,389,900	203,723	3.61	19,417,960	184,253	3.76
Due from banks - interest-bearing	1,408,663	931	0.26	559,476	363	0.26
Federal funds sold and securities purchased under resale agreements	295,652	1,203	1.61	246,658	1,721	2.77
Securities	8,564,871	44,788	2.09	8,944,280	47,553	2.13
Other interest-earning assets	57,333	1,105	7.64	71,305	1,076	5.99
Total interest-earning assets	32,716,419	251,750	3.05	29,239,679	234,966	3.19
Allowance for loan and lease losses	(329,638)			(327,787)
Cash and due from banks	188,876			167,581
Other non-earning assets	1,875,503			1,816,884
Total assets	$34,451,160			$30,896,357

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,574,672	$305	0.05%	$2,396,304	$328	0.05%
Money market accounts	6,507,572	1,172	0.07	6,538,567	1,123	0.07
Savings deposits	495,783	71	0.06	463,584	70	0.06
Time deposits	579,606	329	0.23	602,491	512	0.34
Total interest-bearing deposits	10,157,633	1,877	0.07	10,000,946	2,033	0.08

Federal funds purchased and securities sold under repurchase agreements	—	—	—	543	—	0.08
Other borrowings	651,333	9,006	5.49	666,867	9,785	5.82
Total interest-bearing liabilities	10,808,966	10,883	0.40	10,668,356	11,818	0.44
Noninterest-bearing deposits	19,948,424			16,829,687
Other liabilities	590,653			532,303
Total equity	3,103,117			2,866,011
Total liabilities and equity	$34,451,160			$30,896,357

Net interest spread			2.65%			2.75%
Fully taxable-equivalent net interest and dividend income		$240,867			$223,148
Net interest margin			2.92%			3.03%
Less: Dividend income included in other income		1,105			1,076
Fully taxable-equivalent net interest income		$239,762			$222,072

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $8,492 and $6,979 for 2015 and 2014, respectively.

(4)         Includes average nonaccrual loans of $32,023 and $39,743 for 2015 and 2014, respectively.

Net Interest Income Summary

	For the nine months ended			For the nine months ended
	September 30, 2015			September 30, 2014
		Interest	Average		Interest	Average
	Average	income/	interest	Average	income/	interest
(in thousands) (1)	balance	expense (2)(3)	rate	balance	expense (2)(3)	rate
Assets
Interest-earning assets
Loans and leases
Commercial	$10,269,501	$255,706	3.33%	$8,639,706	$218,563	3.38%
Commercial real estate mortgages	3,769,753	97,765	3.47	3,364,079	90,042	3.58
Residential mortgages	5,384,782	133,813	3.31	4,740,115	124,607	3.51
Real estate construction	819,084	22,109	3.61	435,172	12,084	3.71
Home equity loans and lines of credit	786,997	20,655	3.51	707,011	19,109	3.61
Installment	194,209	6,239	4.30	164,533	5,425	4.41
Total loans and leases, excluding acquired impaired loans (4)	21,224,326	536,287	3.38	18,050,616	469,830	3.48
Acquired impaired loans	455,786	62,223	18.20	639,592	75,383	15.71
Total loans and leases	21,680,112	598,510	3.69	18,690,208	545,213	3.90
Due from banks - interest-bearing	781,009	1,500	0.26	600,363	1,183	0.26
Federal funds sold and securities purchased under resale agreements	240,152	3,578	1.99	293,672	4,568	2.08
Securities	8,710,302	136,298	2.09	8,733,819	139,252	2.13
Other interest-earning assets	61,404	4,109	8.95	73,449	3,451	6.28
Total interest-earning assets	31,472,979	743,995	3.16	28,391,511	693,667	3.27
Allowance for loan and lease losses	(323,987)			(326,333)
Cash and due from banks	191,806			200,765
Other non-earning assets	1,864,328			1,831,571
Total assets	$33,205,126			$30,097,514

Liabilities and Equity
Interest-bearing deposits
Interest checking accounts	$2,645,904	$925	0.05%	$2,381,215	$1,039	0.06%
Money market accounts	6,280,337	3,311	0.07	6,507,891	3,365	0.07
Savings deposits	494,343	217	0.06	460,076	206	0.06
Time deposits	639,121	1,223	0.26	626,679	1,617	0.35
Total interest-bearing deposits	10,059,705	5,676	0.08	9,975,861	6,227	0.08

Federal funds purchased and securities sold under repurchase agreements	91,762	79	0.11	495	—	0.07
Other borrowings	643,878	26,807	5.57	714,042	32,101	6.01
Total interest-bearing liabilities	10,795,345	32,562	0.40	10,690,398	38,328	0.48
Noninterest-bearing deposits	18,794,632			16,067,588
Other liabilities	569,014			522,115
Total equity	3,046,135			2,817,413
Total liabilities and equity	$33,205,126			$30,097,514

Net interest spread			2.76%			2.79%
Fully taxable-equivalent net interest and dividend income		$711,433			$655,339
Net interest margin			3.02%			3.09%
Less: Dividend income included in other income		4,109			3,451
Fully taxable-equivalent net interest income		$707,324			$651,888

(1)         Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

(2)         Net interest income is presented on a fully taxable-equivalent basis.

(3)         Loan income includes loan fees of $21,330 and $22,095 for 2015 and 2014, respectively.

(4)         Includes average nonaccrual loans of $34,076 and $57,229 for 2015 and 2014, respectively.

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income and dividend income on a fully taxable-equivalent basis due to volume and rate between the third quarter and first nine months of 2015 and 2014, as well as the third quarter and first nine months of 2014 and 2013.

Changes in Net Interest Income

	For the three months ended September 30,			For the three months ended September 30,
	2015 vs 2014			2014 vs 2013
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$27,287	$(7,817)	$19,470	$26,377	$(29,973)	$(3,596)
Securities	(1,994)	(771)	(2,765)	1,881	2,945	4,826
Due from banks - interest-bearing	561	7	568	(33)	(7)	(40)
Federal funds sold and securities purchased under resale agreements	296	(814)	(518)	(216)	374	158
Other interest-earning assets	(235)	264	29	(259)	101	(158)
Total interest-earning assets	25,915	(9,131)	16,784	27,750	(26,560)	1,190

Interest paid on:
Interest checking deposits	23	(46)	(23)	17	(74)	(57)
Money market deposits	(5)	54	49	67	(676)	(609)
Savings deposits	5	(4)	1	9	(37)	(28)
Time deposits	(18)	(165)	(183)	(146)	(54)	(200)
Total borrowings	(232)	(547)	(779)	(701)	(409)	(1,110)
Total interest-bearing liabilities	(227)	(708)	(935)	(754)	(1,250)	(2,004)
	$26,142	$(8,423)	$17,719	$28,504	$(25,310)	$3,194

	For the nine months ended September 30,			For the nine months ended September 30,
	2015 vs 2014			2014 vs 2013
	Increase (decrease)		Net	Increase (decrease)		Net
	due to		increase	due to		increase
(in thousands)	Volume	Rate	(decrease)	Volume	Rate	(decrease)
Interest earned on:
Total loans and leases (1)	$83,716	$(30,419)	$53,297	$72,320	$(62,812)	$9,508
Securities	(374)	(2,580)	(2,954)	(5,132)	10,998	5,866
Due from banks - interest-bearing	348	(31)	317	496	13	509
Federal funds sold and securities purchased under resale agreements	(804)	(186)	(990)	906	(591)	315
Other interest-earning assets	(633)	1,291	658	(895)	1,077	182
Total interest-earning assets	82,253	(31,925)	50,328	67,695	(51,315)	16,380

Interest paid on:
Interest checking deposits	108	(222)	(114)	79	(232)	(153)
Money market deposits	(121)	67	(54)	459	(2,069)	(1,610)
Savings deposits	14	(3)	11	30	(135)	(105)
Time deposits	32	(426)	(394)	(530)	(231)	(761)
Total borrowings	924	(6,139)	(5,215)	(22,345)	20,677	(1,668)
Total interest-bearing liabilities	957	(6,723)	(5,766)	(22,307)	18,010	(4,297)
	$81,296	$(25,202)	$56,094	$90,002	$(69,325)	$20,677

(1) Includes acquired impaired loans.

Net interest income was $232.3 million for the third quarter of 2015, a decrease of 2 percent from $236.5 million for the second quarter of 2015 and an increase of 8 percent from $215.8 million for the third quarter of 2014. The decrease in net interest income from the second quarter of 2015 was largely due to lower interest income from acquired impaired loans. The increase in net interest income compared with the year-earlier quarter was due to higher income on loans and leases, excluding acquired impaired loans and lower interest expense on borrowed funds, which was partially offset by decreases in interest income from acquired impaired loans and interest income on securities. Fully taxable-equivalent net interest income and dividend income was $240.9 million for the third quarter of 2015, compared with $245.8 million for the second quarter of 2015 and $223.1 million for the third quarter of 2014.

Interest income on total loans was $200.4 million for the third quarter of 2015, down 2 percent from the second quarter of 2015 and up 10 percent from the third quarter of 2014. The decrease in loan interest income from the prior quarter was primarily due to lower net accelerated accretable yield recognition on acquired impaired loans that were paid off or fully charged off, partially offset by the increase in volume of loans and leases, excluding acquired impaired loans. Compared with the year-earlier quarter, the increase in interest income was driven by growth in the loan portfolio, excluding acquired impaired loans, partially offset by a decrease in income from acquired impaired loans. Income from accelerated accretable yield recognition during the third quarter of 2015 was $9.5 million, compared with $16.2 million in the prior quarter and $11.3 million in the year-earlier quarter. Refer to “FDIC-Assisted Acquired Assets” included elsewhere in this report for further discussion of interest income on acquired impaired loans.

Average loans and leases, excluding acquired impaired loans, totaled $21.97 billion for the third quarter of 2015, an increase of 3 percent from $21.28 billion for the second quarter of 2015 and up 17 percent from $18.84 billion for the third quarter of 2014. Average commercial loans grew 3 percent and 17 percent from the second quarter of 2015 and third quarter of 2014, respectively. Average commercial real estate balances increased 3 percent from the prior quarter and 12 percent from the year-earlier quarter, while average residential mortgage loans were up 4 and 14 percent from the respective periods. Average acquired impaired loans decreased to $420.3 million for the third quarter of 2015 from $455.4 million for the second quarter of 2015 and $580.2 million for the year-ago quarter.

Interest income on securities was $40.6 million for the third quarter of 2015, a 1 percent decrease from $41.2 million for the second quarter of 2015 and a 7 percent decrease from $43.9 million for the third quarter of 2014. Average total securities were $8.56 billion for the third quarter of 2015, up 1 percent from $8.48 billion for the second quarter of 2015 and down 4 percent from $8.94 billion for the year-earlier quarter. The decrease in income from the second quarter of 2015 was due to prepayment premiums received during the prior quarter on accelerated paydowns. The decrease from the year-earlier quarter was largely due to lower average portfolio balances as cash flow from short-term investments was used to fund loan growth.

Total interest expense was $10.9 million for the third quarter of 2015, an increase of 1 percent from $10.8 million for the second quarter of 2015 and down 8 percent from $11.8 million for the third quarter of 2014. Interest expense on borrowings was $9.0 million for the third quarter of 2015, up 1 percent from $8.9 million for the second quarter of 2015 and down 8 percent from $9.8 million for the third quarter of 2014. The decrease in total interest expense from the year-earlier quarter was primarily due to the redemption of $105.0 million in subordinated notes during the third quarter of 2014.

Interest expense on deposits was $1.9 million for the third quarter and second quarter of 2015, down 8 percent from $2.0 million for the year-earlier quarter. The decrease in interest expense from the prior-year quarter was due to lower rates on time deposits, partially offset by higher average interest-bearing deposit balances. Average deposits were $30.11 billion for the third quarter of 2015, up 5 percent from $28.62 billion for the second quarter of 2015 and up 12 percent from $26.83 billion for the third quarter of 2014. Average interest-bearing deposits were $10.16 billion for the third quarter of 2015, up 2 percent from $9.96 billion for the second quarter of 2015 and $10.00 billion for the third quarter of 2014, respectively. Average noninterest-bearing deposits were $19.95 billion, up 7 percent from the second quarter of 2015 and up 19 percent from the year-earlier quarter.

Net interest margin was 2.92 percent for the third quarter of 2015, down from 3.16 percent for the second quarter of 2015 and 3.03 percent for the third quarter of 2014. The average yield on earning assets for the third quarter of 2015 was 3.05 percent, down 25 basis points from 3.30 percent for the second quarter of 2015 and down 14 basis points from 3.19 percent for the year-earlier quarter. The average cost of interest-bearing liabilities was 0.40 percent, down from 0.41 percent for the second quarter of 2015 and 0.44 percent for the third quarter of 2014. The decrease in the net interest margin from the prior quarter was primarily the result of lower net accelerated accretable yield recognition on acquired impaired loans that were paid off or fully charged off and a large interest recovery received during the prior quarter on a previously charged off loan. Compared with the year-earlier quarter, the decrease in the net interest margin was mainly attributable to lower yields on loans and lower income on acquired impaired loans, partially offset by a lower cost of interest-bearing liabilities.

Provision for Credit Losses

The Company accounts for the credit risk associated with lending activities through its allowance for loan and lease losses, reserve for off-balance sheet credit commitments and provision for credit losses. The provision for credit losses on loans and leases, excluding acquired impaired loans, is the expense recognized in the consolidated statements of income to adjust the allowance and the reserve for off-balance sheet credit commitments to the levels deemed appropriate by management, as determined through application of the Company’s allowance methodology procedures. See “Critical Accounting Policies— Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” in the Company’s Form 10-K for the year ended December 31, 2014.

The Company recorded a $6.0 million reversal of provision for credit losses on loans and leases, excluding acquired impaired loans, in the three months ended September 30, 2015, and a provision for credit losses on loans and leases, excluding acquired impaired loans, of $4.0 million in the nine months ended September 30, 2015. The Company recorded reversals of provision for credit losses on loans and leases, excluding acquired impaired loans, of $8.0 million and $9.0 million in the three months and nine months ended September 30, 2014. The reversal of provision during the current quarter reflected loan loss recoveries and improving credit quality. The increase in provision for the first nine months of 2015 compared with the year-earlier period was largely due to loan growth. The provision reflects management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is affected by a broad range of economic factors. Additional factors affecting the provision include net loan charge-offs or recoveries, nonaccrual loans, specific reserves, risk rating migration and changes in the portfolio size and composition. See “Balance Sheet Analysis—Allowance for Loan and Lease Losses and Reserve for Off-Balance Sheet Credit Commitments” included elsewhere in this report for further information on factors considered by the Company in assessing the credit quality of the loan portfolio and establishing the allowance for loan and lease losses.

Loans acquired in FDIC-assisted acquisitions are accounted for as acquired impaired loans under ASC 310-30. The provision for losses on acquired impaired loans is the expense recognized in the consolidated statements of income related to impairment losses resulting from the Company’s quarterly review and update of cash flow projections on its acquired impaired loan portfolio. The Company recorded a $1.1 million provision for losses on acquired impaired loans during the third quarter of 2015, compared with a $1.1 million provision in the second quarter of 2015 and a $1.7 million provision during the third quarter of 2014. Refer to “FDIC-Assisted Acquired Assets” included elsewhere in this report for further discussion of the provision for losses on acquired impaired loans.

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

Noninterest Income

Noninterest income was $104.9 million in the third quarter of 2015, down 7 percent from the second quarter of 2015 and down 3 percent from the third quarter of 2014. Noninterest income represented 31 percent of the Company’s revenue in the third quarter of 2015, compared with 32 percent in the second quarter of 2015 and 33 percent for the third quarter of 2014.

The following table provides a summary of noninterest income by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands)	2015	2015	2014
Trust and investment fees	$57,978	$58,487	$56,834
Brokerage and mutual fund fees	11,735	11,424	11,021
Total wealth management fees	69,713	69,911	67,855
Cash management and deposit transaction charges	12,783	12,861	12,200
International services	11,686	11,774	12,233
FDIC loss sharing expense, net	(9,854)	(10,808)	(9,606)
Other noninterest income	21,777	25,975	22,311
Total noninterest income before gain	106,105	109,713	104,993
(Loss) gain on disposal of assets	(1,264)	1,538	2,985
Gain on sale of securities	30	1,924	14
Impairment loss on securities	—	(271)	(75)
Total noninterest income	$104,871	$112,904	$107,917

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

Trust and investment fees were $58.0 million for the third quarter of 2015, a decrease of 1 percent from $58.5 million for the second quarter of 2015 and a 2 percent increase from $56.8 million for the third quarter of 2014. Trust and investment fee income for the current quarter increased compared with the year-earlier period despite lower AUM balances, as growth in higher yielding AUM balances in the Bank’s core asset management business more than offset the impact of a decrease in AUM at a wealth management affiliate. Brokerage and mutual fund fees were $11.7 million for the third quarter of 2015, an increase of 3 percent from $11.4 million for the second quarter of 2015 and a 6 percent increase from $11.0 million for the year-earlier quarter.

AUM includes assets for which the Company makes investment decisions on behalf of its clients and assets under advisement for which the Company receives advisory fees from its clients. Assets under administration (“AUA”) are assets the Company holds in a fiduciary capacity or for which it provides non-advisory services. The table below provides a summary of AUM and AUA for the dates indicated:

	September 30,		%	June 30,	%
(in millions)	2015	2014	Change	2015	Change

Assets Under Management	$46,318	$49,091	(6)	$47,749	(3)

Assets Under Administration
Brokerage	6,132	5,674	8	6,310	(3)
Custody and other fiduciary	6,906	6,412	8	7,024	(2)
Subtotal	13,038	12,086	8	13,334	(2)
Total assets under management or administration (1)	$59,356	$61,177	(3)	$61,083	(3)

(1)              Excludes $25.99 billion, $32.75 billion and $28.58 billion of AUM for asset managers in which the Company held a noncontrolling ownership interest as of September 30, 2015, June 30, 2015 and September 30, 2014, respectively.

AUM totaled $46.32 billion as of September 30, 2015, down 3 percent from the second quarter of 2015 and 6 percent from the year-earlier quarter. Assets under management or administration were $59.36 billion at September 30, 2015, down 3 percent from the second quarter of 2015 and year-earlier quarter. The decline in AUM compared with the prior quarter and year-earlier quarter was primarily attributable to a decrease in AUM at a wealth management affiliate and lower market valuations at September 30, 2015.

A distribution of AUM by type of investment is provided in the following table:

	% of Assets Under Management
Investment	September 30, 2015	June 30, 2015	September 30, 2014
Equities	47%	49%	47%
U.S. fixed income	29	29	25
Cash and cash equivalents	17	14	18
Other (1)	7	8	10
	100%	100%	100%

(1) Includes private equity and other alternative investments.

Other Noninterest Income

Cash management and deposit transaction fees for the third quarter of 2015 were $12.8 million, down slightly from the second quarter of 2015, and up 5 percent from the third quarter of 2014.

International services income for the third quarter of 2015 was $11.7 million, down 1 percent from the second quarter of 2015, and down 5 percent from the year-earlier quarter. International services income is composed of foreign exchange fees, fees on commercial letters of credit and standby letters of credit, foreign collection fees, and gains and losses associated with fluctuations in foreign currency exchange rates. The decrease from the year-earlier quarter was due to lower client activity.

Net FDIC loss sharing expense was $9.9 million for the third quarter of 2015, compared with $10.8 million for the second quarter of 2015 and $9.6 million for the year-earlier quarter. See “FDIC-Assisted Acquired Assets” included elsewhere in this report for further discussion of FDIC loss sharing income and expense.

Net loss on disposal of assets was $1.3 million in the third quarter of 2015, compared with net gains of $1.5 million and $3.0 million in the second quarter of 2015 and third quarter of 2014, respectively. The decrease compared with the prior and year-earlier quarters was primarily due to losses on disposal of fixed assets in the third quarter of 2015 and lower gains on the sales of covered OREO. The amount for the third quarter of 2014 also includes a $1.4 million gain on the sale of the Company’s retirement services recordkeeping business.

The Company recognized net gains on sales of securities of $30 thousand during the third quarter of 2015, compared with net gains of $1.9 million in the second quarter of 2015 and $14 thousand for the third quarter of 2014. No impairment losses were recognized in earnings on securities-available-for sale in the third quarter of 2015. Impairment losses of $0.3 million and $0.1 million were recognized in earnings on securities available-for-sale in the second quarter of 2015 and third quarter of 2014, respectively. See “Balance Sheet Analysis—Securities” included elsewhere in this report for further discussion of impairment on securities available-for-sale.

Other income for the third quarter of 2015 was $21.8 million, down 16 percent from $26.0 million for the second quarter of 2015 and down 2 percent from $22.3 million for the third quarter of 2014. The decrease from the second quarter of 2015 was largely due to lower income on client swaps, lower lease residual income and lower gains recognized on the transfers of acquired impaired loans to OREO. The decrease from the year-earlier quarter was largely due to decreases in lease residual income and loan syndication fee income, partially offset by higher credit card fee income.

Noninterest Expense

Noninterest expense was $238.0 million for the third quarter of 2015, up 3 percent from $231.7 million for the second quarter of 2015 and up 7 percent from $222.9 million for the third quarter of 2014.

The following table provides a summary of noninterest expense by category:

	For the three months ended
	September 30,	June 30,	September 30,
(in thousands) (1)	2015	2015	2014

Salaries and employee benefits	$148,790	$144,681	$142,210

All other:
Net occupancy of premises	18,168	16,179	15,862
Legal and professional fees	18,105	17,348	14,350
Information services	11,658	10,648	10,260
Depreciation and amortization	9,478	9,508	8,276
Amortization of intangibles	1,241	1,226	1,426
Marketing and advertising	7,718	8,938	7,576
Office services and equipment	4,922	5,102	5,038
Other real estate owned	1,321	1,094	2,360
FDIC assessments	5,442	5,276	4,629
Other operating	11,200	11,660	10,927
Total all other	89,253	86,979	80,704
Total noninterest expense	$238,043	$231,660	$222,914

(1)              Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Salaries and employee benefits expense was $148.8 million for the third quarter of 2015, up 3 percent from $144.7 million for the second quarter of 2015 and up 5 percent from $142.2 million for the year-earlier quarter. Full-time equivalent staff was 3,684 at September 30, 2015, up from 3,651 at June 30, 2015 and 3,598 at September 30, 2014. The increase in salaries and benefits expense compared with the prior quarter reflects higher group insurance costs, higher salaries due to growth in staff count and higher incentive compensation. The increase in expense from the year-earlier quarter was largely due to higher incentive compensation and higher salaries due to the addition of staff.

Salaries and employee benefits expense for the third quarter of 2015 included $4.7 million of share-based compensation expense compared with $5.0 million for the second quarter of 2015 and $5.5 million for the year-earlier quarter. The decrease from the prior quarter was attributable to expense associated with cash-settled restricted stock units, which fluctuates based on the Company’s stock price. The Company’s average stock price decreased in the third quarter compared with the second quarter. The decrease from the year-earlier quarter was primarily attributable to the vesting of cash-settled restricted stock units in 2015. See Note 10, Share-Based Compensation, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of share-based compensation.

The remaining noninterest expense categories totaled $89.3 million for the third quarter of 2015, up 3 percent from $87.0 million for the second quarter of 2015 and up 11 percent from $80.7 million for the third quarter of 2014. The increase in expense compared with the prior quarter was largely due to higher occupancy costs, higher information services costs due in part to an increase in software license fees, and higher legal and professional fees. These increases were partially offset by lower marketing and advertising costs in the current quarter. The increase in expense compared with the year-earlier quarter, is largely due to the same categories as above, along with higher depreciation and amortization expense and FDIC assessments.

Legal and professional fees were $18.1 million for the third quarter of 2015, up 4 percent from $17.3 million in the second quarter of 2015 and up 26 percent from $14.4 million in the year-earlier quarter. Professional services fees associated with escrow and title accounts increased in the third quarter compared with the prior quarter due to higher volume. The increase from the prior-year quarter was largely due to higher legal fees related to defense matters, higher personnel procurement expenses and higher sub-advisory fees. Legal and professional fees for the third quarter of 2015 included $0.7 million in merger-related expenses.

Legal and professional fees associated with loans and OREO covered by the FDIC loss-sharing agreements were $1.3 million for the third quarter of 2015, a slight increase from the second quarter of 2015 and up from $0.6 million for the third quarter of 2014. Under the loss-sharing agreements, 80 percent of qualifying legal and professional fees associated with covered loans and OREO are reimbursable by the FDIC and reflected in FDIC loss sharing income (expense), net in the noninterest income section of the consolidated statements of income.

The following table provides a summary of OREO expense for non-covered and covered OREO. Qualifying covered OREO expenses are reimbursable by the FDIC at 80 percent.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Non-covered OREO expense
Valuation write-downs	$373	$28	$373	$41
Holding costs and foreclosure expense	171	1,165	467	1,344
Total non-covered OREO expense	$544	$1,193	$840	$1,385
Covered OREO expense
Valuation write-downs	$323	$367	$2,062	$1,456
Holding costs and foreclosure expense	454	800	2,244	3,324
Total covered OREO expense	$777	$1,167	$4,306	$4,780

Total OREO expense	$1,321	$2,360	$5,146	$6,165

FDIC-Assisted Acquired Assets

The Company accounts for its acquired impaired loans under ASC 310-30. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. These loans were recorded at fair value at the time of acquisition. In connection with its FDIC-assisted acquisitions, the Company entered into loss-sharing agreements with the FDIC under which the FDIC will reimburse the Company for 80 percent of eligible losses with respect to acquired loans, OREO and unfunded loan commitments. The expected reimbursements under the loss-sharing agreements were recorded as an indemnification asset at their initial estimated fair value on the date of acquisition.

FDIC loss sharing under the commercial loss-sharing agreements for 1st Pacific Bank of California and Sun West Bank ended on June 30, 2015. As a result, losses recognized on assets subject to these agreements are no longer shared with the FDIC effective July 1, 2015. However, the Company is still subject to sharing 80 percent of its recoveries with the FDIC up to the last day of the quarter in which the commercial loss-sharing agreements terminate. See Note 5, Loans, Allowance for Loan and Lease Losses, and Reserve for Off-Balance Sheet Credit Commitments, of the Notes to the Unaudited Consolidated Financial Statements for further discussion of the termination dates. At September 30, 2015, $377.1 million of acquired impaired loans were covered under the FDIC loss-sharing agreements and $22.4 million were not covered.

The following table summarizes the components of income and expense related to FDIC-assisted acquired assets for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Interest income on acquired impaired loans
Base yield	$8,896	$11,160	$28,131	$36,067
Income on loans paid-off or fully charged-off	9,514	11,310	34,092	39,316
Total interest income on acquired impaired loans	$18,410	$22,470	$62,223	$75,383

Provision for losses on acquired impaired loans
Provision for losses on acquired impaired loans	$1,148	$589	$2,736	$3,783

Noninterest income related to FDIC-assisted acquired assets
FDIC loss sharing expense, net
(Loss) gain on indemnification asset	$(2,152)	$285	$(6,289)	$(508)
Indemnification asset amortization	(1,897)	(2,780)	(6,287)	(9,264)
Net FDIC reimbursement for OREO and loan expenses	1,923	1,210	5,362	5,023
Removal of indemnification asset for loans paid-off or fully charged-off	(1,937)	(3,584)	(5,231)	(11,577)
Removal of indemnification asset for unfunded loan commitments
and loans transferred to OREO	(198)	(645)	(1,104)	(2,094)
Removal of indemnification asset for OREO and net
reimbursement to FDIC for OREO sales	(60)	(1,264)	(1,208)	(3,402)
Loan recoveries shared with FDIC	(5,214)	(2,383)	(11,091)	(16,471)
Increase in FDIC clawback liability	(319)	(445)	(1,502)	(2,557)
Total FDIC loss sharing expense, net	(9,854)	(9,606)	(27,350)	(40,850)

Gain on disposal of assets
Net gain on sale of OREO	41	1,252	1,476	4,254

Other income
Net gain on transfers of loans to OREO	65	616	1,555	2,346
Amortization of fair value on acquired unfunded loan commitments	304	146	279	579
OREO income	32	375	289	1,099
Other	1,466	(255)	1,260	132
Total other income	1,867	882	3,383	4,156

Total noninterest income related to FDIC-assisted acquired assets	$(7,946)	$(7,472)	$(22,491)	$(32,440)

Noninterest expense related to FDIC-assisted acquired assets (1)
Other real estate owned
Valuation write-downs	$323	$367	$2,062	$1,456
Holding costs and foreclosure expense	454	800	2,244	3,324
Total other real estate owned	777	1,167	4,306	4,780

Legal and professional fees	1,274	645	3,031	3,217

Other operating expense
Other expenses	5	4	19	28

Total noninterest expense related to FDIC-assisted acquired assets (2)	$2,056	$1,816	$7,356	$8,025

(1)              OREO, legal and professional fees, and other expenses related to FDIC-assisted acquired assets must meet certain FDIC criteria in order for the expense amounts to be reimbursed. Certain amounts reflected in these categories may not be reimbursed by the FDIC.

(2)              Excludes personnel and other corporate overhead expenses that the Company incurs to service FDIC-assisted acquired assets and costs associated with the branches acquired in FDIC-assisted acquisitions.

Acquired Impaired Loan Base Yield and FDIC Indemnification Asset Amortization/Accretion

For acquired impaired loans, the excess of cash flows expected to be collected over the carrying value of the underlying acquired loans is referred to as “accretable yield.” The accretion of this amount is recognized in interest income over the expected life of the acquired impaired loans and is herein referred to as “base yield.” For the FDIC indemnification asset, the difference between the cash flows the Company expects to collect from the FDIC (“FDIC cash flows”) for covered assets and the carrying value of the indemnification asset is amortized or accreted into noninterest income up until the expiration date of the FDIC loss sharing. Both the base yield and the amortization or accretion of the indemnification asset are calculated using a level yield method that takes into consideration the remaining life of the acquired impaired loans and the terms of the FDIC loss-sharing agreements.

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

The Company recorded base yield on acquired impaired loans of $8.9 million in the third quarter of 2015, compared with $9.4 million in the second quarter of 2015 and $11.2 million in the third quarter of 2014. The Company recognized indemnification asset amortization expense of $1.9 million in the third quarter of 2015, compared with $2.0 million and $2.8 million for the second quarter of 2015 and third quarter of 2014, respectively. The decrease in base yield and indemnification asset amortization expense from prior periods was primarily due to portfolio run-off. Average acquired impaired loans were $420.3 million during the third quarter of 2015, down from $455.4 million during the second quarter of 2015 and $580.2 million for the year-earlier quarter.

Quarterly Update of Cash Flow Projections

The Company reviews and updates cash flow projections on acquired impaired loans and the related FDIC loss-sharing agreements on a quarterly basis. These projections take into consideration such inputs as the contractual terms of the acquired impaired loans, the contractual terms of the FDIC loss-sharing agreements, credit assumptions and prepayment assumptions. The quarterly update of cash flow projections impacts the following balance sheet and income statement items:

Balance Sheet Line Item	Corresponding Income Statement Line Item
Acquired impaired loans	Base yield in interest income

Allowance for losses on acquired impaired loans	(Reversal of) provision for losses on acquired impaired loans

FDIC indemnification asset	FDIC loss sharing income or expense, net
– Gain or loss on indemnification asset
– Indemnification asset amortization or accretion (on a prospective basis)

FDIC clawback liability	FDIC loss sharing income or expense, net
– Increase or decrease in FDIC clawback liability

Generally, for acquired impaired loans, decreases in estimated loan cash flows over those expected at the acquisition date and subsequent measurement periods are recognized by recording a provision for losses on acquired impaired loans. Decreases in estimated loan cash flows are typically accompanied by higher expected losses which would result in increases in FDIC cash flows for covered loans. Increases in expected FDIC cash flows are recognized as gains on the FDIC indemnification asset.

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

The Company recorded a $1.1 million provision for losses on acquired impaired loans in the third quarter of 2015, compared with a provision for losses of $1.1 million in the second quarter of 2015 and a $0.6 million provision in the third quarter of 2014. Loss on indemnification asset was $2.2 million for the third quarter of 2015, compared with $2.8 million loss for the second quarter of 2015 and $0.3 million gain for the third quarter of 2014. Expense from the increase in FDIC clawback liability was $0.3 million, $0.3 million and $0.4 million for the third quarter of 2015, second quarter of 2015 and third quarter of 2014, respectively. The provision for losses on acquired impaired loans, the loss on indemnification asset and the change in FDIC clawback liability are the result of changes, both in amount and timing, in expected loan cash flows and FDIC cash flows due to actual loan performance and the Company’s revised loan loss and prepayment forecasts. During the third quarter of 2015, the overall expected lifetime cash flows of the acquired impaired loan portfolio improved, but the change in amount and timing of cash flows and change in the allowance due to loan removal, as well as the varying performance among different loan pools, resulted in the recognition of a net provision for losses on acquired impaired loans and a net loss on indemnification asset. The increase in the FDIC clawback liability was driven by an overall improvement in portfolio credit.

The revisions of the loss forecasts were based on the results of management’s review of market conditions, the credit quality of the outstanding acquired impaired loans and loan performance data since the acquisition of those loans. The Company will continue updating cash flow projections on acquired impaired loans and related FDIC loss-sharing agreements on a quarterly basis. Due to the uncertainty in the future performance of the acquired impaired loans, additional provision expense or provision reversal, gain or loss on indemnification asset, and changes in FDIC clawback liability may be recognized in future periods.

Removal of FDIC-Assisted Acquired Assets

A removal of an FDIC-assisted acquired asset occurs when a loan is paid off, fully charged off, sold or transferred to OREO, or when OREO is liquidated. The difference between the carrying value of the asset and the cash or non-cash proceeds received upon its removal is recognized as a gain or loss in the income statement. The gain or loss on acquired impaired loans that are paid off or fully charged off, also referred to as “net accelerated accretable yield recognition,” is recorded in interest income. Gain or loss recognized on the transfer of acquired impaired loans to OREO is calculated as the difference between the carrying value of the acquired impaired loan and the fair value of the underlying foreclosed collateral, and is recognized in other noninterest income. The Company also recognizes gains and losses from the sale of covered OREO through noninterest income.

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

Interest income from net accelerated accretable yield recognition was $9.5 million in the third quarter of 2015, compared with $16.2 million in the second quarter of 2015 and $11.3 million in the year-earlier quarter. The decrease from the second quarter of 2015 was primarily attributed to smaller recoveries on acquired impaired loans during the third quarter. The net expense from the removal of indemnification asset for loans that were paid off or fully charged off was $1.9 million, $1.2 million and $3.6 million in the third quarter of 2015, second quarter of 2015 and third quarter of 2014, respectively. The increase in balance from the second quarter of 2015 was due to higher portions of gains to be shared with the FDIC from covered loans that were paid off or fully charged off during the third quarter.

Net gain on transfers of acquired impaired loans to OREO was $0.1 million in the third quarter of 2015, compared with $1.2 million for the second quarter of 2015 and $0.6 million in the year-earlier quarter. Transfer of acquired impaired loans to OREO declined as a result of improvements in the portfolio’s credit quality and general market conditions. Net gain on sale of covered OREO was less than $0.1 million in the third quarter of 2015, compared with $1.4 million in the second quarter of 2015 and $1.3 million in the year-earlier quarter. Total net expense from the removal of the indemnification asset for all other covered asset removals, excluding the removal of indemnification asset for loans that were paid off or fully charged off, was $0.3 million in the third quarter of 2015, $1.9 million in the second quarter of 2015 and $1.9 million in the year-earlier quarter. The decrease in net gain on sale of covered OREO and related expense from the indemnification asset recognized in the third quarter of 2015 was driven by lower OREO sale volume.

Loan recoveries on previously charged-off covered loans are also shared with the FDIC. The portion that is payable to the FDIC is recognized as “Loan recoveries shared with FDIC” under FDIC loss sharing income or expense. The Company recognized expenses of $5.2 million in the third quarter of 2015, $3.4 million in the second quarter of 2015 and $2.4 million in the year-earlier quarter. The Company has recognized significant loan recoveries in the last several years as a result of increases in the value of real estate collateral and improvements in the financial condition of borrowers or guarantors.

Other Expenses

Noninterest expense related to FDIC-assisted acquired assets includes OREO expense, legal and professional expense, and other operating expenses. These expenses are subject to FDIC reimbursement, but must meet certain FDIC criteria in order to be reimbursed. Certain amounts reflected in the table above may not be reimbursable by the FDIC. The FDIC reimbursements related to qualified expenses are recognized as income in “Net FDIC reimbursement for OREO and loan expenses” under FDIC loss sharing income or expense.

Total OREO expense, which includes valuation write-downs, holding costs and foreclosure expenses was $0.8 million for the third quarter of 2015, down from $1.0 million for the second quarter of 2015 and $1.2 million for the year-earlier quarter. The decrease in total OREO expense from the prior periods was primarily due to lower valuation write-downs during the third quarter of 2015. Legal and professional fees related to FDIC-assisted acquired assets were $1.3 million in the third quarter of 2015, unchanged from the second quarter of 2015 and $0.6 million in the year-earlier quarter. Net FDIC reimbursement for these expenses of $1.9 million for the third quarter of 2015 increased from $0.8 million for the second quarter of 2015 and $1.2 million for the third quarter of 2014.

Other Information on the FDIC Indemnification Asset

The following table is a summary of activity in the FDIC indemnification asset for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$34,799	$68,038	$50,511	$89,227
Indemnification asset amortization	(1,897)	(2,780)	(6,287)	(9,264)
(Loss) gain on indemnification asset	(2,152)	285	(6,289)	(508)
Reductions (1)	(2,586)	(5,626)	(9,771)	(19,538)
Balance, end of period	$28,164	$59,917	$28,164	$59,917

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

When an FDIC-assisted acquired asset is charged off or written down and is subject to FDIC reimbursement under the FDIC loss-sharing agreements, the Company records the estimated amount of reimbursement in an FDIC receivable account, which is classified in the Other Assets line of the consolidated balance sheet.

Segment Operations

The Company’s reportable segments are Commercial and Private Banking, Wealth Management and Other. For a more complete description of the segments, including summary financial information, see Note 18, Segment Results, of the Notes to the Unaudited Consolidated Financial Statements.

Commercial and Private Banking

Net income for the Commercial and Private Banking segment increased to $63.4 million for the third quarter of 2015 from $55.0 million for the third quarter of 2014. Net income for the nine months ended September 30, 2015 was $162.0 million, up from $141.0 million for the year-earlier period. The increase in net income for the current quarter from the year-earlier quarter was primarily due to higher net interest income, partially offset by a lower reversal of provision for credit losses on loans and leases, excluding acquired impaired loans, and higher noninterest expense. The higher net income for the first nine months of 2015 compared with the year-earlier period was due to increases in net interest income and noninterest income. These increases were partially offset by higher provision on loans and leases and higher noninterest expense.

Net interest income increased to $226.2 million for the third quarter of 2015 from $204.8 million for the year-earlier quarter. Net interest income for the nine months ended September 30, 2015 increased to $662.2 million from $602.9 million for the same period in 2014. The increase from the prior-year periods was primarily attributable to organic loan growth, partially offset by lower interest income from acquired impaired loans. Average loans and leases, excluding acquired impaired loans, in the segment grew 17 percent to $21.91 billion for the third quarter of 2015 from $18.78 billion for the same period in 2014. Average loans and leases for the nine months ended September 30, 2015 increased to $21.17 billion, or by 18 percent from $17.99 billion for the year-earlier period. Average acquired impaired loans decreased to $420.3 million for the current quarter from $580.2 million for the third quarter of 2014 and $455.8 million for the first nine months of 2015 compared to $639.6 million for the same period in 2014.

The growth in net interest income was also a result of continued core deposit growth. The Asset Liability Funding Center (“Funding Center”), which is used for funds transfer pricing, pays the business line units for generating deposits. Average deposits for this segment increased by 13 percent to $29.95 billion for the three months ended September 30, 2015 from $26.48 billion for the year-earlier quarter, and increased by 11 percent to $28.65 billion for the nine months ended September 30, 2015 from $25.71 billion for the same period in 2014. The increase was driven by new client relationships and growth in deposits of existing clients.

The segment recorded a reversal of provision for credit losses on loans and leases, excluding acquired impaired loans, of $6.0 million for the three months ended September 30, 2015 and a provision of $4.0 million for the nine months ended September 30, 2015. The segment recorded reversals of provision for credit losses on loans and leases, excluding acquired impaired loans, of $8.0 million and $9.0 million for the three and nine months ended September 30, 2014. Provision for losses on acquired impaired loans was $1.1 million and $2.7 million for the three and nine months ended September 30, 2015, respectively, compared to provisions of $0.6 million and $3.8 million provision for the three and nine months ended September 30, 2014. Refer to “Results of Operations—Provision for Credit Losses” and “Balance Sheet Analysis—Loan and Lease Portfolio—Asset Quality” included elsewhere in this report for further discussion of the provision. Refer to “Results of Operations—FDIC-Assisted Acquired Assets” included elsewhere in this report for further discussion of the provision for losses on acquired impaired loans.

Noninterest income for the third quarter of 2015 was $51.7 million, up 2 percent from $50.9 million for the prior-year quarter. Noninterest income for the nine months ended September 30, 2015 increased 17 percent to $158.7 million, from $135.5 million for the year-earlier period. The increase from the prior-year quarter was largely due to higher credit card fees and higher wealth management fee income. Revenues associated with wealth management products and services utilized by Commercial and Private Banking clients are allocated to this segment. These increases were partially offset by decreases in lease residual income and net gains on sales of foreclosed assets. The increase in noninterest income for the nine months ended September 30, 2015, compared with the year-earlier period, is primarily due to lower FDIC loss-sharing expense and increases in credit card fee income and client swap income, which were partially offset by lower gains on sales of foreclosed assets.

Noninterest expense, including depreciation and amortization, was $190.8 million for the three months ended September 30, 2015, up 7 percent from $178.6 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased to $571.5 million for the first nine months of 2015, up 9 percent from $525.4 million for the same period in 2014. The increase was primarily due to higher salaries and employee benefit costs, and increases in occupancy costs and legal and professional fees.

Wealth Management

The Wealth Management segment had net income attributable to City National Corporation of $6.3 million for the third quarter of 2015, down slightly from $6.4 million for the year-earlier quarter. Net income attributable to City National Corporation for the nine months ended September 30, 2015 was $26.8 million, compared with $18.8 million for the year-earlier period.

Noninterest income increased 1 percent to $70.1 million for the third quarter of 2015 from $69.3 million for the year-earlier quarter, and by 7 percent to $215.5 million for the nine months ended September 30, 2015 from $201.4 million for the same period in 2014. The increase from prior periods was mainly due to higher wealth management fees. Refer to “Results of Operations—Noninterest Income—Wealth Management” included elsewhere in this report for further discussion of the factors impacting income for the Wealth Management segment.

Noninterest expense, including depreciation and amortization, was $61.7 million for the third quarter of 2015, up 5 percent from $59.0 million for the year-earlier quarter. Noninterest expense, including depreciation and amortization, increased 3 percent to $176.5 million for the nine months ended September 30, 2015 from $171.6 million for the year-earlier period. The increase in expense from the year-earlier quarter and year-to-date was largely due to higher salary and incentive compensation expense, net of the impact of the sale of the retirement services business during the third quarter of 2014, and higher occupancy costs.

Other

Net income for the Other segment decreased to $2.1 million for the third quarter of 2015 from $8.5 million for the third quarter of 2014. Net income decreased to $13.0 million for the nine months ended September 30, 2015 from $29.4 million for the same period in 2014. The decrease in net income was due to lower net interest income, lower noninterest income and higher depreciation and amortization expense.

Net interest income was $5.5 million and $21.1 million for the three and nine months ended September 30, 2015, down from $10.5 million and $30.5 million for the same periods in 2014. The Funding Center, which is included in the Other segment, charges the business line units for loans and pays them for generating deposits. During the third quarter of 2015, funding credit given to the Commercial and Private Banking segment increased compared with the year-earlier quarter due to higher average deposit balances. Also, funding charges applied to loan balances in the lending units remain low due to the low interest rate environment. Both of these circumstances resulted in lower net interest income in the Other segment and higher net interest income in the Commercial and Private Banking segment.

Noninterest income (loss) was ($16.9) million for the current quarter compared with ($12.3) million for the third quarter of 2014. Noninterest income (loss) increased to ($45.4) million for the nine months ended September 30, 2015 from ($26.7) million for the year-earlier period. Noninterest expense (income), including depreciation and amortization was ($14.5) million and ($43.8) million for the three and nine months ended September 30, 2015, respectively, compared with ($14.8) million and ($41.6) million for the same periods in 2014. The changes in noninterest income (loss) and noninterest expense (income) compared with the same periods in 2014 was primarily due to an increase in the elimination of inter-segment revenues and costs (recorded in the Other segment) associated with wealth management products and services compared to the year-earlier periods. Also contributing to the change in noninterest expense was an increase in depreciation and amortization expense related to fixed assets and software.

Income Taxes

The Company recognized income tax expense of $32.2 million during the third quarter of 2015, compared with tax expense of $37.7 million in the second quarter of 2015 and $37.5 million in the year-earlier quarter. The effective tax rate was 31.0 percent of pretax income for the third quarter of 2015, compared with 35.3 percent for the second quarter of 2015 and 34.6 percent for the year-earlier quarter. The lower tax rate during the third quarter of 2015 was attributable to $4.7 million in tax benefits recorded during the current quarter for annual tax return true-ups, the pending completion of tax audits with the Franchise Tax Board and expected settlements of other tax items. The effective tax rates differ from the applicable statutory federal and state tax rates due to various factors, including tax benefits from investments in affordable housing partnerships, tax-exempt income on municipal bonds, bank-owned life insurance and other adjustments.

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

BALANCE SHEET ANALYSIS

Total assets were $35.58 billion at September 30, 2015, an increase of 11 percent from $32.00 billion at September 30, 2014 and up 5 percent from $33.76 billion at June 30, 2015. Average assets for the third quarter of 2015 increased 12 percent to $34.45 billion from $30.90 billion for the third quarter of 2014. Total average interest-earning assets for the third quarter of 2015 were $32.72 billion, up 12 percent from $29.24 billion for the third quarter of 2014. The increase in assets from the year-earlier quarter primarily reflects higher loan balances.

Securities

At September 30, 2015, the Company had total securities of $8.97 billion, comprised of securities available-for-sale at fair value of $5.31 billion, securities held-to-maturity at amortized cost of $3.51 billion and trading securities at fair value of $154.7 million. The Company had total securities of $9.48 billion at December 31, 2014, comprised of securities available-for-sale at fair value of $5.88 billion, securities held-to-maturity at amortized cost of $3.43 billion and trading securities at fair value of $173.2 million. At September 30, 2014, the Company had total securities of $9.21 billion, comprised of securities available-for-sale at fair value of $5.63 billion, securities held-to-maturity at amortized cost of $3.45 billion and trading securities at fair value of $125.9 million. The decrease in securities available-for-sale since year-end 2014 reflects the Company’s strategy to fund loan growth with cash flow from the securities portfolio to the extent possible.

The following is a summary of amortized cost and estimated fair value for the major categories of securities available-for-sale and held-to-maturity:

	September 30, 2015		December 31, 2014		September 30, 2014
	Amortized		Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Securities available-for-sale:
U.S. Treasury	$390,098	$390,329	$116,919	$116,926	$46,716	$46,765
Federal agency - Debt	285,616	286,360	1,401,303	1,398,581	1,329,891	1,326,728
Federal agency - MBS	91,690	92,881	102,939	104,526	105,992	106,976
CMOs - Federal agency	3,538,000	3,536,128	3,599,831	3,580,590	3,583,667	3,559,078
CMOs - Non-agency	20,749	20,431	24,385	24,014	25,521	25,282
State and municipal	356,623	360,744	473,272	479,031	374,948	381,993
Other debt securities	621,224	622,314	174,352	176,169	174,538	177,042
Total available-for-sale debt securities	5,304,000	5,309,187	5,893,001	5,879,837	5,641,273	5,623,864
Equity securities and mutual funds	—	—	1,508	3,146	621	5,312
Total available-for-sale securities	$5,304,000	$5,309,187	$5,894,509	$5,882,983	$5,641,894	$5,629,176

Securities held-to-maturity (1):
Federal agency - Debt	$445,721	$457,436	$292,932	$299,107	$296,900	$299,759
Federal agency - MBS	575,071	593,883	553,589	564,741	582,365	584,316
CMOs - Federal agency	1,630,388	1,673,193	1,811,574	1,831,280	1,847,655	1,839,453
State and municipal	769,646	788,562	682,705	703,440	625,860	640,819
Other debt securities	85,629	85,828	86,231	86,079	97,771	97,641
Total held-to-maturity securities	$3,506,455	$3,598,902	$3,427,031	$3,484,647	$3,450,551	$3,461,988

(1) Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost.

The average duration of the $5.31 billion available-for-sale portfolio was 1.9 years at September 30, 2015, down from 2.2 years at September 30, 2014 and 2.0 years at December 31, 2014. The decrease in average duration reflects a continued rotation from longer-duration to shorter-duration securities in the available-for-sale portfolio.

Changes in the fair value of securities available-for-sale will impact other comprehensive income, and thus shareholders’ equity, on an after-tax basis. Securities held-to-maturity are presented in the consolidated balance sheets at amortized cost. Changes in the fair value of securities held-to-maturity do not have an impact on other comprehensive income. At September 30, 2015, the available-for-sale securities portfolio had a net unrealized gain of $5.2 million, consisting of $28.1 million of unrealized gains and $22.9 million of unrealized losses. At December 31, 2014, the available-for-sale securities portfolio had a net unrealized loss of $11.5 million, comprised of $32.8 million of unrealized gains and $44.3 million of unrealized losses. At September 30, 2014, the available-for-sale securities portfolio had a net unrealized loss of $12.7 million, comprised of $41.1 million of unrealized gains and $53.8 million of unrealized losses. The increase in the fair value of debt securities at September 30, 2015 compared to December 31, 2014 and September 30, 2014 was due to lower interest rates and other market conditions that, in general, resulted in higher market prices for the securities owned.

The following table provides the expected remaining maturities of debt securities included in the securities portfolio at September 30, 2015, except for maturities of mortgage-backed securities which are allocated according to the average life of expected cash flows. Average expected maturities will differ from contractual maturities because of the amortizing nature of the loan collateral and prepayment behavior of borrowers.

(in thousands)	One year or less	Over 1 year through 5 years	Over 5 years through 10 years	Over 10 years	Total

Securities available-for-sale:
U.S. Treasury	$269,754	$120,575	$—	$—	$390,329
Federal agency - Debt	179,603	106,757	—	—	286,360
Federal agency - MBS	1,819	91,062	—	—	92,881
CMOs - Federal agency	119,443	3,248,817	167,868	—	3,536,128
CMOs - Non-agency	1,079	13,234	6,118	—	20,431
State and municipal	165,254	192,119	—	3,371	360,744
Other	126,850	495,464	—	—	622,314
Total debt securities available-for-sale	$863,802	$4,268,028	$173,986	$3,371	$5,309,187

Amortized cost	$861,509	$4,264,720	$174,371	$3,400	$5,304,000

Securities held-to-maturity:
Federal agency - Debt	$—	$45,000	$209,125	$191,596	$445,721
Federal agency - MBS	10	74,949	495,583	4,529	575,071
CMOs - Federal agency	8,724	773,640	848,024	—	1,630,388
State and municipal	897	210,551	458,753	99,445	769,646
Other	—	85,629	—	—	85,629
Total debt securities held-to-maturity at amortized cost	$9,631	$1,189,769	$2,011,485	$295,570	$3,506,455

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

The Company recorded no impairment losses in earnings on securities available-for-sale for the three months ended September 30, 2015 and $0.3 million for the nine months ended September 30, 2015. The Company recorded impairment losses in earnings on securities available-for-sale of $0.1 million and $0.3 million for the three and nine months ended September 30, 2014. The Company recognized after-tax amounts of $0.2 million and $0.1 million of non-credit-related other-than-temporary impairment in accumulated other comprehensive income or loss (“AOCI”) on securities available-for-sale at September 30, 2015 and 2014, respectively. No impairment losses were recognized in earnings or AOCI for securities held-to-maturity during the three and nine months ended September 30, 2015 and 2014.

Of the total securities available-for-sale in an unrealized loss position at September 30, 2015, approximately $990.6 million of securities with unrealized losses of $4.1 million were in a continuous unrealized loss position for less than 12 months, and $1.27 billion of securities with unrealized losses of $18.8 million were in a continuous loss position for more than 12 months. The majority of the gross unrealized losses are attributable to federal agency CMOs. At December 31, 2014, approximately $2.03 billion of securities with unrealized losses of $6.7 million were in a continuous unrealized loss position for less than 12 months and $1.47 billion of securities with unrealized losses of $37.6 million were in a continuous loss position for more than 12 months. At September 30, 2014, approximately $1.52 billion of securities with unrealized losses of $5.0 million were in a continuous unrealized loss position for less than 12 months and $1.60 billion of securities with unrealized losses of $48.8 million were in a continuous loss position for more than 12 months.

See Note 3, Securities, of the Notes to the Unaudited Consolidated Financial Statements for further disclosures related to the securities portfolio.

Loan and Lease Portfolio

A comparative period-end loan and lease table is presented below:

Loans and Leases

	September 30,	December 31,	September 30,
(in thousands)	2015	2014	2014
Commercial	$10,253,592	$9,360,976	$8,612,691
Commercial real estate mortgages	3,947,746	3,539,703	3,565,188
Residential mortgages	5,709,272	5,106,803	5,023,213
Real estate construction	932,422	710,224	585,232
Home equity loans and lines of credit	799,711	785,796	759,258
Installment	206,156	184,613	178,803
Lease financing	687,685	649,091	623,603
Loans and leases, excluding acquired impaired loans	22,536,584	20,337,206	19,347,988
Less: Allowance for loan and lease losses	(317,157)	(310,149)	(312,703)
Loans and leases, excluding acquired impaired loans, net	22,219,427	20,027,057	19,035,285

Acquired impaired loans	399,527	510,979	552,715
Less: Allowance for loan losses	(5,648)	(8,608)	(9,368)
Acquired impaired loans, net	393,879	502,371	543,347

Total loans and leases	$22,936,111	$20,848,185	$19,900,703
Total loans and leases, net	$22,613,306	$20,529,428	$19,578,632

Total loans and leases were $22.94 billion, $20.85 billion and $19.90 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Total loans, excluding acquired impaired loans, were $22.54 billion, $20.34 billion and $19.35 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Total loans and leases, excluding acquired impaired loans, at September 30, 2015 increased 11 percent from December 31, 2014 and 16 percent from September 30, 2014. Commercial loans, including lease financing, were up 9 percent from year-end 2014 and 18 percent from the year-earlier quarter. Commercial real estate mortgage loans increased 12 percent from year-end 2014 and 11 percent from the year-earlier quarter. Residential mortgages grew by 12 percent and 14 percent from the same periods, respectively. Real estate construction loans increased 31 percent from year-end 2014 and 59 percent from September 30, 2014.

Acquired Impaired Loans

Acquired impaired loans represent loans acquired in FDIC-assisted acquisitions that are accounted for under ASC 310-30. They totaled $399.5 million as of September 30, 2015, $511.0 million as of December 31, 2014 and $552.7 million as of September 30, 2014. Acquired impaired loans, net of allowance for loan losses, were $393.9 million as of September 30, 2015, $502.4 million as of December 31, 2014 and $543.3 million as of September 30, 2014.

The following is a summary of the major categories of acquired impaired loans:

	September 30,	December 31,	September 30,
(in thousands)	2015	2014	2014
Commercial	$994	$1,969	$2,273
Commercial real estate mortgages	376,335	481,689	522,883
Residential mortgages	3,391	4,455	5,203
Real estate construction	16,042	18,790	19,016
Home equity loans and lines of credit	2,612	3,820	3,089
Installment	153	256	251
Acquired impaired loans	399,527	510,979	552,715
Less: Allowance for loan losses	(5,648)	(8,608)	(9,368)
Acquired impaired loans, net	$393,879	$502,371	$543,347

Other

To grow loans and diversify and manage concentration risk of the Company’s loan portfolio, the Company purchases and sells participations in loans. Included in this portfolio are purchased participations in Shared National Credits (“SNC”). Purchased SNC commitments at September 30, 2015 totaled $4.64 billion or 14 percent of total loan commitments, compared to $4.22 billion or 14 percent at December 31, 2014 and $4.08 billion or 14 percent at September 30, 2014. Outstanding loan balances on purchased SNCs were $2.24 billion, or approximately 10 percent of total loans outstanding, excluding acquired impaired loans, at September 30, 2015, compared to $1.96 billion or 10 percent at December 31, 2014 and $1.94 billion or 10 percent at September 30, 2014.

Bank regulatory guidance on risk management practices for financial institutions with high or increasing concentrations of commercial real estate (“CRE”) loans on their balance sheets emphasizes the need for sound internal risk management practices for those institutions that have experienced rapid growth in CRE lending, have notable exposure to specific types of CRE, or are approaching or exceeding the supervisory criteria used to evaluate CRE concentration risk. The supervisory criteria are: total reported loans for construction, land development and other land represent 100 percent of the institution’s total risk-based capital, and both total CRE loans represent 300 percent or more of the institution’s total risk-based capital and the institution’s CRE loan portfolio has increased 50 percent or more within the last 36 months. As of September 30, 2015, total loans for construction, land development and other land represented 31 percent of total risk-based capital; total CRE loans represented 137 percent of total risk-based capital and the total portfolio of loans for construction, land development, other land and CRE increased 30 percent over the last 36 months.

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

Geographic Concentrations and Economic Trends by Geographic Region

Although the Company’s lending activities are predominantly in California, and to a lesser extent, New York, the Company has various specialty lending businesses that lend to businesses located throughout the United States of America and in certain foreign countries to facilitate trade finance activities. Excluding acquired impaired loans, California represented 72 percent of total loans outstanding and New York represented 10 percent as of September 30, 2015. The remaining 18 percent of total loans outstanding represented other states and countries. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio and credit performance depends on the economic stability of California. The Company has most of its loans in large metropolitan California cities such as Los Angeles, San Francisco and San Diego, rather than in the outlying suburban communities that have seen higher declines in real estate values during the recession. Within the Company’s Commercial loan portfolio, the five California counties with the largest exposures at September 30, 2015 are Los Angeles (36 percent), Orange (4 percent), San Diego (3 percent), Riverside (3 percent) and San Bernardino (2 percent). Within the Commercial Real Estate Mortgage loan portfolio, the five California counties with the largest exposures are Los Angeles (37 percent), San Diego (9 percent), Orange (8 percent), Riverside (4 percent) and Santa Clara (3 percent). For the Real Estate Construction loan portfolio, the concentration in California is predominately in Los Angeles (28 percent), San Diego (11 percent), Alameda (10 percent), Orange (8 percent) and Santa Clara (5 percent).

Within the Company’s acquired impaired loan portfolio at September 30, 2015, the five states with the largest concentration were California (29 percent), Texas (12 percent), Arizona (6 percent), Ohio (6 percent) and Nevada (6 percent). The remaining 41 percent of total acquired impaired loans outstanding represented other states.

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

The following table summarizes activity in the allowance for loan and lease losses and the reserve for off-balance sheet credit commitments, excluding acquired impaired loans, for the three and nine months ended September 30, 2015 and 2014. Activity is provided by loan portfolio segment which is consistent with the Company’s methodology for determining the allowance for loan and lease losses.

Changes in Allowance for Loan and Lease Losses

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014

Loans and leases outstanding, excluding acquired impaired loans	$22,536,584	$19,347,988	$22,536,584	$19,347,988
Average loans and leases outstanding, excluding acquired impaired loans	$21,969,592	$18,837,760	$21,224,326	$18,050,616
Allowance for loan and lease losses (1)
Balance, beginning of period	$316,922	$311,276	$310,149	$302,584
Loan charge-offs:
Commercial	(4,576)	(3,773)	(10,276)	(18,594)
Commercial real estate mortgages	—	—	—	(5)
Residential mortgages	—	—	—	(482)
Home equity loans and lines of credit	—	—	—	(165)
Installment	(240)	(76)	(748)	(264)
Total charge-offs	(4,816)	(3,849)	(11,024)	(19,510)
Recoveries of loans previously charged-off:
Commercial	10,514	6,202	12,229	15,437
Commercial real estate mortgages	68	225	1,270	352
Residential mortgages	34	33	110	258
Real estate construction	142	7,729	1,852	12,804
Home equity loans and lines of credit	37	52	110	254
Installment	204	158	622	1,490
Total recoveries	10,999	14,399	16,193	30,595
Net recoveries	6,183	10,550	5,169	11,085
(Reversal of) provision for credit losses	(6,000)	(8,000)	4,000	(9,000)
Transfers from (to) reserve for off-balance sheet credit commitments	52	(1,123)	(2,161)	8,034
Balance, end of period	$317,157	$312,703	$317,157	$312,703

Net recoveries to average loans and leases, excluding acquired impaired loans (annualized)	0.11%	0.22%	0.03%	0.08%
Allowance for loan and lease losses to total period-end loans and leases, excluding acquired impaired loans	1.41%	1.62%	1.41%	1.62%

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$30,024	$24,787	$27,811	$33,944
Transfers (to) from allowance	(52)	1,123	2,161	(8,034)
Balance, end of period	$29,972	$25,910	$29,972	$25,910

(1) The allowance for loan and lease losses in this table excludes amounts related to acquired impaired loans.

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

The Company anticipates the level of recoveries to significantly diminish in the foreseeable future as the amount of charge-offs that are available for recovery is significantly less than in prior periods and the charge-offs which remain have fewer opportunities for recovery due to the limited financial capacity and collateral value of the remaining charged off loans.

Based on an evaluation of individual credits, previous loan and lease loss experience, management’s evaluation of the current loan portfolio, and current economic conditions, management has allocated the allowance for loan and lease losses, excluding acquired impaired loans, for September 30, 2015, December 31, 2014 and September 30, 2014 as shown in the table below:

	Allowance amount			Percentage of total allowance
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
(in thousands)	2015	2014	2014	2015	2014	2014
Commercial and lease financing	$133,191	$115,855	$122,946	42%	37%	39%
Commercial real estate mortgages	48,506	44,745	50,989	15	15	16
Residential mortgages	9,848	10,296	11,467	3	3	4
Real estate construction	11,577	9,115	8,745	4	3	3
Home equity loans and lines of credit	5,278	6,609	7,028	2	2	2
Installment	2,290	2,228	2,384	1	1	1
Qualitative	106,467	121,301	109,144	33	39	35
Total	$317,157	$310,149	$312,703	100%	100%	100%

While the allowance is allocated by loan type above, the allowance is general in nature and is available for the portfolio in its entirety.

The Company has a qualitative factor matrix to determine the amount of reserves needed for judgmental factors that are not attributable to or reflected in the Company’s quantitative allowance models. The methodology to determine the qualitative reserves includes segmenting the Company’s portfolio into three loan categories: Commercial real estate secured, Commercial and Consumer. The qualitative reserve factors are separated into numerically informed and judgmental categories. Numerically informed factors are linked to defined macroeconomic or bank-specific criteria such as portfolio growth, problem loan trends and concentrations. Judgmental factors are based on the Company’s assessment of factors that include, but are not limited to, the legal and regulatory environment, internal systems and procedures, and entry into a new business. Each factor is assigned a risk level and a risk weight in points which is aggregated to determine the level of qualitative reserves. The factors are updated quarterly to reflect changing conditions. At September 30, 2015, the Company had total qualitative reserves of $106.5 million, of which $29.1 million, $55.2 million and $22.2 million were assigned to the Commercial real estate secured, Commercial and Consumer segments, respectively. The primary drivers of the qualitative reserves as of September 30, 2015 were loan growth, economic conditions, and loan and industry concentrations. The Company had total qualitative reserves of $121.3 million and $109.1 million as of December 31, 2014 and September 30, 2014, respectively.

Nonaccrual loans, excluding acquired impaired loans, were $34.5 million at September 30, 2015, down from $42.2 million at December 31, 2014 and $35.9 million at September 30, 2014. Net loan recoveries were $6.2 million and $5.2 million for the three and nine months ended September 30, 2015, compared to net loan recoveries of $10.6 million and $11.1 for the same periods in 2014. Classified loans were $232.0 million at September 30, 2015, up from $190.8 million at December 31, 2014 and up from $221.7 million at September 30, 2014. The Company recorded a $6.0 million reversal of provision for loan and lease losses in the third quarter of 2015 compared to a $10.0 million provision in the second quarter of 2015 and an $8.0 million reversal of provision in the third quarter of 2014.

The allowance for loan and lease losses, excluding acquired impaired loans, was $317.2 million as of September 30, 2015, compared with $310.1 million as of December 31, 2014 and $312.7 million as of September 30, 2014. The ratio of the allowance for loan and lease losses as a percentage of total loans and leases, excluding acquired impaired loans, was 1.41 percent at September 30, 2015, compared to 1.53 percent at December 31, 2014 and 1.62 percent at September 30, 2014. The allowance for loan and lease losses as a percentage of nonperforming assets, excluding FDIC-assisted acquired assets, was 790.80 percent, 586.26 percent and 679.29 percent at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company believes that its allowance for loan and lease losses continues to be appropriate.

The following table summarizes the activity in the allowance for loan losses on acquired impaired loans for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of period	$8,075	$9,103	$8,608	$15,922
Provision for losses	1,148	589	2,736	3,783
Change in allowance due to loan removals	(3,575)	(324)	(5,696)	(10,337)
Balance, end of period	$5,648	$9,368	$5,648	$9,368

The allowance for losses on acquired impaired loans was $5.6 million at September 30, 2015, down from $8.6 million at December 31, 2014 and $9.4 million at September 30, 2014 due to the stabilizing credit quality of acquired loans and portfolio run-off. The acquired impaired loan portfolio decreased 22 percent to $399.5 million at September 30, 2015 from $511.0 million at December 31, 2014 and 28 percent from $552.7 million at September 30, 2014. The Company recorded a $1.1 million and $2.7 million provision for losses on acquired impaired loans during the three and nine months ended September 30, 2015, respectively. The Company recorded a $0.6 million and $3.8 million provision for losses on acquired impaired loans during the three and nine months ended September 30, 2014. Refer to “FDIC-Assisted Acquired Assets” included elsewhere in this report for further discussion of the provision for loan losses on acquired impaired loans.

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

The following table presents information on impaired loans as of September 30, 2015, December 31, 2014 and September 30, 2014. Loan and lease balances reflect the recorded investment as of the reporting date.

	September 30, 2015		December 31, 2014		September 30, 2014
(in thousands)	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance	Loans and Leases	Related Allowance
Impaired loans, excluding acquired impaired loans (1):
Impaired loans with an allowance	$22,287	$2,609	$15,611	$728	$14,867	$1,595
Impaired loans with no related allowance	37,605	—	45,611	—	43,708	—
Total impaired loans, excluding acquired impaired loans	$59,892		$61,222		$58,575

Total impaired loans by loan type:
Commercial	$18,185	$2,315	$15,364	$399	$16,316	$1,304
Commercial real estate mortgages	22,918	255	25,042	281	25,551	291
Residential mortgages	11,850	39	11,937	48	7,785	—
Real estate construction	5,802	—	6,609	—	6,610	—
Home equity loans and lines of credit	1,137	—	2,270	—	2,313	—
Total impaired loans, excluding acquired impaired loans	$59,892	$2,609	$61,222	$728	$58,575	$1,595

(1)    Impaired loans include $33.1 million, $30.6 million and $32.0 million of loans that are on accrual status at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

The recorded investment in impaired loans, excluding acquired impaired loans, was $59.9 million at September 30, 2015, $61.2 million at December 31, 2014 and $58.6 million at September 30, 2014. There were no impaired FDIC-assisted acquired loans at September 30, 2015, December 31, 2014 or September 30, 2014.

Troubled Debt Restructured Loans

At September 30, 2015, troubled debt restructured loans were $27.3 million, before specific reserves of $0.4 million. Troubled debt restructured loans were $34.3 million, before specific reserves of $0.7 million, at December 31, 2014 and $35.9 million, before specific reserves of $0.9 million, at September 30, 2014. Troubled debt restructured loans included $22.8 million, $18.9 million and $19.3 million of restructured loans on accrual status at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. At September 30, 2015, there were $0.3 million of outstanding commitments to lend additional funds on restructured loans.

Nonaccrual and Past Due Loans

Excluding FDIC-assisted acquired assets, total nonperforming assets (nonaccrual loans and OREO) were $40.1 million, or 0.18 percent of total loans and OREO at September 30, 2015, compared with $52.9 million, or 0.26 percent, at December 31, 2014, and $46.0 million, or 0.24 percent, at September 30, 2014. Total nonperforming FDIC-assisted acquired assets (nonaccrual acquired impaired loans and covered OREO) were $8.3 million at September 30, 2015, $12.8 million at December 31, 2014 and $14.5 million at September 30, 2014.

Company policy requires that a loan be placed on nonaccrual status if either principal or interest payments are 90 days past due, unless the loan is both well secured and in process of collection, or if full collection of interest or principal becomes uncertain regardless of the time period involved. acquired impaired loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. There were no acquired impaired loans that were on nonaccrual status as of September 30, 2015, December 31, 2014 and September 30, 2014.

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. A summary of past due loans, excluding loans on nonaccrual status, is provided below:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Past due loans, excluding acquired impaired loans
30-89 days past due	$23,528	$11,903	$19,156
90 days or more past due on accrual status:
Commercial	—	148	—
Residential mortgages	2,458	921	6,145
Home equity loans and lines of credit	460	100	387
Installment	543	346	292
Total 90 days or more past due on accrual status	$3,461	$1,515	$6,824

Past due acquired impaired loans
30-89 days past due	$861	$7,416	$2,507
90 days or more past due on accrual status	20,419	28,344	38,465

The following table presents information on nonaccrual loans and OREO as of September 30, 2015, December 31, 2014 and September 30, 2014:

	September 30,	December 31,	September 30,
(in thousands)	2015	2014	2014
Nonperforming assets, excluding FDIC-assisted acquired assets
Nonaccrual loans, excluding acquired impaired loans
Commercial	$14,728	$15,096	$14,578
Commercial real estate mortgages	2,368	3,575	3,691
Residential mortgages	10,588	11,943	6,168
Real estate construction	3,460	6,598	6,598
Home equity loans and lines of credit	3,340	4,864	4,776
Installment	37	84	42
Lease financing	1	7	66
Total nonaccrual loans, excluding acquired impaired loans	34,522	42,167	35,919
OREO, excluding covered OREO	5,584	10,736	10,115
Total nonperforming assets, excluding FDIC-assisted acquired assets	$40,106	$52,903	$46,034

Nonperforming FDIC-assisted acquired assets
OREO	$8,310	$12,760	$14,487

Ratios (excluding FDIC-assisted acquired assets):
Nonaccrual loans as a percentage of total loans	0.15%	0.21%	0.19%
Nonperforming assets as a percentage of total loans and OREO	0.18	0.26	0.24
Allowance for loan and lease losses to nonaccrual loans	918.71	735.53	870.59
Allowance for loan and lease losses to total nonperforming assets	790.80	586.26	679.29

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

The table below summarizes the total activity in nonaccrual loans, excluding acquired impaired loans, for the three and nine months ended September 30, 2015 and 2014:

Changes in Nonaccrual Loans

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Balance, beginning of the period	$29,015	$64,782	$42,167	$68,651
Loans placed on nonaccrual	17,508	5,495	26,145	29,592
Net (charge-offs) recoveries	(462)	7,101	(2,725)	4,941
Loans returned to accrual status	(961)	(4,708)	(4,007)	(10,150)
Repayments (including interest applied to principal)	(10,578)	(31,801)	(27,058)	(52,054)
Transfers to OREO	—	(4,950)	—	(5,061)
Balance, end of the period	$34,522	$35,919	$34,522	$35,919

In addition to loans disclosed above as past due or nonaccrual, management has also identified $24.5 million of credit facilities to 22 borrowers as of October 21, 2015, where the ability to comply with the present loan payment terms in the future is questionable. However, the inability of the borrowers to comply with repayment terms was not sufficiently probable to place the loan on nonaccrual status at September 30, 2015, and the identification of these loans is not necessarily indicative of whether the loans will be placed on nonaccrual status. This amount was determined based on analysis of information known to management about the borrowers’ financial condition and current economic conditions. In the Form 10-Q for the period ended June 30, 2015, the Company reported that management had identified $20.1 million of credit facilities to 16 borrowers where the ability to comply with the loan payment terms in the future was questionable. Management’s classification of credits as nonaccrual, restructured or problems does not necessarily indicate that the principal is uncollectible in whole or part.

Other Real Estate Owned

The following tables provide a summary of OREO activity for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30, 2015			For the three months ended September 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$5,957	$11,311	$17,268	$4,269	$17,944	$22,213
Additions	—	285	285	5,957	1,276	7,233
Sales	—	(2,963)	(2,963)	(83)	(4,366)	(4,449)
Valuation adjustments	(373)	(323)	(696)	(28)	(367)	(395)
Balance, end of period	$5,584	$8,310	$13,894	$10,115	$14,487	$24,602

	For the nine months ended September 30, 2015			For the nine months ended September 30, 2014
(in thousands)	Non-Covered OREO	Covered OREO	Total	Non-Covered OREO	Covered OREO	Total
Balance, beginning of period	$10,736	$12,760	$23,496	$12,611	$25,481	$38,092
Additions	—	4,200	4,200	6,068	5,296	11,364
Sales	(4,779)	(6,588)	(11,367)	(8,523)	(14,834)	(23,357)
Valuation adjustments	(373)	(2,062)	(2,435)	(41)	(1,456)	(1,497)
Balance, end of period	$5,584	$8,310	$13,894	$10,115	$14,487	$24,602

OREO was $13.9 million at September 30, 2015, $23.5 million at December 31, 2014 and $24.6 million at September 30, 2014, respectively. The OREO balance at September 30, 2015 includes covered OREO of $8.3 million, compared with $12.8 million at December 31, 2014 and $14.5 million at September 30, 2014. The balance of OREO at September 30, 2015, December 31, 2014 and September 30, 2014 is net of valuation allowances of $2.4 million, $7.4 million and $9.9 million, respectively.

The Company recognized $40 thousand in total net gain on the sale of OREO in the third quarter of 2015, compared to $1.4 million in the second quarter of 2015 and $1.3 million in the year-earlier quarter. The net gain on the sale of OREO for the third quarter of 2015, second quarter of 2015 and year-earlier quarter was mostly related to the sale of covered OREO.

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

Other Assets

The following table presents information on other assets:

	September 30,	December 31,	September 30,
(in thousands) (1)	2015	2014	2014
Accrued interest receivable	$81,787	$80,721	$76,467
Deferred compensation fund assets	94,851	92,199	91,542
Stock in government agencies	50,626	58,376	58,376
Private equity and alternative investments	24,143	29,212	28,977
Bank-owned life insurance	89,884	88,069	87,379
Derivative assets	82,176	51,586	39,580
Income tax receivable	12,673	29,463	10,186
FDIC payable	(2,351)	(993)	(195)
Equipment on operating leases, net	8,515	18,544	22,041
Other	111,086	90,670	101,531
Total other assets	$553,390	$537,847	$515,884

(1)    Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Deposits

Deposits totaled $31.17 billion, $28.11 billion and $27.96 billion at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Average deposits totaled $30.11 billion for the third quarter of 2015, an increase of 5 percent from $28.55 billion for the fourth quarter of 2014 and an increase of 12 percent from $26.83 billion for the third quarter of 2014. Core deposits, which include noninterest-bearing deposits and interest-bearing deposits excluding time deposits of $100,000 and over, provide a stable source of low cost funding. Average core deposits were $29.67 billion, $28.06 billion and $26.39 billion for the quarters ended September 30, 2015, December 31, 2014 and September 30, 2014, respectively, and represented 99 percent, 98 percent and 98 percent of total deposits for each respective period. Average noninterest-bearing deposits in the third quarter of 2015 increased 10 percent from the fourth quarter of 2014 and were 19 percent higher from the year-earlier quarter.

Treasury Services deposit balances, which consist primarily of title, escrow, community association and property management deposits, averaged $3.41 billion in the third quarter of 2015, compared with $3.12 billion in the fourth quarter of 2014 and $3.03 billion for the third quarter of 2014. The increases in Treasury Services deposits were primarily due to mortgage transaction activity, higher home purchase prices, an increase in 1031 Exchange transactions and the acquisition of new client relationships.

Borrowed Funds

Total borrowed funds were $656.6 million, $961.5 million and $636.1 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Total average borrowed funds were $651.3 million, $639.5 million and $667.4 million for the quarters ended September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

Short-term borrowings consist of funds with remaining maturities of one year or less and the current portion of long-term debt. Short-term borrowings were $6.5 million as of September 30, 2015 compared to $322.9 million as of December 31, 2014 and $4.6 million as of September 30, 2014. Short-term borrowings at September 30, 2015 consist of the current portions of nonrecourse debt. The decrease in balance from year-end 2014 was primarily due to outstanding federal funds purchased at December 31, 2014. The increase from the year-earlier quarter was primarily due to an increase in the current portion of nonrecourse debt compared to the third quarter of 2014.

Long-term debt consists of borrowings with remaining maturities greater than one year and is primarily comprised of senior notes, subordinated debt, junior subordinated debt and nonrecourse debt. Long-term debt was $650.1 million, $638.6 million and $631.4 million as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. The Company’s long-term borrowings have maturity dates ranging from October 2016 to November 2034.

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

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company had off-balance sheet credit commitments totaling $10.66 billion at September 30, 2015, $9.49 billion at December 31, 2014 and $9.22 billion at September 30, 2014.

Standby letters of credit are commitments issued by the Company to guarantee the obligations of its clients to beneficiaries. Commercial letters of credit are issued on behalf of clients to ensure payment in connection with trade transactions. The Company had $679.6 million in letters of credit at September 30, 2015, of which $567.6 million relate to standby letters of credit and $112.0 million relate to commercial letters of credit. The Company had $718.0 million outstanding in letters of credit at December 31, 2014, of which $607.6 million relate to standby letters of credit and $110.4 million relate to commercial letters of credit.

As of September 30, 2015, the Company had unfunded commitments to private equity and alternative investment funds of $17.4 million. As of December 31, 2014 and September 30, 2014, the Company had unfunded commitments to private equity and alternative investment funds of $8.0 million and $8.8 million, respectively.

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

The Basel III rule became effective for the Company on January 1, 2015. At September 30, 2015, the Company reported a common equity tier 1 capital ratio of 8.62 percent, a tier 1 capital ratio of 9.68 percent, a total capital ratio of 11.63 percent and a tier 1 leverage ratio of 7.32 percent.

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for the Corporation and the Bank at September 30, 2015, December 31, 2014 and September 30, 2014:

	Regulatory Well-Capitalized Standards	September 30, 2015	December 31, 2014		September 30, 2014
City National Corporation (1)
Common equity tier 1 capital (1)	6.50%	8.62%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.68	9.78		9.92
Total risk-based capital	10.00	11.63	11.95		12.14
Tier 1 leverage	—	7.32	7.22		7.44
Tangible common equity to tangible assets (2)	—	6.23	6.28		6.21

City National Bank (1)
Common equity tier 1 capital (1)	6.50%	9.62%	N/A	%	N/A	%
Tier 1 risk-based capital	8.00	9.62	9.60		9.82
Total risk-based capital	10.00	11.63	11.74		12.01
Tier 1 leverage	5.00	7.29	7.08		7.36

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

Reconciliation of GAAP financial measure to non-GAAP financial measure:

(in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Common equity	$2,843,705	$2,675,085	$2,619,191
Less: Goodwill and other intangible assets	(668,905)	(670,699)	(672,123)
Tangible common equity (A)	$2,174,800	$2,004,386	$1,947,068

Total assets	$35,575,724	$32,597,232	$32,002,978
Less: Goodwill and other intangible assets	(668,905)	(670,699)	(672,123)
Tangible assets (B)	$34,906,819	$31,926,533	$31,330,855

Tangible common equity to tangible assets (A)/(B)	6.23%	6.28%	6.21%

Note: Certain prior period amounts have been adjusted to reflect the adoption of ASU 2014-01. See Note 1, Summary of Significant Accounting Policies, of the Notes to the Unaudited Consolidated Financial Statements for further discussion.

The ratio of period-end equity to period-end assets was 8.75 percent, 9.03 percent and 9.02 percent as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Period-end common shareholders’ equity to period-end assets was 7.99 percent, 8.21 percent and 8.18 percent for the same periods, respectively.

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

Liquidity Risk

Liquidity risk results from the mismatching of asset and liability cash flows. Funds for liquidity management can be obtained in cash markets, by borrowing, or by selling certain assets. The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company’s operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company’s liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets. Liquidity risk management is an important element in the Company’s ALCO process, and is managed within limits approved by the Board of Directors and guidelines set by management. Attention is also paid to potential outflows resulting from disruptions in the financial markets or to unexpected credit events. These factors are incorporated into the Company’s contingency funding analysis, and provide the basis for the identification of primary and secondary liquidity reserves.

In recent years, the Company’s core deposit base has provided the majority of the Company’s funding requirements. This relatively stable and low-cost source of funds, along with shareholders’ equity, provided 95 percent of funding for average total assets for the third quarter and first nine months of 2015, and 95 percent and 94 percent for the three and nine months ended September 30, 2014, respectively. Strong core deposits are indicative of the strength of the Company’s franchise in its chosen markets and reflect the confidence that clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining significant on-balance sheet liquidity reserves.

Funding obtained through short-term wholesale or market sources averaged $91.8 million for the nine months ended September 30, 2015, compared to $0.5 million for the year-earlier periods. The Company’s liquidity position was also supported through longer-term borrowings which averaged $651.3 million and $643.9 million for the three and nine months ended September 30, 2015, compared with $666.9 million and $714.0 million for the year-earlier periods. Market sources of funds comprise a modest portion of total Bank funding and are managed within concentration and maturity guidelines reviewed by management and implemented by the Company’s Treasury department.

Liquidity is further provided by assets such as federal funds sold, reverse repurchase agreements, balances held at the Federal Reserve Bank, and trading securities, which may be immediately converted to cash at minimal cost. The aggregate of these assets averaged $1.67 billion and $1.01 billion for the third quarter and first nine months of 2015, compared with $826.3 million and $886.5 million for the year-earlier periods. In addition, the Company has committed and unutilized secured borrowing capacity of $6.62 billion as of September 30, 2015 from the Federal Home Loan Bank of San Francisco, of which the Bank is a member. The Company’s investment portfolio also provides a substantial liquidity reserve. The portfolio of securities available-for-sale averaged $5.01 billion and $5.17 billion for the three and nine months ended September 30, 2015. The portfolio of securities available-for-sale averaged $5.40 billion for the three and nine months ended September 30, 2014. The unpledged portion of securities available-for-sale and held-to-maturity at fair value totaled $7.07 billion at September 30, 2015. These securities could be used as collateral for borrowing or a portion of the securities available-for-sale could be sold.

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

The Company is naturally asset-sensitive due to its large portfolio of rate-sensitive commercial loans that are funded in part by noninterest-bearing and rate-stable core deposits. As a result, if there are no significant changes in the mix of assets and liabilities, the net interest margin increases when interest rates increase and decreases when interest rates decrease. The Company uses on and off-balance sheet hedging vehicles to manage risk. The Company uses a simulation model to estimate the impact of changes in interest rates on net interest income. Interest rate scenarios include stable rates and a 200 basis point and a 400 basis point parallel shift in the yield curve occurring gradually over a two-year period. The model is used to project net interest income assuming no changes in loans or deposit mix as it stood at September 30, 2015, as well as a dynamic simulation that includes changes to balance sheet mix in response to changes in interest rates. Loan yields and deposit rates change over the simulation horizon based on current spreads and adjustment factors that are statistically derived using historical rate and balance sheet data.

As of September 30, 2015, the Federal funds target rate was at a range of zero percent to 0.25 percent. Further declines in interest rates are not expected to significantly reduce earning asset yields or liability costs, nor have a meaningful effect on net interest margin. The Company’s net interest income simulation for 2015 was performed under two rate scenarios: a 200 basis point gradual increase in rates and a 400 basis point gradual increase in rates, both over a 2-year horizon. Under the 200 basis point scenario, loans, excluding acquired impaired loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 4 percent per year. At September 30, 2015, a gradual 200 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 6.6 percent in year one and 23.1 percent in year two over the base case. The dynamic simulation incorporates balance sheet changes resulting from a gradual 200 basis point increase in rates. In combination, these rate and balance sheet effects result in an increase in projected net interest income of approximately 10.8 percent in year one and 31.5 percent in year two over the base case. Under the 400 basis point scenario, loans, excluding acquired impaired loans which are in a runoff mode, increase by 13 percent per year compared to the base case and deposits decline 7.5 percent per year. At September 30, 2015, a gradual 400 basis point parallel increase in the yield curve over the next 24 months assuming a static balance sheet would result in an increase in projected net interest income of approximately 13.1 percent in year one and 45.5 percent in year two over the base case. This compares to an increase in projected net interest income of 11.8 percent in year one and 40.3 percent in year two over the base case at September 30, 2014. The dynamic simulation based on a gradual 400 basis point increase in rates results in an increase in projected net interest income of approximately 16.0 percent in year one and 47.7 percent in year two over the base case. Interest rate sensitivity has increased due to changes in the mix of the balance sheet, primarily growth in floating rate loans and non-rate sensitive deposits. The Company’s asset sensitivity is primarily tied to changes in short-term rates due to its large portfolio of rate-sensitive loans and funding provided by noninterest-bearing and rate-stable core deposits. The Company’s interest-rate risk exposure remains within Board limits and ALCO guidelines.

The Company’s loan portfolio includes floating rate loans which are tied to short-term market index rates, adjustable rate loans for which the initial rate is fixed for a period from one year to as much as ten years, and fixed-rate loans whose interest rate does not change through the life of the transaction.

The following table shows the composition of the Company’s loan portfolio, including acquired impaired loans, by major loan category as of September 30, 2015. Each loan category is further divided into Floating, Adjustable and Fixed rate components. Floating rate loans are generally tied to either the Prime rate or to a LIBOR-based index.

	Floating Rate					Total
(in millions)	Prime	LIBOR	Total	Adjustable	Fixed	Loans
Commercial and lease financing	$2,761	$6,550	$9,311	$50	$1,580	$10,941
Commercial real estate mortgages	234	2,376	2,610	79	1,259	3,948
Residential mortgages	7	—	7	4,214	1,488	5,709
Real estate construction	155	745	900	—	32	932
Home equity loans and lines of credit	745	—	745	4	51	800
Installment	106	—	106	—	100	206
Acquired impaired loans	6	56	62	285	53	400
Total loans and leases	$4,014	$9,727	$13,741	$4,632	$4,563	$22,936

Percentage of portfolio	18%	42%	60%	20%	20%	100%

Certain floating rate loans have a “floor” rate which is absolute and below which the loan rate will not fall even though market rates may be unusually low. At September 30, 2015, $13.74 billion (60 percent) of the Company’s loan portfolio was floating rate, of which $12.01 billion (87 percent) was not impacted by rate floors. This is because either the loan contract does not specify a minimum or floor rate, or because the contractual loan rate is above the minimum rate specified in the loan contract. Of the loans which were at their contractual minimum rate, $1.48 billion (11 percent) were within 0.75 percent of the contractual loan rate absent the effects of the floor. Thus, the rate on these loans will be relatively responsive to increases in the underlying Prime or LIBOR index, and all will adjust upwards should the underlying index increase by more than 0.75 percent. Only $24.6 million of floating rate loans have floors that are more than 2 percent above the contractual rate formula. Thus, the yield on the Company’s floating rate loan portfolio is expected to be highly responsive to changes in market rates. The following table shows the balance of loans in the Floating Rate portfolio stratified by spread between the current loan rate and the floor rate as of September 30, 2015:

	Loans with No
	Floor and
	Current Rate	Interest Rate Increase Needed for Loans
	Greater than	Currently at Floor Rate to Become Floating
(in millions)	Floor	< 0.75%	0.76% - 2.00%	> 2.00%	Total
Prime	$2,952	$888	$173	$1	$4,014
LIBOR	9,061	593	49	24	9,727
Total floating rate loans	$12,013	$1,481	$222	$25	$13,741

% of total floating rate loans	87%	11%	2%	0%	100%

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

As of September 30, 2015, an instantaneous 200 basis point increase in interest rates results in a 3.4 percent decline in EVE. This compares to a 4.4 percent decline in EVE a year-earlier. The decrease in sensitivity is primarily due to changes in the mix of the balance sheet and decline in long-term interest rates. Measurement of a 200 basis point decrease in rates as of September 30, 2015 and 2014 is not meaningful due to the current low rate environment.

Interest-Rate Risk Management

Interest-rate swaps may be used to reduce cash flow variability and to moderate changes in the fair value of long-term financial instruments. Net interest income or expense associated with interest-rate swaps (the difference between the fixed and floating rates paid or received) is included in net interest income in the reporting periods in which they are earned. Derivatives are recorded on the consolidated balance sheets at their fair value. The treatment of changes in the fair value of derivatives depends on the character of the transaction. The Company had no interest-rate swaps designated as hedging instruments at September 30, 2015, December 31, 2014 and September 30, 2014.

The Company has not entered into any hedge transactions involving any other interest-rate derivative instruments, such as interest-rate floors, caps, and interest-rate futures contracts for its own portfolio in 2015. Under existing policy, the Company could use such financial instruments in the future if deemed appropriate.

Other Derivatives

The Company also offers various derivative products to clients and enters into derivative transactions in due course. These derivative contracts are offset by paired trades with unrelated bank counterparties. These transactions are not linked to specific Company assets or liabilities in the consolidated balance sheets or to forecasted transactions in a hedge relationship and, therefore, do not qualify for hedge accounting. The contracts are marked-to-market each reporting period with changes in fair value recorded as part of Other noninterest income in the consolidated statements of income. Fair values are determined from verifiable third-party sources that have considerable experience with the derivative markets. The Company provides client data to the third-party source for purposes of calculating the credit valuation component of the fair value measurement of client derivative contracts. At September 30, 2015 and 2014, the Company had entered into derivative contracts with clients (and offsetting derivative contracts with counterparties) having a notional balance of $4.02 billion and $3.29 billion, respectively.

Counterparty Risk and Collateral

Interest-rate swap agreements involve the exchange of fixed and variable-rate interest payments based upon a notional principal amount and maturity date. The Company’s interest-rate swaps had no credit risk exposure at September 30, 2015, compared with $1.0 million of credit risk exposure at September 30, 2014. The credit exposure represents the cost to replace, on a present value basis and at current market rates, all contracts outstanding by trading counterparty having an aggregate positive market value, net of margin collateral received. The Company’s swap agreements require the deposit of cash or marketable debt securities as collateral for this risk if it exceeds certain market value thresholds. These requirements apply individually to the Corporation and to the Bank. No collateral had been received from swap counterparties at September 30, 2015 and September 30, 2014. The Company delivered cash and securities collateral valued at $82.7 million on swap agreements at September 30, 2015 and $29.4 million at September 30, 2014.

Market Risk—Foreign Currency Exchange

The Company enters into foreign-exchange contracts with its clients and counterparty banks primarily for the purpose of offsetting or hedging clients’ transaction and economic exposures arising out of commercial transactions. The Company actively manages its foreign exchange exposures within prescribed risk limits and controls. At September 30, 2015, the Company’s outstanding foreign exchange contracts for client accounts totaled $815.9 million. The mark-to-market on foreign exchange contracts included in other assets and other liabilities totaled $8.5 million and $8.8 million, respectively, at September 30, 2015. At September 30, 2015, the Company had delivered cash collateral on foreign exchange contracts totaling $1.1 million, and received cash collateral on foreign exchange contracts of $1.0 million.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchaser.

The information required by subsection (c) of this item regarding purchases by the Company during the quarter ended September 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act is incorporated by reference from the relevant portion of Part I, Item 1 of this report under Note 8.

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

CITY NATIONAL CORPORATION
(Registrant)

DATE: October 30, 2015	/s/ Christopher J. Carey

CHRISTOPHER J. CAREY
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)